Form 10-Q
period 2005-10-31
dELiAs, Inc.
filed 2006-01-26
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-51648

dELiA*s, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Hudson Street, New York, N.Y. 10014

(Address of Principal Executive Offices)

(212) 807-9060

(Registrant’s telephone number, including area code)

Former name, former address and fiscal year, if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 20 , 2006, the registrant had 23,518,349 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, INC.

Item 1. Financial Statements

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2005	January 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,031	$6,503
Inventories, net	33,950	23,388
Prepaid catalog costs	5,993	2,588
Other current assets	2,224	1,825
Current assets of discontinued operations	—	2,764

Total current assets	45,198	37,068
Property and equipment, net	23,676	18,264
Goodwill	40,204	40,204
Intangible assets, net	2,857	3,522
Other non-current assets	406	477
Non-current assets of discontinued operations	—	21,947

Total assets	$112,341	$121,482

LIABILITIES AND DIVISIONAL EQUITY
Current Liabilities:
Accounts payable	$18,488	$16,806
Current portion of mortgage note payable	112	160
Accrued expenses and other current liabilities	22,683	17,904
Bank loan payable	7,254	—
Current liabilities of discontinued operations	43	822

Total current liabilities	48,580	35,692

Deferred credits	1,941	1,301
Other long term liabilities	1,010	1,234
Long-term portion of mortgage note payable	2,594	2,631

Total liabilities	54,125	40,858

Total divisional equity	58,216	80,624

Total liabilities and divisional equity	$112,341	$121,482

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net revenues	$60,318	$48,820	$148,364	$128,733
Cost of goods sold	35,146	30,153	90,383	83,937

Gross profit	25,172	18,667	57,981	44,796

Operating expenses:
Selling, general and administrative expenses	23,084	19,546	62,044	58,008
Impairment of long-lived assets	—	—	889	—
Restructuring charges	144	—	144	—

Total operating expenses	23,228	19,546	63,077	58,008

Income (loss) from continuing operations before interest income (expense) and income taxes	1,944	(879)	(5,096)	(13,212)
Interest income (expense), net	(187)	(235)	(435)	(445)

Income (loss) from continuing operations before income taxes	1,757	(1,114)	(5,531)	(13,657)
Provision for income taxes	73	—	73	—

Income (loss) from continuing operations	1,684	(1,114)	(5,604)	(13,657)
Income (loss) from discontinued business, net of taxes (note 3)	—	747	(11,061)	789

Net income (loss)	$1,684	$(367)	$(16,665)	$(12,868)

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

STATEMENTS OF CHANGES IN DIVISIONAL EQUITY

(In thousands)

Balance January 31, 2005	80,624
Net transfers to Alloy, Inc. (unaudited)	(5,743)
Net loss (unaudited)	(16,665)

Balance October 31, 2005 (unaudited)	$58,216

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended October 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,665)	$(12,868)
(Loss) income from discontinued operations (note 3)	(11,061)	789

Loss from continuing operations	(5,604)	(13,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,760	4,558
Impairment of long-lived assets	889	—
Non-cash management fees from Alloy, Inc.	217	1,512
Changes in operating assets and liabilities—net of effect of business acquisitions:
Inventories	(10,562)	(11,633)
Prepaid catalog costs and other current assets	(3,804)	(3,553)
Other non-current assets	71	(19)
Accounts payable, accrued expenses, and other current liabilities	6,827	549
Net impact of discontinued operations	(89)	1,179

Net cash used in operating activities	(8,295)	(21,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,346)	(2,474)
Sale and disposal of capital assets	—	210
Proceeds from sale of discontinued operations	13,148	—
Net impact of discontinued operations	(41)	(20)

Net cash provided by (used in) investing activities	3,761	(2,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under line of credit agreements	7,254	7,394
Payment of mortgage note payable	(85)	(45)
Payment of capitalized lease obligation	—	(149)
Reduction in restricted cash	—	3,270
Net cash transfers (to) from Alloy, Inc.	(6,075)	16,934
Net impact of discontinued operations	(32)	(846)

Net cash provided by financing activities	1,062	26,558

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,472)	3,210
CASH AND CASH EQUIVALENTS, beginning of period	6,503	914

CASH AND CASH EQUIVALENTS, end of period	$3,031	$4,124

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Cash paid during the period for:
Interest	$330	$272
Net non-cash transfers from Alloy, Inc.	$332	$202

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below and elsewhere in this document, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we own and operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store businesses that we own and operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005. The accompanying financial information for the periods ended October 31, 2005 and 2004 is unaudited.

1. Reorganization, Basis of Financial Statement Presentation and Business

Reorganization

The accompanying consolidated financial statements include the operations, assets and liabilities of Alloy, Inc.’s direct marketing and retail store segments’ merchandise business. dELiA*s, Inc. formerly was an indirect, wholly-owned subsidiary of Alloy, Inc. On May 31, 2005, Alloy, Inc. announced that its board of directors had approved a plan to pursue a spinoff to its shareholders of all of the outstanding common stock of dELiA*s, Inc. (the “Spinoff”). The Spinoff was completed as of December 19, 2005. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of the assets and liabilities related to its direct marketing and retail store segments.

Private Placement and Rights Offering

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering is being made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. The total purchase price of shares offered in the rights offering will be $20 million. MLF Investments, LLC (“MLF”), which is controlled by Mathew L. Feshbach, our Chairman of the Board, has agreed to backstop the rights offering, meaning it has agreed to purchase all shares of our common stock that remain unsold upon completion of the rights offering at the same $7.43 subscription price per share. The subscription rights will expire if they are not exercised by February 10, 2006. We may extend the period for exercising the subscription rights. However, because MLF has agreed to backstop the rights offering, we should not need to extend the exercise period because the backstop arrangement ensures that we should receive total gross proceeds of $20 million in connection with the rights offering.

Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements of dELiA*s Inc., at October 31, 2005 and October 31, 2004 and for the three and nine month period ended October 31, 2005 and October 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the dELiA*s Inc. prospectus. Our consolidated financial information for the three months and nine months ended October 31, 2005 and 2004 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been derived from the accounting records of Alloy, Inc. principally representing the retail store and direct marketing segments, using the historical results of operations and historical bases of assets and liabilities that we own and the businesses that we operate as a result of the Spinoff. Dan’s Competition, LLC (whose name we subsequently changed to “DC Restructuring, LLC” and who we sometimes refer to as “DCR”) historically reported in the direct marketing segment has been reflected as a discontinued operation in the consolidated financial statements (see note 3 to our financial statements).

Management believes the assumptions underlying the consolidated financial statements are reasonable. Prior to completion of the Spinoff, Alloy, Inc. provided certain services to us including tax, treasury, legal, auditing, corporate development, risk management, regulatory, compensatory and other services. Identifiable costs and salaries that were specific to our business were directly allocated to our operating businesses. We and Alloy, Inc. considered these allocated charges to be a reasonable reflection of the utilization of services provided (see note 10 to our financial statements).

Business

We are a direct marketing and retail company comprised of three lifestyle brands targeting primarily the consumers in the United States between the ages of 12 and 19. Our three well-established, differentiated lifestyle brands—dELiA*s, Alloy and CCS—generate revenue by selling predominately to teenage consumers through the integration of direct mail catalogs, the internet and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and the e-commerce webpages, we sell many name brand products along with our own proprietary brand products in key teenage spending categories directly to consumers in the teen market, including apparel, action sports equipment and accessories. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year currently ends on January 31. Following completion of the Spinoff we are adopting a retail calendar in which our fiscal years thereafter will end on the Saturday closest to January 31 in each year. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences (e.g., “fiscal 2004” refers to the fiscal year beginning February 1, 2004 and ending January 31, 2005).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation estimates, the expected future revenue stream of catalog mailings, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrants.

Principles of Consolidation

The consolidated financial statements include the accounts of dELiA*s, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of October 31, 2005 and January 31, 2005 was approximately $2.0 million, and $2.2 million, respectively.

Interest Income (Expense), Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and the restricted cash balance which was held in a money market account. Interest income for the three months ended October 31, 2005 and 2004 and the nine months ended October 31, 2005 and 2004 was $0, $11,000 and $0, $13,000, respectively. Interest expense primarily relates to the mortgage note payable and the credit facility with Wells Fargo. Interest expense for the three months ended October 31, 2005 and 2004 and the nine months ended October 31, 2005 and 2004 was $187,000, $246,000, and $435,000, $458,000, respectively.

Employee Stock-Based Compensation

Alloy, Inc. has stock option plans under which our employees had been granted options to purchase Alloy, Inc. common stock. Upon completion of the Spinoff, Alloy Inc. stock options were converted to options to acquire our common stock. The number of shares and exercise price of each such converted Alloy, Inc. stock option was adjusted so that each replacement dELiA*s stock option has the same aggregate intrinsic value and the same ratio of the exercise price per share to the market value per share as the Alloy, Inc. stock option it replaced. Vesting provisions, option terms and other terms and conditions of the replaced Alloy, Inc. options remain unchanged.

The Alloy, Inc. stock options were accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation.” As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price.

The following table reflects the effect on net income/(loss) if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The pro forma information is not necessarily indicative of what the pro forma net income/(loss) would have been had we been a separate, stand-alone entity during the periods presented, or what the activity may look like in the future.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2005	2004	2005	2004
Net income (loss)	1,684	(367)	$(16,665)	$(12,868)
Less: Total stock-based employee compensation costs determined under fair value based method for all awards, net of taxes	(185)	(265)	(581)	(850)

Pro forma net income (loss)	1,499	(632)	$(17,246)	$(13,718)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Issued and Reserved For Future Issuance

Common Stock and rights offering

Prior to the consummation of the Spinoff, certain of our senior officers purchased from us 161,507 shares of common stock in a private placement, for an aggregate purchase price of $1.2 million.

At the completion of the Spinoff, Alloy Inc. distributed one share of our common stock for every two shares of Alloy Inc. common stock outstanding on the Spinoff Record Date. The actual number of shares that were distributed in the Spinoff was 23,339,782.

We have distributed at no charge to persons who were holders of our common stock on December 28, 2005, transferable rights to purchase up to 2,691,790 shares of our common stock in the aggregate at a cash subscription price of $7.43 per share. The total purchase price for shares of common stock being sold in the rights offering will be $20 million (see note 1 Private Placement and Rights offering).

Stock options and restricted shares

Prior to the Spinoff, we issued options to purchase 2,150,000 shares of our common stock at an exercise price of $7.43 to certain senior management of the company. These options vest over a four year period.

In connection with the completion of the Spinoff, outstanding Alloy Inc. stock options and restricted shares held by persons who were not or did not become employees of ours were converted into adjusted options to purchase Alloy, Inc. common stock and new options and restricted shares of our common stock. We issued 3,131,583 options and 99,792 shares of restricted stock in respect to such Alloy Inc employees who remained with Alloy Inc. after the Spinoff. We also converted outstanding Alloy Inc. stock options held by persons who were our employees at the time of the Spinoff, or became our employees after the Spinoff into 956,118 dELiA*s options. These amounts were determined based on the relative market values of our and Alloy Inc. common stock following the Spinoff. Options and restricted shares issued to non employees of dELiA*s Inc. will result in a compensation charge in the fourth quarter of 2005.

Warrants and Convertible Debentures

As of November 30, 2005, Alloy, Inc. had outstanding warrants to purchase 1,326,309 shares in the aggregate of Alloy, Inc. common stock that were issued to certain purchasers of (i) Alloy, Inc. common stock in a private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such warrant otherwise is exercisable and one-half that number of shares, or 663,155 shares of our common stock. We have agreed with Alloy, Inc. that we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants will be unaffected by the Spinoff.

Alloy, Inc. currently has outstanding $69.3 million principal amount of its 5.375% convertible senior debentures due 2023 (the “Debentures”). At the time of the Spinoff, the outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy Inc. that as a result of the relative market values of our and Alloy Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures.

Net Earnings (Loss) Per Common Share

Historical net loss per common share is not presented because our common stock did not exist prior to the Spinoff. We will present basic and diluted earnings (loss) per share in the first public financial report we issue covering the period after the effective date of the Spinoff.

Recently Issued Accounting Pronouncements

The following pronouncements impact our financial statements as discussed below:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in our first annual reporting period beginning after June 15, 2005. We currently are evaluating the impact SFAS No. 123(R) will have on our consolidated financial statements as a stand-alone company and will adopt such standard as required.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, including guidance related to valuation methods; the classifications of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R); and modifications of options prior to the adoption of SFAS No. 123(R). We are currently assessing the guidance in SAB No. 107 as part of our evaluation of the adoption of SFAS No. 123(R).

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require that, unless it is impractical to do so, a change in an accounting principle be applied retrospectively to prior periods’ financial statements for all voluntary changes in accounting principles and upon adoption of a new accounting standard if the standard does not include specific transition provisions. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (APB No. 20), which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income (loss) the cumulative effect of changing to the new accounting principle. SFAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in an accounting principle. SFAS No. 154 will be applicable to accounting changes and error corrections made by us starting in fiscal 2006. The effect of applying this new standard on us will depend upon whether material voluntary changes in accounting principles, changes in estimates or error corrections occur as well as consideration of transition and other provisions included in the new standard.

3. Discontinued Operations

DC Restructuring, LLC

On May 31, 2005 Alloy, Inc. and DCR entered into an Asset Purchase Agreement pursuant to which DCR agreed to sell substantially all of its assets and liabilities to XP Innovation, LLC, a limited liability company formed and owned by the existing management of DCR, none of whom was currently an executive officer or director of Alloy, Inc. or us, in consideration of a cash payment of $13.0 million at closing, and a working capital adjustment of $148,000.

The total anticipated loss on the disposition of the related net assets, which was accounted for in our first fiscal quarter of 2005, was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. In accordance with SFAS No. 144, the results of operations of DCR have been classified as discontinued operations. The discontinued operations generated revenue of $0 million, $5.6 million and net income of approximately $0 million, $747,000 for the three months ended October 31, 2005 and 2004, respectively, and revenue of $5.7 million and $14.3 million and net (loss) income of approximately ($11.0 million) and $800,000 for the nine months ended October 31, 2005 and 2004, respectively.

The current and non-current assets and liabilities of the discontinued operations of DCR were as follows:

	October 31, 2005	January 31, 2005
Assets
Current assets:
Inventories, net	$—	$2,476
Prepaid catalog costs and other current assets	—	288

Total current assets of discontinued operations	—	2,764
Property and equipment, net	—	13
Goodwill	—	21,341
Intangible and other assets, net	—	593

Total non-current assets of discontinued operations	—	21,947

Liabilities
Current liabilities:
Accounts payable	33	504
Accrued expenses and other current liabilities	10	318

Total current liabilities of discontinued operations	$43	$822

Total net (liabilities) assets	$(43)	$23,889

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment (net) consisted of the following:

	October 31, 2005	January 31, 2005
Computer equipment	2,959	4,114
Machinery and equipment	3,490	3,269
Office furniture and fixtures	4,800	4,203
Leasehold improvements	16,568	8,552
Building	6,221	6,159
Land	500	500

	34,538	26,797
Less: accumulated depreciation and amortization	(10,862)	(8,533)

Property and equipment, net	$23,676	$18,264

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $1.2 million for the three months ended October 31, 2005 and 2004 , and $3.5 million and $4.0 million for the nine months ended October 31, 2005 and 2004, respectively.

We performed an impairment analysis of long-lived assets during the second quarter of fiscal 2005 and recognized an impairment charge of approximately $522,000 related to property and equipment.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets

Our acquired intangible assets were as follows:

	October 31, 2005		January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$62	$1,078	$591
Non-competition agreements	390	216	390	143
Websites	689	605	689	530
Leasehold interests	300	136	300	90

	$1,457	$1,019	$2,457	$1,354

Non-amortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 4.6 years. The amortization expense related to the three months ended October 31, 2005 and 2004 was $64,000 and $222,000, respectively, and $298,000 and $604,000 for the nine months ended October 31, 2005 and 2004, respectively. As of October 31, 2005, the estimated remaining amortization expense through January 31, 2006 and each of the next four fiscal years is approximately $58,000, $163,000, $103,000, $78,000 and $36,000, respectively.

Due to the decline in response rates, operating cash flow was lower than expected for certain mailing lists. In the second quarter of fiscal 2005, we recorded an impairment charge of approximately $367,000 in our direct marketing segment related to these mailing lists.

6. Restructuring Charges

During fiscal 2002, we made the strategic decision to outsource substantially all of the fulfillment activities for our CCS business to NewRoads. During the fourth quarter of fiscal 2002, we determined that we would not be able to exit or sublease our existing CCS fulfillment facilities. In accordance with Emerging Issues Task Force Issue No. 94-3 and SAB No. 100, we recognized a restructuring charge of approximately $2.6 million in the fourth quarter of fiscal 2002 in our direct marketing segment, representing the future contractual lease payments and the write-off of related leasehold improvements. We did not incur any significant personnel termination obligations as a result of the facility closure. During the three and nine months ended October 31, 2005, we recognized an additional restructuring charge of $144,000 related primarily to the facility’s rent expense. As of October 31, 2005 there was no remaining accrual balance.

As part of the dELiA*s Corp. acquisition, which was completed during the third quarter of fiscal 2003, we recorded a $6.5 million restructuring liability. At the time, we were contractually obligated to pay certain termination costs to three executives of dELiA*s Corp. We estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, we estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, we recorded an approximate $2.6 million decrease to dELiA*s-related restructuring liability and a corresponding adjustment to goodwill. As of October 31, 2005, a $1.1 million accrual remains to cover future contractual obligations.

The following tables summarize our restructuring activities:

Type of Cost	Total
Balance at January 31, 2005	$1,737
Payments and Write-offs for the nine months ended October 31, 2005	(766)
CCS Restructuring Costs	144

balance at October 31, 2005	$1,115

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our restructuring liability by location and/or business is as follows:

	October 31, 2005	January 31, 2005
CCS facility, San Luis Obispo, California	$—	$423
dELiA*s Corp. restructuring liability	1,115	1,314

Total	$1,115	$1,737

7. Credit Facility

At the time of Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003, dELiA*s Corp. had in place a credit agreement with Wells Fargo Retail Finance, LLC (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s Corp., then a wholly owned subsidiary of Alloy, Inc., entered into an Amended Loan Agreement (the “Loan Agreement”) with Wells Fargo Retail Finance II, LLC as lead borrower for Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Operating Company; and dELiA*s Retail Company (together with dELiA*s Corp., the “Borrowers”), all indirect wholly owned subsidiaries of ours. The Loan Agreement amended and restated the Wells Fargo Credit Agreement by, among other things, (i) adding Alloy Merchandise, LLC and Skate Direct, LLC, two additional subsidiaries of ours, as borrowers under the Agreement; (ii) amending certain of the financial covenants; and (iii) providing that the Borrowers may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million subject to the satisfaction of certain conditions.

The Loan Agreement consists of a revolving line of credit that permits the Borrowers to currently borrow up to $20 million. The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on Borrowers’ capital expenditures. At the Borrowers’ option, borrowings under this amended and restated facility bears interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement. The amended and restated facility matures in October 2007. As of October 31, 2005 and January 31, 2005 the outstanding balance under the Loan Agreement was $7.3 million and $0, respectively.

In a related agreement, Alloy, Inc. entered into a make whole agreement with Wells Fargo (the “Make Whole Agreement”) pursuant to which Alloy, Inc. agreed, among other things, to ensure that the “excess availability” of the Borrowers, which is defined as availability under the Loan Agreement less all then past due obligations of the Borrowers, including accounts payable which are beyond customary trade terms extended to the Borrowers and rent obligations of the Borrowers which are beyond applicable grace periods, is at all times greater than or equal to $2.5 million. If excess availability were to fall below the $2.5 million minimum, Alloy, Inc. would be required to take such steps as it may determine to cause the excess availability to equal or exceed $2.5 million.

At October 31, 2005 and January 31, 2005, the unused available credit under the Loan Agreement was $3.6 million and $5.2 million, respectively, after giving consideration to the $2.5 million provided for in the Make Whole Agreement. Also as of October 31, 2005 and January 31, 2005, approximately $5.1 million and $4.3 million, respectively, of letters of credit were outstanding under the Loan Agreement.

In conjunction with the Spinoff, we negotiated an amendment to the Loan Agreement to, among other things, eliminate the Make Whole Agreement and any Alloy, Inc. obligations related to the Loan Agreement. Immediately prior to the Spinoff, Wells Fargo fully released Alloy, Inc. from all obligations, duties, and liabilities under the Make Whole Agreement. We expect that an additional amendment to the Loan Agreement will be consummated in early 2006.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	October 31, 2005	January 31, 2005
Accrued sales tax	$1,739	$1,438
Credits due to customers	9,417	8,139
Allowance for sales returns	1,253	1,010
Accrued restructuring costs	140	563
Other	10,134	6,754

	$22,683	$17,904

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Mortgage Note Payable

In fiscal 1999, dELiA*s Corp. entered into a mortgage loan agreement related to the purchase of a distribution facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s Corp. entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the Mortgage Note for five years with a fifteen-year amortization schedule and an Amendment to Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy, Inc. guaranteed the modified loan and was subject to a quarterly financial covenant to maintain a funds flow coverage ratio. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant. On December 16, 2005, the parties entered into a Third Amendment to the Construction Loan Agreement, which eliminated Alloy Inc. as a guarantor of the loan and modified the financial covenant to, among other things, include only the results of dELiA*s, Inc.

dELiA*s Corp. and Alloy, Inc. were in compliance with the modified covenant for the nine months ended October 31, 2005 and the year ended January 31, 2005. As of October 31, 2005 the current and long-term mortgage note payable balance was $112,000 and $2.6 million, respectively. As of January 31, 2005 the current and long-term mortgage note payable balance was $160,000 and $2.6 million, respectively. The mortgage loan is secured by the distribution facility and related property.

10. Related Party Transactions

Backstop agreement

On May 31, 2005, Alloy, Inc. announced its plans to establish its direct marketing and retail store segments as a fully independent public company. This business, now known as dELiA*s, Inc., was separated from Alloy, Inc.’s media and marketing business via a distribution to Alloy, Inc.’s shareholders of all of the shares of dELiA*s, Inc. owned by Alloy, Inc. This distribution occurred on December 19, 2005. We have also contemplated a $20 million rights offering of our shares at an exercise price of $7.43 per share. On April 13, 2005, Alloy, Inc. entered into a letter agreement with MLF Investments LLC (“MLF Investments”), which is Alloy, Inc.’s largest shareholder and which became our largest shareholder immediately after the Spinoff and which is controlled by Matthew L. Feshbach, our Chairman of the Board, under which MLF Investments agreed to backstop the contemplated rights offering of dELiA*s, Inc. Under this agreement, MLF Investments has agreed that it will, and cause its affiliates to, exercise all of the rights to be distributed to it and them in the rights offering and will purchase all shares of our common stock underlying the rights at the exercise price in such offering. Additionally, if, at the end of the period established in the rights offering for the exercise of the rights, there are rights of other of our stockholders that remain unexercised, MLF Investments agreed that it will, directly or through one or more affiliated investment funds, purchase all of our common stock underlying all unexercised rights at the exercise price. MLF Investments received a non-refundable fee of $50,000 as compensation for its backstop commitment. In addition, if the rights offering is effected, MLF Investments shall be entitled to receive a non-refundable fee upon the initiation of the rights offering of ten-year warrants to purchase, at the exercise price, that number of shares of our common stock as is equal to 8% multiplied by the number of shares stock issued pursuant to the rights offering.

Year-end cash true up

We have agreed with Alloy, Inc. on a mechanism that is designed to provide us with approximately $30 million, but no more than approximately $30 million, in cash and cash equivalents based on our balance sheet at January 31, 2006, as adjusted to reflect certain working capital expectations. Promptly after January 31, 2006, we will calculate the amount of cash and cash equivalents (as defined in the distribution agreement) on our balance sheet as of such date. We are required to assume, for purposes of such calculation, that we have received the full $20 million in proceeds from the rights offering, regardless of whether we have actually received such funds. We will then make a determination of the amount of working capital on our balance sheet as of such date. Working capital, for purposes of such calculation, will be the amount of our current assets, excluding cash and cash equivalents, as of January 31, 2006 less our current liabilities on such date, each as calculated in accordance with generally accepted accounting principles consistently applied. If our working capital is less than negative $5.6 million, the difference will be added to the $30 million cash and cash equivalents base target amount to determine our cash and cash equivalents target amount. If, however, our working capital is more than negative $5.6 million, the difference will be subtracted from the $30 million cash and cash equivalents base target amount to determine our cash and cash equivalents target amount. If the actual amount of cash and cash equivalents on our balance sheet as of January 31, 2006, as calculated as set forth above, is less than the cash and cash equivalents target amount, then Alloy, Inc. will be required to make a cash payment to us in the amount of the shortfall. If, however, the actual amount of cash and cash equivalents on our balance sheet as of January 31, 2006, as calculated as set forth above, is greater than the cash and cash equivalents target amount, then we will be required to make a cash payment to Alloy, Inc. in the amount of the excess.

Services and Revenues

Alloy, Inc. has provided certain services to us including tax, treasury, legal, auditing, corporate development, risk management, regulatory, compensatory and other services. Identifiable costs and salaries that were specific to our business were directly allocated to our operating businesses. Costs incurred by Alloy, Inc. but not specifically attributable to our operating businesses have been allocated principally based on either dedicated headcount, estimates of time dedicated to the operating businesses or estimates of services used proportional to the operating businesses. Management believes the methods used to effect such allocations are reasonable.

In addition, we recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction. We believe that the terms and conditions of this relationship are similar to

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those that we could obtain in the marketplace. In connection with the Spinoff, we have entered, or will enter, into certain media services agreements with Alloy, Inc. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. The advertising reflected in our financial statements has been recorded in accordance with the terms of the media services agreement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase.

We believe that the charges and allocations described above are fair and reasonable and include the services necessary to operate our business on a stand alone basis. No adjustments are considered necessary for changes in costs for the services and agreements as management believes the aggregate net change in cost is unlikely to be material.

The following table summarizes the related party transactions:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2005	2004	2005	2004
Revenue	$411	$347	$995	$958

Expenses:
Executive	—	—	—	—
Finance	122	289	366	978
Information Technology	227	311	682	933
Legal	4	511	12	607
Insurance	244	157	732	512
Human Resources	3	3	9	9
Other	—	36	—	97

Total Expenses	$600	$1,307	$1,801	$3,136

Net Transfers from (to) Alloy, Inc.

Alloy, Inc. has provided financing to us through cash flows from its other operations and external capital raised. Although Alloy, Inc. has not charged interest on this financing, in the event interest had been charged, we estimate that interest expense on cash funding would have been $152,000, $397,000, $287,000 and $783,000 for the three and nine months ended October 31, 2005 and 2004, respectively. In calculating the estimated interest expense, we utilized the interest rate on Alloy, Inc.’s Debentures of 5.375%.

This financing has been reflected as a component of net transfers from Alloy, Inc. in our consolidated statement of changes in divisional equity. Cash transfers have been reflected on our consolidated statements of cash flows. Under terms of the distribution agreement with Alloy, Inc. the net amount due from us to Alloy, Inc. at the closing date of the Spinoff will be classified as equity. Subsequent to the closing of the Spinoff, amounts due to Alloy, Inc. arising from transactions subsequent to that date will be settled in cash.

Included in the consolidated statements of cash flows are certain non-cash transfers from (to) Alloy, Inc. These relate primarily to asset transfers.

11. Litigation

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005 dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. All proceeds in this matter are stayed pending the resolution of the appeal. While we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action, we could be liable for amounts in excess of $3.5 million.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

12. Segment Reporting

We currently have two reportable segments: the Direct Marketing segment and the Retail Store segment. Our management reviews financial information related to these reportable segments and uses the measure of operating income/loss to evaluate performance and resource allocation. Reportable data for our reportable segments were as follows (reflects continuing operations only):

	Direct Marketing Segment	Retail Store Segment	Total
	(In thousands)
Total Assets
October 31, 2005	$84,953	$27,388	$112,341
January 31, 2005	79,235	17,536	96,771
Capital Expenditures
October 31, 2005	$485	$8,861	$9,346
January 31, 2005	2,848	402	3,250
Goodwill
October 31, 2005	$40,204	$—	$40,204
January 31, 2005	40,204	—	40,204
Depreciation and Amortization
Three Months ended October 31, 2005	363	870	1,233
Three Months ended October 31, 2004	814	680	1,494
Nine Months ended October 31, 2005	1,450	2,310	3,760
Nine Months ended October 31, 2004	2,255	2,303	4,558

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2005	2004	2005	2004
Net revenues:
Direct marketing	$39,852	$31,484	$100,234	$82,421
Retail store	20,466	17,336	48,130	46,312

Total net revenues	60,318	48,820	148,364	128,733

Operating income (loss):
Direct marketing	2,137	484	(114)	(6,141)
Retail store	(193)	(1,363)	(4,982)	(7,071)

Income (loss) from continuing operations before interest (income) expense and income taxes	1,944	(879)	(5,096)	(13,212)
Interest income (expense), net	(187)	(235)	(435)	(445)

Income (loss) from continuing operations before income taxes	$1,757	$(1,114)	$(5,531)	$(13,657)

Included in operating income (loss) for the nine months ended October 31, 2005 are charges in the direct marketing segment of $522,000 related to the impairment of property and equipment and $367,000 related to the impairment of mailing lists. Also included in the operating income (loss) for the three and nine months ended October 31, 2005 was a restructuring charge of $144,000 recorded in the direct marketing segment related primarily to an abandoned facility’s rent expense.

dELiA*s, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and the related notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward Looking Statements” and elsewhere in this report.

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel, action sports equipment and accessories, comprised of three lifestyle brands—dELiA*s, Alloy and CCS. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s specialty retail stores are designed to appeal directly to consumers in the teen market. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of retail stores.

The accompanying consolidated financial statements include the operations, assets and liabilities of Alloy, Inc.’s direct marketing and retail store segments’ merchandise business. dELiA*s, Inc. formerly was an indirect, wholly-owned subsidiary of Alloy, Inc. On May 31, 2005, Alloy, Inc. announced that its board of directors had approved a plan to pursue a spinoff to its shareholders of all of the outstanding common stock of dELiA*s, Inc. (the “Spinoff”). The Spinoff was completed as of December 19, 2005. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments. By virtue of the completion of the Spinoff, Alloy, Inc. does not own any of our outstanding shares of common stock. In addition, we entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff.

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering is being made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. The total purchase price of shares offered in the rights offering will be $20 million. MLF Investments, LLC (“MLF”), which is controlled by Mathew L. Feshbach, our Chairman of the Board, has agreed to backstop the rights offering, meaning it has agreed to purchase all shares of our common stock that remain unsold upon completion of the rights offering at the same $7.43 subscription price per share. The subscription rights will expire if they are not exercised by February 10, 2006. We may extend the period for exercising the subscription rights. However, because MLF has agreed to backstop the rights offering, we should not need to extend the exercise period because the backstop arrangement ensures that we should receive total gross proceeds of $20 million in connection with the rights offering.

Management believes that focusing on our core brands and implementing the following initiatives should lead to profitable growth and improved results from operations within the next two fiscal years:

•	adding retail stores in new and existing markets;

•	adjusting the mix of sales in our retail stores so that apparel sales comprise at least 85% of total retail store sales;

•	exiting our outlet business without material cost and monitor and opportunistically close underperforming stores;

•	improving existing retail store productivity by establishing clear performance goals and objectives and providing related compensation incentives;

dELiA*s, Inc.

•	targeting circulation only to those groups of individuals who we believe will allow us to achieve a profit margin that exceeds the costs of printing and mailing catalogs to such individuals;

•	exploring new retail concepts to capitalize on the strength of our three core brands; and

•	seek to limit cost increases relative to our increases in sales.

As a result of a 5.4% increase in postal rates for fiscal 2006, we are currently reviewing options to reengineer the costs of mailing our catalogs including, but not limited to: catalog trim size, which is the physical dimension of each catalog; circulation, or the total number of catalogs to be mailed; and, number of pages per catalog. Because our direct marketing businesses account for a significant portion of total net sales, any performance shortcomings experienced in the direct marketing segment would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.3	61.8	60.9	65.2
Gross profit	41.7	38.2	39.1	34.8
Operating expenses:
Selling, general and administrative expenses	38.3	40.0	41.8	45.1
Impairment of long-lived assets	—	—	0.6	—
Restructuring charges	0.2	—	0.1	—
Total operating expenses	38.5	40.0	42.5	45.1
Income (loss) from continuing operations before interest income (expense) and income taxes	3.2	(1.8)	(3.4)	(10.3)
Interest income (expense), net	(0.3)	(0.5)	(0.3)	(0.3)
Income (loss) from continuing operations before income taxes	2.9	(2.3)	(3.7)	(10.6)
Provision for income taxes	0.1	—	0.1	—
Income (loss) from continuing operations	2.8	(2.3)	(3.8)	(10.6)
Income (loss) from discontinued business, net of taxes	—	1.5	(7.4)	0.6
Net income (loss)	2.8%	(0.8)%	(11.2)%	(10.0)%

Three Months Ended October 31, 2005 Compared with Three Months Ended October 31, 2004

Revenues

Total Revenues. Total revenues increased 23.6% to $ 60.3 million in the three months ended October 31, 2005 from $48.8 million in the three months ended October 31, 2004.

Direct Marketing Revenues. Direct marketing revenues increased 26.6% from $31.5 million in the three months ended October 31, 2004 to $39.9 million in the three months ended October 31, 2005. The increase in direct marketing revenues for the third quarter of fiscal 2005 versus the third quarter of fiscal 2004 resulted primarily from a 5.6% increase in demand generated per book and a 6.1% increase in catalog circulation. Revenues for the Alloy and dELiA*s business were higher for the three months of fiscal 2005 as compared to the three months of fiscal 2004 due to better apparel sales, primarily logo t-shirts and denim pants. For CCS for the same comparable fiscal period footwear and bottoms drove higher revenues.

Retail Store Revenues. Retail stores revenues increased 18.1% from $17.4 million for the three months ended October 31, 2004 to $20.5 million for the three months ended October 31, 2005. The increase in retail store revenue is primarily due to the higher number of retail stores that were open during the

dELiA*s, Inc.

quarter. During the third quarter of fiscal 2004, 56 retail stores were open for all or some portion of the quarter, while during the third quarter of fiscal 2005, 62 retail stores were open for all or some portion of the quarter. In addition, comparable retail store sales increased by 5.5 % during this same time.

Cost of Goods Sold

Total Cost of Goods Sold. Cost of goods sold consists of the cost of merchandise sold to customers, inbound freight costs, shipping costs, buying and merchandising costs and store occupancy costs. Our cost of goods sold increased 16.6 % from $30.2 million in the three months ended October 31, 2004 to $35.1 million in the three months ended October 31, 2005. The increase in cost of goods sold was primarily due to the increase in direct marketing revenue.

Direct Marketing Cost of Goods Sold. Direct marketing cost of goods sold increased 19.5% from $17.8 million in the three months ended October 31, 2004 to $21.3 million in the three months ended October 31, 2005. The increase in direct marketing cost of goods sold for the three months ended October 31, 2005 versus the three months ended October 31, 2004 resulted primarily from the cost of revenue generated from an increase in catalog productivity and an increase in catalog circulation.

Retail Store Cost of Goods Sold. Retail store cost of goods sold increased 12.3% to $13.8 million for the three months ended October 31, 2005 from $12.3 million for the three months ended October 31, 2004. The increase in retail cost of goods sold was primarily due to increased cost of revenues and store occupancy costs associated with the higher number of retail stores that were opened during the quarter.

Gross Profit

Total Gross Profit. Gross profit for the three months ended October 31, 2005 was $25.2 million or 41.7% as compared to $18.7 million or 38.2% in the three months ended October 31, 2004. This increase was primarily due to an improved gross margin profile in both our retail store and direct marketing revenues, as our inventory was comprised of more seasonally current inventory, which allowed us to reduce our reliance on promotional pricing to promote sales.

Direct Marketing Gross Profit. Direct marketing gross profit for the three months ended October 31, 2005 was $18.5 million or 46.5% as compared to $13.7 million or 43.4% for the three months ended October 31, 2004. The current period reduction in aged inventory reduced the reliance on promotional activity increasing product margins over the prior comparable period.

Retail Store Gross Profit. Retail store gross profit for the three months ended October 31, 2005 was $6.6 million compared with $5.0 million for the three months ended October 31, 2004, an increase of approximately $1.6 million or 32.1%. As a percentage of revenues, gross profit increased from 28.9% in the three months ended October 31, 2004 to 32.4% in the three months ended October 31, 2005. Retail opening inventory was more current than in prior year which allowed us to increase sales without heavy reliance on promotional pricing. In addition, margin rate benefited from adjusting our merchandise mix and floor space to highlight a style assortment that was more apparel – driven.

Total Operating Expenses

Total Selling, General and Administrative. As a percentage of total revenues, our total selling, general and administrative expense decreased from 40.0 % in the three months ended October 31, 2004 to 38.3% in the three months ended October 31, 2005, as our operating efficiency initiatives took effect and our catalog productivity improved. In total, selling, general and administrative expenses increased 18.1% from $19.5 million in the three months ended October 31, 2004 to $23.1 million in the three months ended October 31, 2005.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased 23.5% from $13.2 million in the three months ended October 31, 2004 to $16.3 million in the three months ended October 31, 2005. The increase from the prior period is due primarily to an increase in catalog pages circulated of 6%.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $6.8 million in the three months ended October 31, 2005, up slightly from $6.4 million in the three months ended October 31, 2004, as cost reductions associated with closing underperforming stores partially offset increases due to overhead growth required to build our retail store base and management team.

Restructuring Charges. During the fiscal year ended January 31, 2003, the strategic decision was made to outsource substantially all of our fulfillment activities for our CCS unit to NewRoads, Inc. (“NewRoads”). We determined that we would not be able to exit or sublease our existing fulfillment facilities and as a result, recognized a restructuring charge of $2.6 million during the fourth quarter of fiscal 2002, representing the future contractual lease payments and the write-off of related leasehold improvements.

During the three months ended October 31, 2005, we recognized an additional restructuring charge of $144,000 related primarily to the facility’s rent expense. As of October 31, 2005, there was no remaining accrual balance.

dELiA*s, Inc.

Income (Loss) from Continuing Operations.

Total Income (Loss) from Continuing Operations. Our income (loss) from continuing operations before interest income (expense) and income taxes was $1.9 million and ($900,000) in the three months of fiscal 2005 and 2004, respectively. The improvement in operating income (loss) was primarily due to improved catalog productivity in our direct marketing operations and increased gross profit in both the retail and direct marketing segments.

Direct Marketing income from Operations. Direct marketing income from operations was $2.1 million for the three months ended October 31, 2005 versus $500,000 for the three months ended October 31, 2004.

Retail Store Loss from Operations. Our loss from retail store operations was ($200,000) for the three months ended October 31, 2005 while our loss from operations was ($1.4 million) for the three months ended October 31, 2004.

Interest Income (Expense), Net

We incurred interest expense of $187,000 and $235,000 in the three months ended October 31, 2005 and fiscal 2004, respectively, primarily related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax Benefit (Expense)

Our income tax provision reflects our anticipated annual effective tax rate for our continuing operations. During the three months ended October 31, 2005, income tax expense of $73,000 was recorded due to the taxable operating income generated at the state level.

(Loss)/Income from Discontinued Operations

(Loss)/Income from Discontinued Operations. Our loss from discontinued operations was $0 million for the three months ended October 31, of fiscal 2005 as compared with income from discontinued operations of approximately $747,000 for the three months ended October 31, of fiscal 2004.

Nine Months Ended October 31, 2005 Compared with Nine Months Ended October 31, 2004

Revenues

Total Revenues. Total revenues increased 15.2% to $148.4 million in the nine months ended October 31, 2005 from $128.7 million in the nine months ended October 31, 2004.

Direct Marketing Revenues. Direct marketing revenues increased 21.6% from $82.4 million in the nine months ended October 31, 2004 to $100.2 million in the nine months ended October 31, 2005. The increase in direct marketing revenues for the first nine months of fiscal 2005 versus the first nine months of fiscal 2004 resulted primarily from a 11.5% increase in demand generated per book and a 3.6% increase in catalog circulation. Revenues for the Alloy and dELiA*s businesses were higher for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 due to better apparel sales, primarily in logo t-shirts, denim pants and shorts. For CCS for the same comparative fiscal period, logo t-shirts, footwear and skateboards drove higher revenues.

Retail Store Revenues. Retail store revenues increased 3.9% to $48.1 million for the nine months ended October 31, 2005 from $46.3 million for the nine months ended October 31, 2004. The increase in retail store revenues was due to an increase in comparable store sales and the opening of ten new dELiA*s retail stores in 2005, as well as store closings in 2004. During fiscal 2004 we closed six underperforming retail stores and decided not to renew the lease on one additional retail store. During the first nine months of fiscal 2005, we closed three additional stores. At October 31, 2004, we owned and operated 55 retail stores; at October 31, 2005, we owned and operated 62 retail stores.

Comparable retail store sales increased for the first nine months of fiscal 2005 by 3.8% primarily due to higher net sales of logo t-shirts, denim, and long sleeved shirts. Comparable store sales for apparel in our premiere stores increased by 15.7% in the first nine months of fiscal 2005 as compared to first nine months fiscal 2004, while non-apparel decreased by 28.7% for the same period. Premiere stores represented approximately 90% of total retail sales in both fiscal periods.

Cost of Goods Sold

Total Cost of Goods Sold. Cost of goods sold consists of the cost of merchandise sold to customers, inbound freight costs, shipping costs, buying and merchandising costs and store occupancy costs. Our cost of goods sold increased 7.7% from $83.9 million in the nine months ended October 31, 2004 to $90.4 million in the nine months ended October 31, 2005. The increase in cost of goods sold was primarily due to the increase in direct marketing revenue during the first nine months of fiscal 2005 as compared with the first nine months of fiscal 2004.

dELiA*s, Inc.

Direct Marketing Cost of Goods Sold. Direct marketing cost of goods sold increased 14.2% from $48.5 million in the nine months ended October 31, 2004 to $55.4 million in the nine months ended October 31, 2005. The increase in direct marketing cost of goods sold for the first nine months of fiscal 2005 versus the first nine months of fiscal 2004 resulted primarily from an 21.6% increase in direct marketing revenues, which was driven by an increase in catalog productivity (as measured by demand generated per book) and an increase in catalog circulation. The installation of a merchandising and planning strategy to introduce a minimum amount of new products in each non-clearance catalog drove increased demand in several categories, including logo t-shirts, denim bottoms, footwear and (in the boy’s business) hardgoods.

Retail Store Cost of Goods Sold. Retail store cost of goods sold decreased 1.1% to $35.0 million for the nine months ended October 31, 2005 from $35.4 million for the nine months ended October 31, 2004. The decrease in retail store cost of goods sold was primarily due to improved gross margins, largely due to an opening inventory that was more current than in the prior year, which allowed us to increase sales without heavy reliance on promotional pricing. During fiscal 2004 we closed six underperforming retail stores and decided not to renew the lease on one additional retail store. In addition, during the first nine months of fiscal 2005, we closed three additional stores while opening ten new dELiA*s stores.

Gross Profit

Total Gross Profit. Gross profit for the nine months ended October 31, 2005 was $58.0 million or 39.1% as compared to $44.8 million or 34.8% in the nine months ended October 31, 2004. This increase was primarily due to an improved gross margin profile for our retail store revenues, as our retail inventory was comprised of more seasonally current inventory at the beginning of fiscal 2005, which allowed us to reduce our reliance on promotional pricing to promote sales.

Direct Marketing Gross Profit. Direct marketing gross profit for the nine months ended October 31, 2005 was $44.8 million or 44.7% as compared to $33.9 million or 41.1% for the nine months ended October 31, 2004. The increase was primarily due to a fresher blend of inventories in the nine months ended October 31, 2004, which resulted in greater full price sales, a reduction on the number of clearance sales we needed to clear our inventories and a higher margin on those clearance sales we did conduct.

Retail Store Gross Profit. Retail store gross profit for the nine months ended October 31, 2005 was $13.2 million compared with $10.9 million for the nine months ended October 31, 2004, an increase of approximately $2.3 million or 21.1%. As a percentage of revenues, gross profit increased from 23.6% in the nine months ended October 31, 2004 to 27.4% in the nine months ended October 31, 2005. This increase was primarily due to an improved gross margin profile for our retail store revenues, as our retail inventory was comprised of more seasonally current inventory at the beginning of fiscal 2005, which allowed us to reduce our reliance on promotional pricing to promote sales.

Total Operating Expenses

Total Selling, General and Administrative. As a percentage of total revenues, our total selling, general and administrative expense decreased from 45.1% in the in the nine months ended October 31, 2004 to 41.8% in the nine months ended October 31, 2005, as our operating efficiency initiatives took effect and our catalog productivity improved. In total, selling, general and administrative expenses increased 6.9% from $58.0 million in the nine months ended October 31, 2004 to $62.0 million in the nine months ended October 31, 2005, as the costs of increased catalog circulation were partially offset by cost reductions due to the strategic decision to cease catalog circulation in two non-core brands, as well as operating efficiencies that were realized in direct marketing fulfillment operations.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased 9.7% from $40.0 million in the nine months ended October 31, 2004 to $43.9 million in the nine months ended October 31, 2005. The increase in direct marketing selling, general and administrative expenses was primarily due to an 7.9% increase in pages circulated in our core brands resulting in an additional $3.6 million of expense for catalogs and postage, partially offset by the decision to cease catalog circulation in two non-core brands, resulting in a savings of approximately $100,000.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $18.2 million in the nine months ended October 31, 2005, up slightly from $18.0 million in the nine months ended October 31, 2004, as cost reductions associated with closing underperforming stores partially offset increases due to overhead growth required to build our retail management team.

Long-Lived Asset Impairment. In the second quarter of fiscal 2005 we recorded an impairment charge of approximately $367,000 in our direct marketing segment related to our mailing lists. In the second quarter of fiscal 2005, we also recorded an impairment charge of approximately $522,000 related to property and equipment.

Restructuring Charges. During the fiscal year ended January 31, 2003, the strategic decision was made to outsource substantially all of our fulfillment activities for our CCS unit to NewRoads, Inc. (“NewRoads”). We determined that we would not be able to exit or sublease our existing fulfillment facilities and as a result, recognized a restructuring charge of $2.6 million during the fourth quarter of fiscal 2002, representing the future contractual lease payments and the write-off of related leasehold improvements.

During the nine months ended October 31, 2005, we recognized an additional restructuring charge of $144,000 related primarily to the facility’s rent expense. As of October 31, 2005, there was no remaining accrual balance.

dELiA*s, Inc.

Income (Loss) from Continuing Operations

Total Loss from Continuing Operations. Our loss from continuing operations before interest income (expense) and income taxes was $5.1 million and $13.2 million in the first nine months of fiscal 2005 and 2004, respectively. The decrease in operating loss was primarily due to improved catalog productivity in our direct marketing operations.

Direct Marketing Loss from Operations. Our loss from direct marketing operations was approximately $100,000 in the first nine months of fiscal 2005 while our loss from direct marketing operations was $6.1 million in the first nine months of fiscal 2004. The decreased loss was primarily a result of operational efficiencies resulting from the consolidation of our direct marketing operations during the first nine months of fiscal 2004, and execution of our catalog circulation strategy, in which we conservatively circulate catalogs in mailing segments where productivity gains represent profitable opportunities. It is expected that this trend will continue to yield improved results from operations in the future.

Retail Store Loss from Operations. Our loss from retail store operations was $5.0 million in the first nine months of fiscal 2005 while our loss from retail store operations was $7.1 million in the first nine months of fiscal 2004. The decrease in retail store loss from operations was primarily due to a sales increase of 3.9% on a comparative store basis as well as improved gross margins, largely due to an opening inventory that was more current than in the prior year, which allowed us to promote sales without heavy reliance on promotional pricing. In addition, consistent with our strategy to make better use of our resources, we have closed eight underperforming stores since the beginning of fiscal 2004, and made the decision not to renew the leases of two additional retail stores. We also opened ten new dELiA*s stores in the first nine months of 2005.

The combination of positive comparable store sales and the opening of new stores in new and existing markets should allow us to leverage expenses going forward, resulting in a continuing trend towards improvement in results from operations.

Interest Income (Expense), Net

We incurred interest expense of $435,000 and $445,000 in the first nine months of fiscal 2005 and fiscal 2004, respectively, primarily related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax Benefit (Expense)

Our income tax provision reflects our anticipated annual effective tax rate for our continuing operations. During the first nine months of 2005, income tax expense of $73,000 was recorded due to the taxable operating income generated at the state level.

(Loss)/Income from Discontinued Operations

(Loss)/Income from Discontinued Operations. Our loss from discontinued operations was $(11.0) million for the first nine months of fiscal 2005 as compared with income from discontinued operations of approximately $800,000 for the first nine months of fiscal 2004.

During the first nine months of fiscal 2005, we completed the sale of substantially all of the assets and liabilities of DCR. The total anticipated loss on the disposition of the related net assets was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. In accordance with SFAS No. 144, the results of operations of DCR have been classified as discontinued operations. The discontinued DCR operations generated revenue of $5.7 million and a net loss of approximately $(11.0) million in the nine months ended October 31, 2005. The discontinued operations generated revenue of $14.3 million and net income of approximately $800,000 in the nine months ended October 31, 2004.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our non-cash working capital requirements increase and have typically been funded by our cash balances, transfers from Alloy, Inc. and borrowings under our existing credit facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

Liquidity and Capital Resources

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering is being made to fund the costs and expenses of the retail store expansion plan and to provide funds

dELiA*s, Inc.

for our general corporate purposes following the Spinoff. The total purchase price of shares offered in the rights offering will be $20 million. MLF Investments, LLC (“MLF”), which is controlled by Mathew L. Feshbach, our Chairman of the Board, has agreed to backstop the rights offering, meaning it has agreed to purchase all shares of our common stock that remain unsold upon completion of the rights offering at the same $7.43 subscription price per share. The subscription rights will expire if they are not exercised by February 10, 2006. We may extend the period for exercising the subscription rights. However, because MLF has agreed to backstop the rights offering, we should not need to extend the exercise period because the backstop arrangement ensures that we should receive total gross proceeds of $20 million in connection with the rights offering.

We have agreed with Alloy, Inc. on a mechanism that is designed to provide us with approximately $30 million, but no more than approximately $30 million, in cash and cash equivalents based on our balance sheet at January 31, 2006, as adjusted to reflect certain working capital expectations. Promptly after January 31, 2006, we will calculate the amount of cash and cash equivalents (as defined in the distribution agreement) on our balance sheet as of such date. We are required to assume, for purposes of such calculation, that we have received the full $20 million in proceeds from the rights offering, regardless of whether we have actually received such funds. We will then make a determination of the amount of working capital on our balance sheet as of such date. Working capital, for purposes of such calculation, will be the amount of our current assets, excluding cash and cash equivalents, as of January 31, 2006 less our current liabilities on such date, each as calculated in accordance with generally accepted accounting principles consistently applied. If our working capital is less than negative $5.6 million, the difference will be added to the $30 million cash and cash equivalents base target amount to determine our cash and cash equivalents target amount. If, however, our working capital is more than negative $5.6 million, the difference will be subtracted from the $30 million cash and cash equivalents base target amount to determine our cash and cash equivalents target amount. If the actual amount of cash and cash equivalents on our balance sheet as of January 31, 2006, as calculated as set forth above, is less than the cash and cash equivalents target amount, then Alloy, Inc. will be required to make a cash payment to us in the amount of the shortfall. If, however, the actual amount of cash and cash equivalents on our balance sheet as of January 31, 2006, as calculated as set forth above, is greater than the cash and cash equivalents target amount, then we will be required to make a cash payment to Alloy, Inc. in the amount of the excess.

Historically, our main sources of liquidity have been cash flows from operations, net transfers from Alloy, Inc. and borrowings under our credit facility. Going forward, our primary capital requirements will also include construction and fixture costs related to the opening of new retail stores and for maintenance and selective remodeling expenditures for existing stores, as well as incremental inventory required for the new stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future. We expect to spend approximately $11 million on capital expenditures during fiscal 2005 which we expect to be funded by a combination of cash flows from operations, net transfers from Alloy, Inc. (prior to the Spinoff) and borrowings under our credit facility. A majority of the expenditures will relate to leasehold improvements and furniture and fixtures for the new stores we plan to open in fiscal 2005, as well as the commencement of spending on a small number of early fiscal 2006 new stores openings.

At the time of Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003, dELiA*s Corp. had in place a credit agreement with Wells Fargo (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s Corp. entered into an Amended Loan Agreement (the “Loan Agreement”) with Wells Fargo, as lead borrower for Alloy Merchandise, LLC; Skate Direct, LLC; dELiA*s Operating Company; and dELiA*s Retail Company (together with dELiA*s Corp., the “Borrowers”), all indirect, wholly-owned subsidiaries of ours. The Loan Agreement amended and restated the Wells Fargo Credit Agreement, by, among other things, (i) adding Alloy Merchandise, LLC and Skate Direct, LLC, two of our additional subsidiaries, as borrowers under the Loan Agreement; (ii) amending certain of the financial covenants; and (iii) providing that the Borrowers may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million, subject to the satisfaction of certain conditions. The Borrowers may request an increase to the credit limit by $10 million to $30 million by providing written notice to Wells Fargo of their request at any time on or before October 14, 2006, and, the Borrowers may request an increase to the credit limit by an additional $10 million to $40 million by providing written notice to Wells Fargo of their request at any time on or before October 14, 2006. Upon receipt of such notice(s) from the Borrowers, and so long as the Borrowers are not then in default and/or no event of default has theretofore occurred, Wells Fargo will increase the credit limit to $30 million, or $40 million, as applicable. Upon the implementation of any increase to the credit limit, the Borrowers are required to pay Wells Fargo an incremental origination fee in the amount of .25% of the amount of the increase.

The Loan Agreement consists of a revolving line of credit that currently permits the Borrowers to borrow up to $20 million. The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on Borrowers’ capital expenditures. The Borrowers may incur capital expenditures of up to 120% of the amounts provided in their business plan for any year, and in addition may open up to 120% of the number of stores provided for in their business plan for any given year, and the costs incurred in connection with such store openings shall be in addition to the Capital Expenditures (as such term is defined in the Loan Agreement) provided for in such business plan. Permitted Capital Expenditures (as such term is defined in the Loan Agreement) for years two and three of the term of the Loan Agreement will be established in connection with the business plans for such year. At the Borrowers’ option, borrowings under the Loan Agreement bear interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement. The Loan Agreement matures in October 2007. As of January 31, 2005, there were no outstanding balances under the Loan Agreement. As of October 31, 2005, there was an outstanding balance of approximately $7.3 million under the Loan Agreement.

In a related agreement, Alloy, Inc. entered into a Make Whole Agreement with Wells Fargo, pursuant to which Alloy, Inc. agreed, among other things, to ensure that the “excess availability” of the Borrowers, which is defined as availability under the Loan Agreement less all then past due

dELiA*s, Inc.

obligations of the Borrowers, including accounts payable which are beyond customary trade terms extended to the Borrowers and rent obligations of the Borrowers which are beyond applicable grace periods, is at all times greater than or equal to $2.5 million. If excess availability were to fall below the $2.5 million minimum, Alloy, Inc. would be required to take such steps as it may determine to cause the excess availability to equal or exceed $2.5 million. In conjunction with the Spinoff, we negotiated an amendment to the Loan Agreement to, among other things, eliminate the Make Whole Agreement and any Alloy, Inc. obligations related to the Loan Agreement. We expect that an additional amendment to the Loan Agreement will be consummated in early 2006.

At October 31, 2005, the unused available credit under the Loan Agreement was $3.6 million, after giving consideration to the $2.5 million provided for in the Make Whole Agreement. Also as of October 31, 2005, approximately $5.1 million was outstanding under the Loan Agreement.

Approximately 60% of our accounts payable is for merchandise, of which approximately 60% is factored. The credit extended by these factors is backstopped by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduce the line of credit available to us under the Loan Agreement.

Net cash used in operating activities was $8.3 million in the first nine months of fiscal 2005 compared with net cash used in operating activities of $21.1 million in the first nine months of fiscal 2004. The cash usage in the first nine months of fiscal 2005 was due primarily to an increase in inventory of $10.6 million and an increase in prepaid expenses of $3.8 million, partially offset by a decrease in accounts payable and other current liabilities of $6.8 million. The cash usage in the first nine months of fiscal 2004 was due primarily to an increase in inventory of $11.6 million, as well as the net loss from operations resulting largely from the retail stores acquired in connection with the dELiA*s business.

Cash provided by investing activities was $3.8 million in the first nine months of fiscal 2005, with the proceeds from the sale of DCR of $13.1 million offset by capital expenditures of $9.3 million. Cash used in investing activities was $2.3 million in the first nine months of fiscal 2004 largely due to capital expenditures.

Cash provided by financing activities was $1.1 million in the first nine months of fiscal 2005, largely due to borrowings under the Wells Fargo Credit Agreement of $7.3 million, offset by net transfers to Alloy, Inc. of $6.1 million. Cash provided by financing activities in the first nine months of fiscal 2004 was $26.6 million primarily from net transfers from Alloy, Inc. of $16.9 million and borrowings under the Wells Fargo Credit Agreement of $7.4 million.

We expect cash flows from operations, borrowings under our Loan Agreement and proceeds from our rights offering and the private placement will together be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least twelve months following completion of the Spinoff. Beyond that time frame, if cash flow from operations and the net proceeds from our rights offering and the private placement are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our then current stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Contractual Obligations

The following table presents our significant contractual obligations as of October 31, 2005 (in thousands):

Contractual Obligations		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage Loan Agreement Principal(1)	$2,715	$111	$244	$2,360	$—
Interest on Mortgage Loan(1)	1,446	160	299	987	—
Operating Lease Obligations(2)	55,213	9,380	16,994	14,961	13,878
Purchase Obligations(3)	25,277	25,277	—	—	—
Future Severance-Related Payments(4)	2,389	510	268	1,611	—

Total	$87,040	$35,438	$17,805	$19,919	$13,878

(1)	Our mortgage loan agreement is related to the purchase of a distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores.
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(4)	Our future severance-related payments primarily consist of a severance agreement and a non-competition agreement with a former employee of dELiA*s Corp.

dELiA*s, Inc.

We have long-term non-cancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term non-cancelable capital lease commitments for equipment.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in the MD&A. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements of our Prospectus filed with the SEC on December 30, 2005. We believe, however, the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Direct marketing revenues are recognized at the time of shipment to customers. These revenues are net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our direct marketing return policy, historical experience and evaluation of current sales and returns trends. Direct marketing revenues also include shipping and handling fees billed to customers.

Retail store revenues are recognized at the point of sale, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our retail return policy, historical experience and evaluation of current sales and returns trends.

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, net of the costs and third-party commissions paid by Alloy, Inc. to generate such revenues. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction (see note 10 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we will enter into a media services agreement with Alloy, Inc. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $411,000, $347,000, $995,000 and $958,000 for the three and nine months ended October 31, 2005 and October 31, 2004, respectively (see note 10 to our financial statements).

Catalog Costs

Catalog costs consist of catalog production and mailing costs. Catalog costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed.

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets.

Catalog costs expensed for the three months ended October 31, 2005 and 2004 were approximately $8.4 million, and $7.2 million, respectively, and $21.4 million and $18.2 million for the nine months ended October 31, 2005 and 2004, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decision to write-down and establish valuation allowances against our merchandise inventories are based on our current rates of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit.

Goodwill and Other Indefinite-Lived Intangible Assets

We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill that previously was amortized to earnings is no longer amortized, but is periodically tested for impairment.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

dELiA*s, Inc.

To assist in the process of determining goodwill impairment, we obtain appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

Considerable management judgment is necessary to estimate the fair value of our reporting units which may be impacted by future actions taken by us or our competitors and the economic environment in which we operate. These estimates affect the balance of goodwill as well as intangible assets on our consolidated balance sheets and operating expenses on our consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which Alloy, Inc. adopted in 2002, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In the second quarter of fiscal 2005, we recorded an impairment charge of approximately $367,000 in our direct marketing segment related to our mailing lists.

In the second quarter of fiscal 2005, we also recorded an impairment charge of approximately $522,000 related to property and equipment.

Recent Accounting Pronouncements

As a result of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004),” which will become effective for us beginning with the first quarter of fiscal 2006, share-based payments granted in future periods will increase compensation expense that would otherwise have been recognized in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees,” and outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis. Accordingly, our results of operations in future periods may be adversely affected by all of this additional stock-based compensation expense. We have described the impact anticipated from the adoption of certain new accounting pronouncements in note 2 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Loan Agreement to facilitate the international purchase of merchandise.

dELiA*s Brand, LLC, one of our subsidiaries, entered into a license agreement in 2003 with JLP Daisy that grants JLP Daisy exclusive rights (except for our rights) to use the dELiA*s trademarks to advertise, promote and market the licensed products, and to sublicense to permitted sub-licensees the right to use the trademarks in connection with the manufacture, sale and distribution of the licensed products to approved wholesale customers.

Guarantees

We have no significant financial guarantees.

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us during the past.

Forward-Looking Statements

Statements in this document expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this document, the words “anticipate,” “may,” “could,” “plan,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

dELiA*s, Inc.

“Such statements are based upon management’s current expectations and are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risks discussed in “Risk Factors,” (See Part II, Item 1A hereof).

Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2005, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Our Chief Executive Officer and principal accounting officer have evaluated the effectiveness of our disclosure controls and procedures, as such terms is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the principal accounting officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.

dELiA*s, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois, naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004, dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support of Motion to Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support of Defendants’ Combined Motion to Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005, dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court overruled the appellate court and ordered it to hear our appeal of the trial court’s order denying our motion to dismiss. All proceedings in this matter are stayed pending the resolution of the appeal.

Although we believe we have meritorious defenses to such suit, if we lose the suit, we could be held responsible for three times the amount of the unpaid taxes, a fine of $5,000 to $10,000 per violation and attorneys’ fees and costs. Based on our estimates of the amount of unpaid tax on sales to Illinois and our estimates of fines and attorneys’ fees, we could be liable for amounts in excess of $3.5 million.

We are also involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the actions set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 1A. Risk Factors.

Our business, financial condition and results of operations could be materially and adversely affected by any of the risks described in this item, though the risks described below are not the only ones facing our company. Such additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations.

Risks Related to Our Business

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

We have a history of operating losses and may never become profitable.

We have incurred significant losses in recent years, including net losses of approximately $447,000, $74.5 million and $9.4 million, respectively, in the years ended January 31, 2003, 2004 and 2005 and $16.7 million for the nine months ended October 31, 2005. Although we currently expect to report net profits by the end of fiscal 2007, our expectations may not be realized and our losses may continue as we continue our retail store expansion program, expand into new geographic markets and undertake the operational and regulatory compliance obligations applicable to a public company. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability, in which case our financial condition will suffer and our stock price could decline.

Our ability to achieve or maintain profitability will also depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. We expect to incur significant operating expenses and capital expenditures to establish ourselves as an independent company, including increased general and administrative costs to support our operations and the increased costs of being a public company. We also expect to incur significant increases in operating expenses and capital expenditures in connection with our retail store expansion program.

Additionally, we base our expenses in large part on our operating plans, current business strategies and future revenue projections. Many of our expenses, such as our retail store lease expenses, are fixed in the short term, and we may not be able to quickly reduce expenses and spending if our revenues are lower than we project. In addition, we may find that our costs to expand our operations, and in particular the costs to build and outfit our new retail stores, are more expensive than we currently anticipate. Therefore, the magnitude and timing of these expenses may contribute to fluctuations in our quarterly operating results.

We have no recent operating history as an independent company.

During the past several years, our business has operated as a number of indirect, wholly-owned subsidiaries of Alloy, Inc. By virtue of our recent Spinoff from Alloy Inc., we are now an independent public company. Our ability to satisfy our obligations and achieve or maintain profitability will be solely dependent upon the future performance of our business, and we will not be able to rely upon the financial and other resources of Alloy, Inc. Additionally, we previously were able to rely on Alloy, Inc., to guaranty leases in connection with negotiations with landlords over lease terms for our retail stores. Following our Spinoff from Alloy Inc., we are no longer able to rely on Alloy Inc.’s guaranty, which may result in us having to pay higher rents or prevent us from obtaining the retail store leases in the first instance. While we believe we compete effectively for sales and for favorable site locations within malls and lease terms, competition for prime locations within malls is intense and we cannot assure you that we will be able to obtain new locations or maintain our existing locations on terms favorable to us, if at all.

During the period of its ownership of our business, Alloy, Inc., performed certain significant corporate functions for us, including certain legal functions, accounting, benefit program administration, insurance administration, internal audit and tax services, as well as certain media and marketing services. Alloy, Inc., will continue to provide some of these media and marketing services to us now that the Spinoff is complete. In connection with the Spinoff, we intend to take steps to create our own, or to engage third parties to provide, corporate business functions that will replace those currently provided by Alloy, Inc., including all legal functions, accounting, benefit program administration, insurance administration, internal audit and tax services. As an independent public company, we will be required to bear the cost of replacing these services. We may not be able to perform, or engage third parties to provide, these functions with the same level of expertise and on the same or as favorable terms as they have been provided by Alloy Inc. In such event, our business and operations could suffer.

We may fail to use our databases and our expertise in marketing to teenage consumers successfully, and we may not be able to maintain the quality and size of our databases.

The effective use of our consumer databases and our expertise in marketing to teenage consumers are important components of our business. If we fail to capitalize on these assets, our business will be less successful. Currently, we have useful data for only a portion of the total teenage market. Additionally, as individuals in our databases age beyond age 19, they are less likely to purchase our products and their data is thus of less value to our business. We must therefore continuously obtain data on new potential teenage customers and on those persons who are just entering their teenage years in order to maintain and increase the size and value of our databases. If we fail to obtain sufficient numbers of new names and related information, our business could be adversely affected.

dELiA*s, Inc.

Our agreement with Alloy, Inc., to jointly own our database information may make such information less valuable to us.

We and Alloy, Inc., have agreed that we will jointly own all data collected by dELiA*s, Alloy or CCS (excluding credit card data), subject to applicable laws and privacy policies, although Alloy, Inc., has agreed not to provide certain of such data to our competitors, with some limited exceptions. We have full access to all of the data, but we have agreed not to use any of the data other than in connection with our merchandising and retail store activities, except in limited situations. Nevertheless, because we and Alloy, Inc., now jointly own such database information, certain actions that Alloy, Inc., could take, such as breaching its contractual covenants, could result in our losing a significant portion of the competitive advantage we believe our databases provide to us. In such event, our business and results of operations could be adversely affected. In addition, because we have agreed to limitations on our use of that data, we will be unable to sell or license any of such data to third parties, which limits our ability to earn income from such data.

Our success depends largely on the value of our brands and if the value of our brands were to diminish, our sales are likely to decline.

The prominence of dELiA*s, Alloy and CCS catalogs and e-commerce webpages and our dELiA*s specialty retail stores among our teenage target market are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Moreover, we anticipate that we will continue to increase the number of teenage customers we target, through means that could include broadening the intended audience of our existing brands or creating related businesses with new retail concepts. Misjudgments by us in this regard could damage our existing or future brands.

Any of these events could result in decreases in sales.

If we fail to anticipate, identify and respond to changing fashion trends, customer preferences and other fashion-related factors, our sales are likely to decline.

Customer tastes and fashion trends in the teenage market are volatile and tend to change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings in a timely manner. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products, our sales may be lower and we may be faced with unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

Our senior management team has not worked together as a group for a significant period of time, and may not be able to effectively manage our business.

Robert E. Bernard, our Chief Executive Officer, and Walter Killough, our Chief Operating Officer, each joined our company in October 2003. David Desjardins, our Chief Stores Officer, joined our company in February, 2005. Additionally, our new Chief Financial Officer John Holowko was appointed on January 24, 2006. As a result, our senior management team will lack a history of working together as a group. Our senior management team’s lack of shared experience could have an adverse effect on its ability to quickly and effectively respond to problems and effectively manage our business.

Our directors have not worked together as a group for a significant period of time, only two have any experience as a director of a public company, and they may not be able to effectively manage our business.

Two of our current directors, Robert E. Bernard and Walter Killough, each joined our company in October, 2003 and each was appointed a director of ours in August, 2005. Another director, Matthew Feshbach, was appointed a director of Alloy, Inc., in September, 2004, and a director of ours in August, 2005. Two additional directors, Peter Goodson and Scott M. Rosen, were appointed as directors in November, 2005. Only Messrs. Feshbach and Goodson have any experience as a director of a public company. None of Messrs. Bernard, Killough or Feshbach is considered independent under applicable rules of the SEC or Nasdaq. As a result, our board of directors will lack a history of working together as a group, and may lack any significant experience in operating a public company. Our board’s lack of shared experience and possible lack of experience in operating a public company could have an adverse effect on its ability to quickly and efficiently respond to problems and effectively manage our business.

Our dELiA*s retail store expansion strategy depends on our ability to open and operate a certain number of new stores each year, which could strain our resources and cause the performance of our existing operations to suffer.

Our dELiA*s retail store expansion strategy will largely depend on our ability to find sites for, open and operate new stores successfully. Our ability to open and operate new stores successfully depends on several factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside our control;

•	negotiate acceptable lease terms;

•	prepare stores for opening within budget;

•	source sufficient levels of inventory at acceptable costs to meet the needs of new stores;

dELiA*s, Inc.

•	hire, train and retain store personnel;

•	successfully integrate new stores into our existing operations; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

Any failure to successfully open and operate our new stores could have a material adverse effect on our results of operations. In addition, our proposed retail store expansion program will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business.

Our catalog response rates may decline as a result of our increased catalog mailings and new store openings.

The number of customers who make purchases from catalogs that we mail to them, which we refer to as “response rates,” may decline due to, among other things, our ability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner. Response rates also usually decline when we mail additional catalog editions to the same customers within a short time period. In addition, as we continue to increase the number of catalogs distributed or mail our catalogs to a broader group of new potential customers, we have observed that these new potential customers respond at lower rates than existing customers historically have responded. Since our acquisition of dELiA*s, we have mailed our Alloy catalogs to selected dELiA*s catalog customers and our dELiA*s catalogs to selected Alloy catalog customers (which practice we refer to as cross-mailing), which has resulted in generally lower response rates from the dELiA*s catalogs customers who also are sent Alloy catalogs and vice-versa. Additional cross-mailings of such catalogs could result in further such response rate declines. Although it is our expectation that the additional sales generated by such cross-mailing will more than offset the declines in response rate, we can give no assurance that these expectations will be realized. If we are mistaken, these trends in response rates are likely to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

Traffic to our e-commerce webpages may decline, resulting in fewer purchases of our products. Additionally, the number of e-commerce visitors that we are able to convert into purchasers may decline.

In order to generate online customer traffic, we depend heavily on mailed catalogs, outbound emails and an affiliates program in which we pay third parties for traffic referred from their websites to our e-commerce webpages. Our sales volume and e-commerce webpages traffic generally may be adversely affected by, among other things, declines in the number and frequency of our catalog mailings, reductions in outbound emails and declines in referrals from third parties. Our sales volume may also be adversely affected by economic downturns, system failures and competition from other internet and non-internet retailers.

In addition, the number of e-commerce visitors that we are able to convert into purchasers may decline due to, among other things, our inability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner and our inability to keep up with new technologies and e-commerce features. The internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing e-commerce webpages, the www. delias.com, www.alloy.com and www.ccs.com websites, that Alloy, Inc., maintains and which link to our e-commerce webpages, and our respective systems may become obsolete or unattractive. Developing our e-commerce webpages and other systems entails significant technical and business risks. We may face material delays in introducing new services, products or enhancements. If this happens, our customers may forgo the use of our e-commerce webpages and use websites and e-commerce pages of our competitors. We may use new technologies ineffectively, or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

We do not own the content websites that direct customers to our e-commerce webpages, and thus have to depend on Alloy, Inc., to maintain those websites as attractive sites for our target customers.

Pursuant to an agreement with Alloy, Inc., Alloy, Inc. will continue to own and operate the www.delias.com, www.alloy.com and www.ccs.com websites, the related e-commerce webpages and the related uniform resource locators (“urls”). Although we may transition our e-commerce operations to websites that we own, we will be required to maintain links from such websites to those Alloy, Inc.-owned websites, and Alloy, Inc., will be required to maintain links from those websites to our websites. Alloy, Inc., will continue to provide the community and content on each of those websites, and we will have no control over any of such community or content. Because a portion of our direct marketing sales come from our e-commerce sites, if Alloy, Inc., fails to maintain those websites, or fails to maintain those websites as attractive sites for the target audiences, our e-commerce activities may suffer.

Because we experience seasonal fluctuations in our revenues, our quarterly results may fluctuate.

Our business is moderately seasonal, reflecting the general pattern of peak sales for teen clothing and accessories, which provide the majority of our sales, during the back-to-school and holiday shopping seasons. Typically, a larger portion of our revenues are obtained during our third and fourth fiscal quarters. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations. In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year and we must hire temporary

dELiA*s, Inc.

workers and incur additional staffing costs in our warehouse and retail stores to meet anticipated sales demand. If sales for the third and fourth quarters do not meet anticipated levels, then increased expenses may not be offset, which could decrease our profitability. Additionally, any unanticipated decrease in demand for our products during these peak seasons could require us to sell excess inventory at a substantial markdown, which could decrease our profitability.

Because we can no longer rely on cash transfers or guarantees from Alloy, Inc., our liquidity and ability to raise capital may be limited, and we may be unable to fund our retail store expansion program.

Since September 2003, our operations have been funded principally through generated revenues, net transfers from Alloy, Inc., and from borrowings under our existing credit facility. After our Spinoff from Alloy, Inc., we no longer have access to funding provided by Alloy, Inc., nor can we rely on guarantees from Alloy, Inc., for all or a portion of our existing or new obligations, which may make it more difficult, more expensive, or both, for us to obtain financing.

We expect that the costs to buildout the 11 stores that we have already opened as part of our retail store expansion program will be approximately $9.0 million. Although we currently expect that the proceeds from the rights offering and the private placement plus our current cash flow from operations should be sufficient to fund our additional retail store openings, our expectations may be wrong. If we are wrong, we would need to obtain additional debt or equity financing in the future to fund fully our retail store expansion strategy. The type, timing and terms of the financing selected by us would depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms.

We compete with other retailers for sales and locations in our retail store operations.

The teenage girl retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for retail store sales with specialty apparel retailers and certain other youth-focused apparel retailers, such as Hot Topic, American Eagle Outfitters, Abercrombie & Fitch, abercrombie, Hollister, Aeropostale, Limited Too, bebe, Forever 21, H&M, Pacific Sunwear and Urban Outfitters. We also compete for retails store sales with full price and discount department stores such as Macy’s, Wal-Mart, Target, Kohl’s and others. If we are unable to compete effectively for retail store sales, we may lose market share, which would reduce our revenues and gross profit. In addition, we compete for favorable site locations and lease terms in shopping malls with certain of our competitors as well as numerous other retailers. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. The growth of our retail stores business depends significantly on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a return that meets our financial projections. Desirable new locations may not be available to us at all or at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable real estate and lease terms generally and upon renewal could cause us to lose market share which would reduce our revenues and gross profit.

Competition may adversely affect our business.

Many of our existing competitors, such as Hot Topic, American Eagle Outfitters, Abercrombie & Fitch, abercrombie, Aeropostale, Limited Too, bebe, H&M and Urban Outfitters, as well as potential new competitors in our target markets, have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These advantages allow our competitors to spend considerably more on marketing and may allow them to use their greater resources more effectively than we can use ours. Accordingly, these competitors may be better able to take advantage of market opportunities and be better able to withstand market downturns than us. If we fail to compete effectively, our business will be materially and adversely affected.

Our ability to attract customers to our retail stores depends heavily on the success of the shopping malls in which our stores are located. Any decrease in customer traffic in those malls could negatively impact our sales.

Customer traffic in our retail stores depends heavily on locating our stores in prominent locations within successful shopping malls. Sales are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of other tenants in the malls to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from internet retailers, non-mall retailers and other malls and the closing or decline in popularity of other stores in the malls in which our retail stores are located. A reduction in mall traffic for any reason could have a material adverse effect on our business, results of operations and financial condition.

Closing stores or curtailing certain operations could result in significant costs to us.

Recently, we have closed nine underperforming retail stores, did not renew the leases on four additional retail stores and ceased catalog circulation in our Girlfriends LA and Old Glory brands. Additionally, we recently sold substantially all of the assets and liabilities of DCR, because it was not as profitable as we expected. Although we expect to open 11 new stores in fiscal 2005 and contemplate opening additional new dELiA*s stores in the near future as part of our retail store expansion plan, we could, in the future, decide to close additional dELiA*s retail stores or close or sell businesses or operations that are producing losses or that are not as profitable as we expect. If we decide to close any dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure or sale, the closing costs and inventory writedowns would adversely affect our earnings and could adversely affect our cash on hand.

dELiA*s, Inc.

Our dELiA*s exclusive branding activities could lead to increased inventory obsolescence and could harm our relations with other vendors.

Our promotion and sale of dELiA*s branded products increases our exposure to risks of inventory obsolescence. Accordingly, if a particular style of product does not achieve widespread consumer acceptance, we may be required to take significant markdowns, which could have a material adverse effect on our gross profit margin and other operating results. Additionally, dELiA*s promotion of its dELiA*s branded products may negatively impact its relationships with existing vendors of branded merchandise. Moreover, dELiA*s exclusive brand development plans may include entry into joint ventures and additional licensing or distribution arrangements, which may limit our control of these operations.

Our master license agreement with JLP Daisy LLC could cause us to lose our trademarks or otherwise adversely affect the value of our dELiA*s brand.

In February, 2003, one of our subsidiaries, dELiA*s Brand, LLC, entered into a master license agreement with JLP Daisy LLC (“JLP Daisy”) to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores, in exchange for an up-front payment from JLP Daisy of $16.5 million, which is applied against royalties otherwise due from JLP Daisy for sales of dELiA*s branded merchandise. The initial term of the master license agreement is approximately 10 years, which is subject to extension under specified circumstances. As part of the master license agreement, dELiA*s Brand, LLC, granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. If we become subject to a bankruptcy proceeding, we could lose the rights to our dELiA*s trademarks, which could have a material adverse effect on our business and operating results.

Additionally, because sales of dELiA*s branded products by JLP Daisy’s licensees have been significantly less than we and JLP Daisy expected when we entered into the master license agreement, we expect that JLP Daisy may try to increase the sales of the dELiA*s branded products by its licensees, by expanding the number of licensed products their licensees offer, the number and type of stores in which such licensed products are sold, or both, so that they can recoup more of their initial advance. We have held preliminary discussions with JLP Daisy about modifying the terms of the master license agreement, but to date, no definitive agreement has been reached regarding such modifications. Sales of dELiA*s branded products by JLP Daisy’s licensees may negatively impact our customers’ image of the brand, which could have a material adverse effect on our profit margins and other operating results. Additionally, a change in our customers’ image of the brand due to sales of dELiA*s branded products by JLP Daisy’s licensees to greater numbers of retailers may negatively effect our dELiA*s retail store expansion plans.

We depend largely upon a single call center and a single distribution facility.

The call center functions for our dELiA*s, Alloy and CCS catalogs and e-commerce webpages are handled from a single, leased facility in Westerville, Ohio. The distribution for our dELiA*s, Alloy and CCS catalogs and e-commerce webpages and all our dELiA*s retail stores are handled form a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of the call center or distribution facility due to natural disasters, accidents, system failures, expansion or other unforeseen causes could delay or impair our ability to receive orders and distribute merchandise to our customers and retail stores, which could cause our sales to decline. This would have a material adverse effect on our operations and results.

We depend upon a single co-location facility to connect to the internet in connection with the e-commerce webpages.

We connect to the internet through a single co-location facility in connection with the e-commerce webpages. Any significant interruption in the operations of this facility due to natural disasters, accidents, systems failures, expansion or other unforeseen causes could have a material adverse effect on our operations and results.

We may be required to recognize impairment charges.

Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change. For instance, during the fourth quarter of fiscal 2003, Alloy, Inc., completed its annual impairment review and recorded a $50.6 million charge to reduce the carrying value of goodwill related to our business operations and a $790,000 charge to reduce the carrying value of indefinite-lived intangible assets related to our business operations (excluding discontinued operations).

Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted

dELiA*s, Inc.

future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. Alloy, Inc., performed an analysis of the recoverability of certain long-lived assets during the fourth quarter of fiscal 2004 and recorded an asset impairment charge of $198,000 related to our business operations (excluding discontinued operations).

If our manufacturers and importers are unable to produce our proprietary-branded goods on time or to our specifications, we could suffer lost retail sales.

We do not own or operate any manufacturing facilities and therefore depend upon independent third party vendors for the manufacture of all of our dELiA*s and Alloy-branded products. Our products are manufactured to our specifications primarily by domestic manufacturers and importers. We cannot control all of the various factors, which include inclement weather, natural disasters, labor disputes and acts of terrorism, that might affect a manufacturer’s or importer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our retail stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

We rely on third-party vendors for band-name merchandise sold by our brands.

Our Alloy and CCS businesses depend largely on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. Our dELiA*s brand is similarly dependent on such third-parties, albeit to a lesser extent. We do not have any long-term contracts with any vendor and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use are factored and have limited resources, production capacities, and operating histories. Additionally, because the teenage fashion market is volatile and customer taste tends to change rapidly, we must, in order to be successful, identify and obtain merchandise from new third-party brands for which our customers show a preference. As a result, we are subject to the following risks:

•	our key vendors may fail or be unable to expand with us;

•	we may lose or cease doing business with one or more key vendors;

•	our current vendor terms may be changed to require increased payments in advance of delivery, and we may not be able to fund such payments through our current credit facility, cash balances, or our cash flow;

•	we may not be able to identify or obtain products from new “hot” brands preferred by our customers; and

•	our ability to procure products in sufficient quantities may be limited.

Interruption in our or our vendors’ foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

We believe, based on the country of origin tags that appear on the products we sell, that a substantial portion of the products sold to us by our third-party vendors and domestic importers are produced in factories located in foreign countries, especially in China an other Asian countries. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations. Many of our and our vendor’s imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United Sates from countries in Asia or elsewhere. We and our vendors compete with other companies for production facilities and import quota capacity. Our and our vendors’ businesses are also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes and local business practices.

Ours and our vendors’ foreign sourcing operations may also be hurt by political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur in Asia or elsewhere or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices and incur increased costs.

We must effectively manage our vendors to minimize inventory risk and maintain our margins.

We seek to avoid maintaining high inventory levels in an effort to limit the risk of outdated merchandise and inventory write-downs. If we underestimate quantities demanded by our customers and our vendors cannot restock, then we may disappoint customers who may then turn to our competitors. We require many of our vendors to meet minimum restocking requirements, but if our vendors cannot meet these requirements and we cannot find alternate vendors, we could be forced to carry more inventory than we have in the past. Our risk of inventory write-downs would increase if we were to hold large inventories of merchandise that prove to be unpopular.

dELiA*s, Inc.

We rely on third parties for some essential business operations and services, and disruptions or failures in service or changes in terms may adversely affect our ability to deliver goods and services to our customers.

We currently depend on third parties for important aspects of our business, such as printing, shipping, paper supplies and operation of our e-commerce webpages. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality or cost of products and services that they provide will remain at current levels or the levels needed to enable us to conduct our business efficiently and effectively.

Increases in costs of mailing, paper and printing may adversely affect our business.

Postal rate and other shipping rate increases, as well as increases in paper and printing costs, affect the cost of our order fulfillment and catalog mailings. We rely heavily on discounts in these areas. No assurances can be given that we will continue to receive these discounts and that we will not be subject to increased costs. Any increases in these costs will have a negative impact on earnings to the extent we are unable or do not pass such increases on directly to customers or offset such increases by raising selling prices or by implementing more efficient printing, mailing and delivery alternatives.

We depend on our key personnel to operate our business, and we may not be able to hire enough additional management and other personnel to manage our growth.

Our performance is substantially dependent on the continued efforts of our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could adversely affect our business. Additionally, we must continue to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

We may be required to collect sales tax on our direct marketing operations.

At present, with respect to the Alloy and CCS direct sales, sales tax or other similar taxes in respect of direct shipments of goods to consumers is only collected in states where Alloy or CCS has a physical presence or personal property. With respect to the dELiA*s direct sales, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or personal property. However, various states or foreign countries may seek to impose state sales tax collection obligations on out-of-state direct mail companies. Additionally, we have been named as a defendant in an action by the Attorney General of the State of Illinois for failure to collect sales tax on purchases made online and from catalogs prior to November 2004. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for our alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. Although we believe we have meritorious defenses to such suit, if we lose this suit, we could be held responsible for three times the amount of the unpaid taxes, a fine of $5,000 to $10,000 per violation of the act and attorneys’ fees and costs. Based on our estimates of the amount of unpaid tax on sales to Illinois and our estimates of fines and attorneys’ fees, we could be liable for amounts in excess of $3.5 million. If we are found liable, we would have to pay such amounts out of working capital or with the proceeds of borrowings under our current credit agreement.

Other states may take similar action, and we can give no assurance regarding the results of any such action. A successful assertion by one or more states that we or one or more of our subsidiaries should have collected or be collecting sales taxes on the direct sale of our merchandise could have a material adverse effect on our business. See “Legal Proceedings.”

We could face liability from, or our ability to conduct business could be adversely affected by, government and private actions concerning personally identifiable data, including privacy.

Our direct marketing business is subject to federal and state regulations regarding the collection, maintenance and disclosure of personally identifiable information we collect and maintain in our databases. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on the e-commerce webpages may adversely affect our business. For example, the Children’s Online Privacy Protection Act of 1999 (“COPPA”) currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuse of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies form time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties, any of which could adversely affect our business.

We could face liability for information displayed in our catalogs or displayed on or accessible via our e-commerce webpages and our other websites.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish in any of our catalogs, on our e-commerce webpages and on any of our other websites. These types of claims have been brought, sometimes successfully, against similar companies in the past. Based upon links we provide to third-party websites, we could also be subjected to claims based upon online content we do not control that is accessible from our e-commerce webpages.

dELiA*s, Inc.

We may be liable for misappropriation of our customers’ personal information.

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties or our employees improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability. In addition, the Federal Trade Commission and state agencies have been investigating various internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We rely on encryption and authentification technology licensed form third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptology or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could subject us to liability, damage our reputation and diminish the value of our brands. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to prevent security breaches, but our failure to prevent such security breaches could subject us to liability, damage our reputation and diminish the value of our brands and cause our sales to decline.

Restrictions and covenants in our existing credit facility limit our ability to take certain actions and impose consequences in the event of failure to comply.

Our existing credit facility with Wells Fargo contains a number of significant restrictions and covenants that limit our ability, among other things, to:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on our capital stock or repurchase any shares of our capital stock;

•	sell assets;

•	engage in new lines of businesses;

•	enter into certain transactions with affiliates; and

•	make certain investments or acquisitions.

In additions, our existing credit facility further requires us to maintain certain financial ratios and meet certain financial tests, and restricts our ability to make capital expenditures. These financial covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow our business, as well as to fund general corporate activities.

With the Spinoff complete, we are now in the process of renegotiating certain aspect of our existing credit facility. At present, we do not have an executed agreement with Wells Fargo with respect to any amendments to our credit facility. We may not be able to enter into acceptable modifications to the credit facility and the terms of such modifications may impose significant limitations and restrictions on the conduct of our business, our ability to pay dividends and other matters.

Our ability to service our debt and meet our cash requirements depends on many factors.

We currently anticipate that operating revenue, cash on hand, the net proceeds form the private placement and rights offering and funds available for borrowing under our existing credit agreement will be sufficient to cover our operating expenses, including cash requirements in connection with our operations, our retail store expansion plan and our debt service requirements, through at least the twelve months following completion of the Spinoff. If we do not meet our targets for revenue growth, however, or if the costs associated with our retail store expansion plan exceed our expectations, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

•	decreased consumer spending in response to weak economic conditions;

•	weakness in the teenage market;

dELiA*s, Inc.

•	increased competition from our competitors; and

•	because our marketing and expansion plans are not as successful as we anticipate.

Additionally, if demand for our products decreases or our retail store expansion plan does not produce the desired sales increases, such developments could reduce our operating revenues and could adversely affect our ability to comply with certain financial covenants under our existing credit facility. If such funds are insufficient to cover our expenses, we could be required to adopt one or more alternatives listed below. For example, we could be required to:

•	delay the implementation of or revise certain aspects of our retail store expansion plan;

•	reduce or delay other capital spending;

•	sell additional equity or debt securities;

•	sell assets or operations;

•	restructure our indebtedness; and/or

•	reduce other discretionary spending.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations, including our ability to grow our business. In addition, we cannot assure you that we would be able to take any of these actions because of (i) a variety of commercial or market factors, (ii) constraints in our credit facility, (iii) market conditions being unfavorable for an equity or debt offering, or (iv) because the transactions may not be permitted under the terms of our debt instruments then in effect because of restrictions on the incurrence of such debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions do not generate a sufficient amount of additional capital.

Because we are required to provide letters of credit to lenders of many of our vendors, the amounts available to use under our credit facility is reduced.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. The credit extended by these factors often is collateralized by standby letters of credit, which we are required to provide and which we currently obtain under our existing credit facility with Wells Fargo. Any increases in the amount of such letters of credit required by such factors reduces dollar-for-dollar the amount we are able to borrow under our credit facility. Any increase in our vendors’ use of factors or decrease in the amount of credit extended by these factors could require us to provide additional standby letters of credit, thereby reducing further the available line of credit under our facility with Wells Fargo. Any such decreases could adversely affect our ability to operate our business, including funding our retail store expansion program or could require us to reduce other discretionary spending, such as on advertising. Any such event could result in reduced sales.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.

Our trademarks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks, or the inability for us to continue to use any current trademarks, could diminish the value of our brands and have a negative impact on our business. We are also subject to the risk that we may infringe on the intellectual property rights of third parties. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees. As a result, any such claim could have a material adverse effect on our operating results.

In addition, with respect to certain Alloy and CCS trademarks and servicemarks, we and Alloy, Inc., have become joint owners by assignment of such trademarks and servicemarks. We have agreed that we and Alloy, Inc., will file instruments with the Unties States Patent and Trademark Office (the “PTO”) to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. We cannot make assurances that the PTO will grant such request, and in such event we would need to enter into long-term agreements with Alloy, Inc., regarding our respective use of those trademarks and servicemarks. We may have a more difficult time enforcing our rights arising out of any breach by Alloy, Inc., of any such agreement that we would enforcing an infringement of our trademarks were the PTO to grant the requested division. In such event, our business and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Robert E. Bernard, our Chief Executive Officer, Walter Killough, our Chief Operating Officer, David Desjardins, our Chief Stores Officer, Cathy McNeal, our General Merchandise Manager—Retail, and Andrew L. Firestone, our Vice President Finance purchased an aggregate of 161,507 shares of our common stock in a private placement that closed on December 9, 2005, shortly before the effectiveness of our Spinoff from Alloy, Inc., for an aggregate purchase price of $1.2 million. The shares purchased in the private placement were purchased pursuant to a common stock purchase agreement between us and the purchasers in the private placement. The purchasers paid us $7.43 per share of our common stock purchased by them. The shares were sold to such purchasers without registration under the Securities Act pursuant to an exemption under the Regulation D promulgated by the SEC under the Securities Act. We intend to use the proceeds from such sales for general corporate purposes.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)	Exhibits

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.27 hereto) (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.1	dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.4	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.5	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.6	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7	Registration Rights Agreement, dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone.*

10.8	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.9	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.10	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.11	Tax Separation Agreement, dated as of December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.12	Call Center Services Agreement, dated as of December 19, 2005, between AMG Direct, LLC and On Campus Marketing, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.13	Managed Services Agreement, dated as of December 19, 2005 between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.14	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.15	Professional Services Agreement, dated as of December 19, 2005, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.16	Form of Media Services Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.17	401(k) Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.18	Lease Agreement dated May 3, 1995 between dELiA*s Group Inc. (f/k/a dELiA*s Inc.) and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the “Lease Agreement”); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to the dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Registration Statement on Form S-1 filed January 25, 1999 (Registration No. 333-15153)).

10.18.1	Agreement dated April 4, 1997 between dELiA*s Group Inc. f/k/a dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Annual Report on Form 10-K filed on April 28, 1997).

10.18.2	Agreement dated October 7, 1997 between dELiA*s Group Inc. f/k/a dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Quarterly Report on Form 10-Q filed on December 5, 1977).

10.19	Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated October 14, 2004 (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.19.1	Letter Agreement dated December 6, 2005, by and between Wells Fargo Retail Finance II, LLC and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.19.2	Letter Agreement dated December 6, 2005, by and among Wells Fargo Retail Finance II, LLC, dELiA*s Assets Corp. and the other borrowers and guarantors under that certain Amended and Restated Loan and Security Agreement, dated as of October 14, 2004 (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.20	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.21	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.22	Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corp. and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.22.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corp. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.5	Third Amendment to Construction Loan Agreement, dated as of December 16, 2005, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company, with the joinder of dELiA*s Corp. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.22.6	Continuing Guaranty, dated as of December 16, 2005, by and among dELiA*s, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference from dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.23	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.24	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.25	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.26	Offer Letter, dated as of November 21, 2005, by and between dELiA*s, Inc. and John Holowko (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.27	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

21	Subsidiaries of dELiA*s, Inc. as of December 8, 2005 (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*

31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, Inc.

Date: January 25, 2006	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: January 25, 2006	By:	/s/ John Holowko
John Holowko
Chief Financial Officer

EXHIBIT INDEX

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.27 hereto) (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.1	dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.4	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.5	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.6	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7	Registration Rights Agreement dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone*.

10.8	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.9	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.10	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.11	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.12	Call Center Services Agreement, dated as of December 19, 2005, between AMG Direct, LLC and On Campus Marketing, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.13	Managed Services Agreement, dated as of December 19, 2005 between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.14	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.15	Professional Services Agreement, dated as of December 19, 2005, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.16	Form of Media Services Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.17	401(k) Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.18	Lease Agreement dated May 3, 1995 between dELiA*s Group Inc. (f/k/a dELiA*s Inc.) and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the “Lease Agreement”); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to the dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Registration Statement on Form S-1 filed January 25, 1999 (Registration No. 333-15153)).

10.18.1	Agreement dated April 4, 1997 between dELiA*s Group Inc. f/k/a dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Annual Report on Form 10-K filed on April 28, 1997).

10.18.2	Agreement dated October 7, 1997 between dELiA*s Group Inc. f/k/a dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Quarterly Report on Form 10-Q filed on December 5, 1977).

10.19	Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated October 14, 2004 (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.19.1	Letter Agreement dated December 6, 2005, by and between Wells Fargo Retail Finance II, LLC and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.19.2	Letter Agreement dated December 6, 2005, by and among Wells Fargo Retail Finance II, LLC, dELiA*s Assets Corp. and the other borrowers and guarantors under that certain Amended and Restated Loan and Security Agreement, dated as of October 14, 2004 (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.20	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.21	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.22	Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corp. and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.22.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corp. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.5	Third Amendment to Construction Loan Agreement, dated as of December 16, 2005, by and between Manufacturers and

Traders Trust Company and dELiA*s Distribution Company, with the joinder of dELiA*s Corp. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.22.6	Continuing Guaranty, dated as of December 16, 2005, by and among dELiA*s, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference from dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.23	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.24	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.25	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.26	Offer Letter, dated as of November 21, 2005, by and between dELiA*s, Inc. and John Holowko (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.27	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

21	Subsidiaries of dELiA*s, Inc. as of December 8, 2005 (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*

31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

*	Filed herewith.

.