Form 10-K
period 2006-01-26
dELiAs, Inc.
filed 2006-04-28
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51648.

dELiA*S, INC.

(Name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Hudson Street, New York, New York	10014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 807-9060

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to be file reports pursuant Section 13 and Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 17, 2006, there were outstanding 26,289,646 shares of the Registrant’s Common Stock.

As of July 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ System as of such date, was $0.

DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K—Portions of the Annual Report to Shareholders for the fiscal year ended January 28, 2006.

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 14, 2006.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, including statements regarding our goals, planned retail expansion, sales and revenue growth and financial performance. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales, ever-changing customer tastes and buying trends; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; unexpected or increased costs or delays in the development and expansion of our retail chain and our potential inability to recover these costs due to underperforming sales; the inherent difficulty in forecasting consumer buying patterns and trends and the possibility that any recent improvements in our product margins, or in customer response to our merchandise, may not be sustained; our inability to fund our retail expansion with operating cash as a result of either lower sales or higher than anticipated costs, or both; and uncertainties related to our shift to a multi-channel model, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases. You should not place undue reliance on forward-looking statements, which are based on current expectations and speak only as of the date of this filing.

As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. We do not intend to update any of the forward-looking statements in this report to conform these statements to actual results, unless required to do so by law, rule or regulation.

The market and demographic data included in this report concerning our business and markets, including data regarding the numbers of and spending by teenagers in the United States is estimated and is based on data made available by independent market research firms, industry trade associations or other publicly available information.

See the discussion of risks and uncertainties in Part I, Item 1A hereof entitled “Risk Factors.”

PART I

Item 1.	Description of Business

Overview

We are a direct marketing and retail company comprised of three lifestyle brands primarily targeting the approximately 33 million consumers that, according to published estimates, are between the ages of 12 and 19, a demographic that is among the fastest growing in the United States. We generate revenue by selling predominantly to teenage consumers through direct mail catalogs, websites and mall-based specialty retail stores. We operate three brands—dELiA*s, Alloy. and CCS—each of which we believe are well-established, differentiated, lifestyle brands. Through our e-commerce webpages, catalogs and retail stores, dELiA*s (the brand) offers a wide variety of product categories to teenage girls to cater to an entire lifestyle. In addition, based upon a recent survey conducted by Multichannel Merchant, in which Alloy, Inc. (our former parent company) was listed among the top 100 multi-channel (catalog and internet) companies in terms of direct sales, we believe Alloy is a prominent branded junior apparel catalog and e-commerce site for teenage girls, and that CCS is a premier catalog and e-commerce site for skateboarding and snowboarding equipment, apparel and footwear products targeting teenage boys.

Through our catalogs and the e-commerce webpages, we sell many products of well known name brands, along with our own proprietary brand products in key teenage spending categories, directly to the teen market. These products include apparel, action sports equipment, and accessories. Our mall-based dELiA*s specialty retail stores derive revenue primarily from the sale of proprietary and branded apparel and, to a lesser extent now, accessories to teenage girls.

Our focus on a diverse collection of name brands and proprietary brands allows us to adjust our merchandising strategy quickly as fashion trends change. In addition, we strive to keep our merchandise mix fresh by regularly introducing new brands and styles. Our three proprietary brands provide us an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise at a lower price than the name brand merchandise, while permitting improved gross profit margins. Our proprietary brands also allow us to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise from our vendors to us, and from us to our customers.

We have built comprehensive databases that together include information such as name, address and amounts and dates of purchases. In addition to helping us target teenage consumers directly, our databases provide us with access to important demographic information that we believe should allow us to optimize the selection of potential mall-based specialty retail store locations. We believe the synergy among our catalogs, e-commerce webpages and retail stores provides us with valuable information in identifying new store sites and testing new business concepts.

Alloy, Inc. launched the Alloy website in August, 1996 and began generating significant revenues in August, 1997 following the distribution of the first Alloy catalog. In addition, Alloy, Inc. acquired CCS in July, 2000, Dan’s Competition (whose name we subsequently changed to DC Restructuring and who we sometimes refer to as DCR) in September, 2001, Girlfriends LA in March, 2002 and Old Glory (whose name was subsequently changed to OG Restructuring) in December, 2002. Subsequently, Alloy, Inc. acquired dELiA*s Corp. in September, 2003. Thereafter, in 2004, Alloy, Inc. formed Alloy Merchandising Group, LLC (subsequently converted into dELiA*s, Inc. in August of 2005) to operate its direct marketing and retail store businesses. Also, in 2004, Alloy, Inc. ceased circulating catalogs for the Old Glory and Girlfriends LA brands. In June, 2005, Alloy, Inc. completed the sale of substantially all of the assets of DCR.

On May 31, 2005, Alloy, Inc. announced that its board of directors had approved a plan to pursue a spinoff to its shareholders of all of the outstanding common stock of dELiA*s, Inc. (the “Spinoff”). The Spinoff was completed as of December 19, 2005. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments. By virtue of the completion of the Spinoff, Alloy, Inc. no longer owns any of our outstanding shares of common stock. In addition, we entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff.

We believe that our on-going contractual relationships with Alloy, Inc. also will provide us with valuable information in reaching teenage consumers. This relationship will enable us to have access to portions of Alloy, Inc.’s databases which contain customer and demographic information regarding teenage consumers beyond those identified in our databases.

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus with the Securities and Exchange Commission under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering subsequently closed in February 2006, and resulted in aggregate gross proceeds to the Company of $20 million. Of this amount, $4.8 million was provided by MLF. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43.

The Brands

dELiA*s

dELiA*s develops, markets and sells primarily its own lifestyle brand, and to a lesser extent third party brands, in its retail stores as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, sleepwear, swimwear, roomware, footwear, outerwear and key accessories targeted primarily at trend-setting fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus its marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school juniors, because we believe that these teenagers influence the buying activities of younger teens. In fiscal 2005, dELiA*s circulated approximately 23 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle oriented apparel and accessories for trend-setting fashion-aware teenage girls via mall-based specialty retail stores. The majority of dELiA*s’ merchandise is privately branded and sold under the dELiA*s label. As of January 28, 2006 we operated 59 dELiA*s mall-based specialty retail stores, including two outlet stores, in 24 states. These stores range in size from approximately 2,500 to 5,100 square feet with an average size of approximately 3,700 square feet.

Alloy

Alloy markets and sells branded junior apparel (including extended sizes), accessories, swimwear, footwear and outerwear targeting teenage girls via catalogs and the internet. Alloy offers a wide selection of well-known, juniors-targeted name brands, such as Truck Jeans, Paris Blues, Vans and Junkfood, as well as our proprietary Alloy brand. In fiscal 2005, Alloy circulated approximately 30 million catalogs.

CCS

CCS markets and sells apparel, footwear, skateboard and snowboard products targeting teenage boys who either actively skate and board or aspire to the skate and snowboarder lifestyle via catalogs and the internet. We promote CCS online, in our catalogs and in our other promotional materials as the “The World’s Largest Skateboard Shop,” though we have no way of determining whether or not CCS is in fact the world’s largest skateboard shop. CCS sells a wide assortment of footwear, t-shirts and hardgoods, as well as apparel and accessories, in the skate and snow categories. CCS offers a wide selection of well-known board sport-inspired name brands such as Element, DC Shoes, Adio, Volcom, Zero and Emerica, as well as our own CCS brand. In fiscal 2005, CCS circulated approximately 14 million catalogs.

Business Strengths

We believe that our business strengths will enable us to continue to expand our catalog and retail store base and grow profitably. We believe our principal business strengths include:

Broad Access to Teenage Consumers

In fiscal 2005, we reached a significant portion of the approximately 33 million teenage consumers in the United States by:

•	circulating approximately 67 million direct mail catalogs for our three core brands, with an average of one new book per brand being mailed each month;

•	communicating with select segments of our database by sending, on average, over 650,000 emails per week to those of our target audience who have opted into receiving such emails; and

•	owning and operating 59 dELiA*s retail stores, including two outlet stores, in 24 states as of January 28, 2006.

Comprehensive Teenage Databases

Our dELiA*s, Alloy, and CCS databases contained information about approximately 14.7 million persons who have purchased products or requested catalogs directly from us as of February 28, 2006, including approximately 4.9 million persons who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our databases give us the ability to review a variety of valuable information that may include age, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our databases with information we gather through retail stores, direct marketing programs and purchased customer lists. We also have access to certain of the information collected through Alloy, Inc.’s data sources. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts, as well as locate new retail stores in customer-rich locations.

Operating Flexibility

We attempt to maintain significant flexibility in the operation of our business so that we can react quickly to changes in customer preferences. We regularly review the sales performance of our merchandise in an effort to identify and respond to changing trends and consumer preferences. When purchasing merchandise from our vendors, we pursue a strategy that is designed to maximize our speed to market. We strive to establish strong and loyal relationships with our suppliers which we believe allows us to quickly obtain merchandise and ship it to our warehouse for direct sales or our retail stores for retail sales. Currently we are able to replenish a majority of our merchandise within 45 to 60 days. The e-commerce webpages and our databases allow us to quickly update our merchandise presentations, promotions, and display of offerings in an effort to create excitement for our customers with whom we can communicate via email, which for many is their chosen media of communication. In fiscal 2005, approximately 67% of our direct marketing revenues were generated through sales made through our e-commerce webpages.

Experienced Management Team

Our senior management has significant retail and direct marketing experience, with our most senior managers having an aggregate of over one hundred years in the retail, catalog and e-commerce apparel businesses.

Our Business Strategy

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenagers; the expansion and development of our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and retail store concepts; and to carry out such strategy while controlling costs. The key elements of our strategy are as follows:

Direct Marketing Strategy

Our direct marketing strategy is designed to minimize our exposure to risks associated with rapidly changing fashion trends and facilitate speed to market and the flexibility with which we are able to purchase and stock in a wide assortment of merchandise. Our primary objective is to reflect, rather than shape, teenage styles and tastes. We develop exclusive merchandise and select name brand merchandise from what we believe are quality manufacturers and name brands. Our buyers and merchandisers work closely with our many suppliers to develop products to our specifications. At present, we rely heavily on domestic suppliers who generally have the ability to deliver products faster than foreign-based suppliers. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of teenagers. Through this strategy, we believe we are able to minimize design risk and make final product selections only two to six months before the products are brought to market, not the typical six to nine months required by many apparel retailers. We believe this allows us to stay current with the tastes of the market, and unlike others in our industry who require a longer lead time to bring goods to the market, we believe our strategy enables us to receive a continuous allotment of goods from our suppliers and carry the proper amount of inventory. A possible trade-off on our supply practice is that we have less control over the manufacturing process, which could potentially lead to problems with quality.

Our direct marketing strategy also enables us to manage our inventory levels efficiently once consumer demand patterns have emerged. We attempt to limit the size of our initial merchandise orders and rely on quick reorder ability. Because we do not make aggressive initial orders, we believe we are able to limit our risk of excess inventory. Additionally, we have several methods for clearing slow moving inventory ranging from clearance media and internet offers to tent sales and third party liquidators.

Because dELiA*s, Alloy, and CCS are recognized and popular brands among teenage consumers, our e-commerce webpages and catalogs are a valuable marketing tool for our suppliers. As a result, our suppliers often contractually agree to grant us online and catalog exclusivity for products we develop and select, based on our prior relationship with the supplier and the volume we expect to purchase from the supplier. We believe this exclusivity makes the merchandise in the dELiA*s, Alloy, and CCS catalogs more attractive to our target audience and helps to protect our product margins. Our merchandise selection includes products from many leading suppliers and name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-known name brands such as IT Jeans, and Puma. Brands currently offered through Alloy include nationally recognized names such as Truck Jeans, Vans and Junkfood, as well as smaller, niche labels, including Paris Blues and Vigoss. CCS carries merchandise and equipment from major action sport name brands such as Element, DC Shoes, Adio, Volcom, Zero and Emerica, as well as our own proprietary CCS brand.

Our database management and mailing strategy is designed to efficiently gather, maintain and utilize the information collected within our databases. Our databases have been maintained by Alloy, Inc. with other third-party vendors providing address hygiene, duplicate identification and modeling capabilities. We recently entered into a letter of intent with Experian, Inc. whereby we expect Experian, Inc. to manage our databases beginning in the second half of fiscal 2006. Under our agreement with Alloy, Inc. data will continue to be shared with Alloy, Inc. The databases enable detailed selections based on general industry practices, but enable greater specificity when required, based on maintaining any transactional history, plus additional demographic information to the extent provided to us, for every individual and household listed in the databases.

Our catalog mailing program, coupled with our e-mail marketing program seeks to maximize profitability with a continual testing and monitoring program designed to provide our customers with offers and promotions that will be of interest to them.

We believe that high levels of customer service and support are critical to the value of our brands and to retaining and expanding our customer base. We consistently monitor customer service calls at our call center for quality assurance purposes. Additionally, we review our call and fulfillment centers’ policies and distribution procedures on a regular basis. A majority of our catalog and internet orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person’s credit card and exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to ten business days after shipping. Our shipments are generally carried to customers by FedEx, USPS and UPS.

Our trained sales personnel are available for the dELiA*s, Alloy, and CCS brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers. From the hours of 7:00 A.M. to 2:00 A.M. Eastern Time (“ET”), calls are routed to our call center, with overflow calls and calls received from the hours of 2:00 A.M. to 7:00 A.M. ET, being routed to a third-party provider whose sales personnel are also trained by us. Our trained customer service representatives are available for the dELiA*s, Alloy, and CCS brands from the hours of 8:00 A.M. to 12:00 A.M. ET, and these calls are handled exclusively at our call center. A single management team, with dedicated personnel for each brand, oversees all sales personnel and customer service representatives.

Retail Strategy

Our current strategy is to grow our premier non-outlet stores’ gross square footage by at least 25% in fiscal 2006, and by 15% to 20% annually thereafter and to close the outlet stores as their leases expire. We have closed eleven underperforming stores since the beginning of fiscal 2004, and made the decision not to renew the leases of three additional retail stores. We will continue to monitor the performance of our existing premier retail stores and may from time-to-time close additional underperforming stores as opportunities arise. We consider existing stores that have selling, general and administrative expenses greater than their gross profit as underperforming. When we determine to close a retail store we negotiate with landlords to determine the quickest and most cost-effective way to exit such location. We are currently in negotiations with landlords to close or relocate approximately four underperforming stores during fiscal 2006. Store activity for the past two fiscal years follows:

	Fiscal Year ended
	1/28/06	1/31/05
Number of Stores:
Beginning of period	55	62
Premiere Stores Opened	11	0
Premiere Stores Closed	3	7
Outlets Closed	4	0

End of Period	59	55

Total Gross Sq. Ft @ end of period	218.3	200.5

Total Gross Sq. Ft @ end of period- Premiere	210.5	180.1

We plan our new stores to generate on average approximately $1.6 million in net sales based on 4,000 gross square feet, to have a four-wall contribution margin of at least 15% in the first year, and to have a net build out cost, including inventory, of approximately $700,000. We define contribution margin as store gross profit less direct costs of operating the store.

We have attempted to design the new dELiA*s stores to be clearly recognizable as a sportswear store for fashion right teenage girls. Many new elements are apparent in the new store design, and will be selectively integrated into existing stores. First and foremost will be the merchandising strategy. We have reduced the amount of accessories and non apparel offered in the retail stores and have focused our merchandise display on key sportswear categories, with a significant increase in denim, for example.

We have rolled out a new store design that reinforces this new merchandising focus. Designed by a leading retail architecture firm, the stores have a display window with mannequins featuring the latest items, backed by an opaque screen. The entrances are offset and the design intention is to give the customer a sense of privacy in her own exclusive place. The new stores are wider and slightly larger on average than the average size of our existing stores—the first fifteen new stores (including fiscal 2006 openings) averaged approximately 44 feet in frontage and 3,800 square feet, compared to our existing store base which averages 32 feet of frontage and 3,700 square feet—though individual stores may be smaller or larger than the averages for our existing stores. We believe that frontage and size are critical in projecting importance when compared to our competition in the malls. The new stores were designed to look upscale, reflecting what we believe to be our database customer demographics. Over half our direct customers come from households with incomes of over $75,000 per year and approximately 20% come from households with income over $125,000 per year. In the new store design, our fixture plan reflects what we believe to be our customer’s shopping preferences. For instance, much of the merchandise will be on tables since our customers show a preference to making purchases in this manner.

Store siting is also a key strategic element of our new store expansion plan, which contemplates regionally clustered stores. Clustered stores should benefit from better store supervision, which has been difficult to maintain with our current store locations, which are spread out over relatively wide geographical areas. Each store is open during mall shopping hours and has a store manager, a co-manager one or more assistant managers and six to twelve part-time sales associates. Currently, district managers supervise six to nine stores covering a wide geographic area, with eight district managers reporting to one of two regional managers. We believe our new clustering strategy should enable our district and regional managers to supervise more stores than they do currently, as travel time between stores should be reduced as clustering increases store density. All of the stores we plan to open in fiscal 2006 will be east of the Mississippi River or in Texas, and the majority will be in major markets where we currently have a retail presence.

Another critical element of our expansion plan is that we intend to be analytical and selective about the malls in which we elect to open stores. We have built a demographic model of our current catalog customers and mapped them to the trade area of each mall under evaluation, and we plan to use that model in our siting decisions. We believe our direct businesses provide us with the competitive advantage of knowing where our customers live, and we will attempt to utilize that knowledge effectively in siting future retail stores. In addition to strong customer demographics, we look for high traffic malls, high economic growth areas and/or high income demographics in selecting new retail store locations.

We also plan to hire and retain experienced sales associates, store managers and district managers and to establish clear performance goals, objectives and related corresponding incentives with respect to benchmarks such as number of items sold per sales transaction and average dollar amount per sale, which we believe will increase sales. District managers, store managers, assistant store managers and part-time sales associates participate in an incentive program which is based on achieving predetermined sales-related goals in their respective stores or districts. We have well-established store operating policies and procedures and an extensive in-store training program for new store managers and assistant store managers. We also place great emphasis on our loss prevention program in order to control inventory shrinkage and ensure policy and procedure compliance.

Explore New Retail Concepts

We plan to capitalize on the strength of the dELiA*s, Alloy, and CCS names and loyal customer bases through the development of new retail store concepts. In addition to new store growth for the dELiA*s brand, we believe the important customer and demographic information collected from the Alloy and CCS direct marketing operations can also be utilized to analyze and identify potential retail store locations for these brands. Management believes its strategy of using catalogs to first test new direct business concepts before embarking on costly new retail store initiatives should reduce the risk of these new ventures. One example of this is our plan to test footwear for teenage girls as part of the CCS brand in the second half of the fiscal 2006 year. In addition, the ability to use analytical data from the direct marketing operations in the selection of new store locations, both for dELiA*s and potentially for the other brands, further mitigates risk.

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Because we sell a number of brand-name products in addition to our own three proprietary brands we obtain products from a wide variety of manufacturers, importers and other suppliers and no one vendor accounts for more than 10% of the products we sell. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations, and we believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular products. Net sales, by segment, follows:

	Fiscal Year Ended
	1/28/06	1/31/05
Retail	$68,700	$64,061
Direct:
Catalog	52,523	59,307
Internet	105,507	75,990

Total Direct	158,030	135,297

Total Net Sales	$226,730	$199,358

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s, Alloy, and CCS catalogs and e-commerce webpages, derives revenues from sales of merchandise via catalog or internet directly to consumers and advertising. Direct marketing net sales (excluding discontinued operations) were $158.0 million in fiscal year 2005, of which approximately $1.2 million was attributable to advertising revenues.

In fiscal year 2005 each of our catalogs and associated e-commerce webpages targeted a particular segment of the teenage market and offered many name brands well known by our target customers, along with our own proprietary brands.

dELiA*s—During fiscal 2005, the dELiA*s catalog ranged from 48 to 96 pages in length. 14 versions of the dELiA*s catalog were mailed and up to six pages per catalog were allocated to our advertising clients and marketing partners. The dELiA*s e-commerce webpages (reached through www.delias.com) are designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products and special offers.

Alloy—During fiscal 2005, the Alloy catalog ranged in length from 40 to 80 pages. We mailed 14 versions of the Alloy catalog and allocated up to eight pages per catalog to our advertising clients and marketing partners. The Alloy e-commerce webpages (reached through www.Alloy.com) offer the same merchandise as in the catalog, as well as additional products and special offers.

CCS—During fiscal 2005, the CCS catalog ranged from 32 to 108 pages in length. We mailed 11 versions of the CCS catalog and allocated up to seven pages per catalog to our advertising clients and marketing partners. The CCS e-commerce webpages (reached through www.ccs.com) feature the same products as in the catalog, as well as additional products and special offers.

Retail Store Segment

Our retail store segment derives revenue primarily from the sale of apparel and accessories to consumers through dELiA*s premier and outlet stores. Reporting for the retail store segment commenced with Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003. dELiA*s retail stores sell a distinctive collection of lifestyle oriented apparel and accessories for trend-setting fashion-aware teenage girls via mall-based specialty retail stores. As of January 28, 2006, we operated 59 dELiA*s stores, including two outlet stores, in 24 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Our retail stores range in size from approximately 2,500 to 5,100 square feet, with an average size of approximately 3,700 square feet. Retail store segment revenues for fiscal 2005 were $68.7 million, including $4.6 million from outlet stores.

Financial information about our segments is summarized in note 16 to our consolidated financial statements.

Infrastructure, Operations and Technology

Our operations are dependent on our ability to maintain computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. We have continued to receive certain information technology related services from Alloy, Inc. after the Spinoff pursuant to agreements entered into with Alloy, Inc.

Where appropriate, we have implemented, either directly or through Alloy, Inc. or other third parties, disaster recovery programs for our various businesses. Critical files are copied to backup tapes each night and regularly stored at off-site storage facilities. Arrangements have also been made for the availability of Alloy, Inc. or other third-party “hot sites” as well as telecommunications recovery capability. Through services provided by these third-parties, our power is protected by uninterruptible power supplies to provide back-up power at the operations facilities within milliseconds of a power outage. Redundant internet connections and providers deliver similar protection for our online services. We implemented these various redundancies and backup measures in order to minimize the risk associated with equipment failure, damage from fire, power loss, telecommunications failure, break-ins, computer viruses, denial of service (DOS) attacks, hacking and other events beyond our control.

We strive for no downtime in our online services. All critical components of the system are redundant, which allows continuous service in case of unexpected component failure, maintenance or upgrades. We may suffer significant interruptions in our operations due to natural disaster, accident, system failure or other unforeseen causes.

Currently, we license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing proprietary online infrastructure solutions. Alloy, Inc. provides most services related to maintenance and operation of our e-commerce webpages. Alloy, Inc. works with SAVVIS Communications Corp (SAVVIS), and Equinix Inc., third-party providers located in Sterling, Virginia and Ashburn, Virginia, respectively, for co-location and bandwidth (i.e., internet connection). Our infrastructure is scaleable which allows us to adjust quickly to our expanding user base.

Other data and voice systems in the call center and fulfillment center, which systems are maintained by a third-party agreement with Sprint, are being hardened and made redundant with the addition of backup circuits, Sonet rings, backup generators and other system upgrades.

In our direct marketing segment, software licensed from Ecometry Corp. (“Ecometry”) is used for stockkeeping unit (“SKU”) and classification inventory tracking, purchase order management, and merchandise distribution. Sales in our direct segment are updated daily and the host system, which utilizes the Ecometry software, downloads price changes, order status and inventory levels. In addition, software licensed from Computer Generated Solutions, Inc. is now used to further supplement our supply chain and merchandise planning. In our retail segment, software licensed from NSB Retail Systems PLC (“NSB”) is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, and sales audit.

In addition, software licensed from JDA Software Group, Inc. is used to plan, develop and track the open-to-buy. Sales in our retail segment are updated daily in the merchandising reporting systems by polling sales information from each store’s point-of-sale (“POS”) terminals. Our POS system, which software is licensed from Datavantage Corporation, consists of registers providing price look-up, time and attendance, inventory management (transfers and distributions), and credit card/check authorization. Through automated nightly two-way electronic communication with each store, sales information, store transfers, and distribution confirmations are uploaded to the host system, which utilizes the NSB software. The host system downloads price changes and inventory movements (store to store transfers and warehouse distributions). We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis. For both the direct marketing and retail store segments, our financial systems are licensed from Multiview Corp. and are used for general ledger and accounts payable.

Seasonality

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, as compared to our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our non-cash working capital requirements increase and will be funded by our cash balances and borrowings under our existing credit facility. Prior to the Spinoff, Alloy, Inc. provided additional financial support. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

Intellectual Property

We and Alloy, Inc. have registered, or filed applications to register various trademarks and servicemarks used in our business operations with the United States Patent and Trademark Office (the “PTO”). With respect to the certain Alloy and CCS trademarks and servicemarks covering goods and services applicable to both of our businesses, we and Alloy, Inc. are joint owners by assignment of these trademarks and servicemarks. We and Alloy, Inc. have filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. We have further agreed to negotiate in good faith with Alloy, Inc. regarding appropriate usage rights and restrictions if the PTO denies our request. Applications for the registration of certain of our other trademarks and servicemarks are currently pending. We also use trademarks, tradenames, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others’ intellectual property.

Government Regulation

We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. The internet is rapidly evolving and few laws or regulations directly apply to online commerce and community websites. Due to the increasing popularity and use of the internet, governmental authorities in the United States and abroad may adopt laws and regulations to govern internet activities. Laws with respect to online commerce may cover issues such as pricing, taxing, distribution, unsolicited email (“spamming”) and characteristics and quality of products and services. Laws with respect to community websites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the internet could have a material and adverse effect on our business, results of operations and financial condition.

Governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence or operations in those jurisdictions. As our products and advertisements are available over the internet anywhere in the world, and we conduct marketing programs in numerous states, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions.

Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our e-commerce webpages or prosecute us for violations of their laws. For example, a French court has ruled that a website operated by a United States company must comply with French laws regarding content, and an Australian court has applied the defamation laws of Australia to the content of a U.S. publisher posted on the company’s website. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future, or that foreign citizens will not obtain jurisdiction over us in a foreign country, subjecting us to litigation in that country under the laws of that country.

The United States Congress enacted the Children’s Online Privacy Protection Act of 1999 (“COPPA”) and the Federal Trade Commission (“FTC”) promulgated implementing regulations, which became effective in 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of the 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology, subject to certain limited exceptions. As a part of our efforts to comply with these requirements, we do not knowingly collect personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain areas of our websites in an effort to prohibit persons under the age of 13 from registering. This will likely dissuade some percentage of our customers from using our e-commerce webpages, which may adversely affect our business. While we use our commercially reasonable efforts to ensure that we are compliant with COPPA, our efforts may not be successful. If it turns out that our activities are not COPPA compliant, we may face litigation with the FTC or individuals or face a civil penalty, which could adversely affect our business.

A number of government authorities both in the United States and abroad, as well as private parties, are increasing their focus on privacy issues and the use of personal information. The FTC and attorneys general in several states have investigated the use of personal information by some internet companies. In particular, an attorney general may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company. As a result, we review our privacy policies on a regular basis and we believe we are in compliance with relevant federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use and disclosure of personal information are made, or if government authorities or private parties challenge our privacy practices.

In December 2003, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) was enacted by the United States Congress. This legislation regulates “commercial electronic mail messages,” (i.e., email) the primary purpose of which is to promote a product or service. Among its provisions are ones requiring specific types of disclosures in covered emails, requiring specific opt-out mechanisms and prohibiting certain types of deceptive headers. Violations of its provisions may result in civil money penalties and criminal liability. CAN-SPAM further authorizes the FTC to establish a national “Do-Not-E-Mail” registry akin to the recently adopted Do Not Call Registry. Any entity that sends commercial email messages, such as our various subsidiaries, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Compliance with these provisions may limit our ability to send certain types of emails on our own behalf, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM we may face litigation with the FTC or face civil penalties, which could adversely affect our business.

The European Union Directive on the Protection of Personal Data may affect our ability to make our websites available in Europe if we do not afford adequate privacy to European users. Similar legislation was recently passed in other jurisdictions and may have a similar effect. Legislation governing privacy of personal data provided to internet companies is in various stages of development and implementation in other countries around the world and could affect our ability to make our e-commerce webpages available in those countries as future legislation is made effective.

Relationship with JLP Daisy, LLC

In February 2003, dELiA*s Brand LLC, a subsidiary of dELiA*s Corp., entered into a master license agreement with JLP Daisy to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a $16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is approximately 10 years, which is subject to an extension of up to five years under specified circumstances. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including at our option upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. We have held preliminary discussions with JLP Daisy about modifying the terms of this master license agreement, but to date no definitive agreement has been reached regarding such modifications.

Employees

As of January 28, 2006, we had 704 full-time and 901 part-time employees. Of the 704 full-time employees, 7 were senior management; 20 worked in finance; 358 worked in warehouse/fulfillment/customer service; 110 worked in other management and personnel; and 209 were employed by our dELiA*s retail stores. Of the 901 part-time employees, 136 were warehouse/fulfillment staff and 765 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Website Access to Reports

Our corporate website is www.deliasinc.com. Our periodic and current reports are available free of charge on the “Investor Relations” page of this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

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

We have incurred significant losses in recent years, including net losses of approximately $10.3 million, $9.4 million, $74.5 million, respectively, in the years ended January 28, 2006, January 31, 2005 and January 31, 2004. Although we currently expect to report net profits by the end of fiscal 2006, our expectations may not be realized and our losses may continue as we continue our retail store expansion program, expand into new geographic markets and undertake the operational and regulatory compliance obligations applicable to a public company. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability, in which case our financial condition will suffer and our stock price could decline.

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

By virtue of our recent Spinoff from Alloy, Inc. we are now an independent public company. Our ability to satisfy our obligations and achieve or maintain profitability are solely dependent upon the future performance of our business, and we are not be able to rely upon the financial and other resources of Alloy, Inc. Additionally, we previously were able to rely on Alloy, Inc. to guaranty leases in connection with negotiations with landlords over lease terms for our retail stores. Following our Spinoff from Alloy, Inc. we are no longer able to rely on Alloy, Inc. guaranties, which may result in us having to pay higher rents or prevent us from obtaining the retail store leases in the first instance. While we believe we compete effectively for sales and for favorable site locations within malls and lease terms, competition for prime locations within malls is intense and we cannot assure you that we will be able to obtain new locations or maintain our existing locations on terms favorable to us, if at all.

During the period of its ownership of our business, Alloy, Inc. performed certain significant corporate functions for us, including certain legal functions, accounting, benefit program administration, insurance administration, internal audit and tax services, as well as certain media and marketing services. Alloy, Inc. will continue to provide some of these media and marketing services to us now that the Spinoff is complete. In connection with the Spinoff, we took steps to create our own, or to engage third parties to provide, corporate business functions that will replace those provided by Alloy, Inc. including all legal functions, accounting, benefit program administration, insurance administration, internal audit and tax services. As an independent public company, we are required to bear the cost of replacing these services. We may not be able to perform, or engage third parties to provide, these functions with the same level of expertise and on the same or as favorable terms as they have been provided by Alloy, Inc. In such event, our business and operations could suffer.

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

Our agreement with Alloy, Inc. to jointly own our database information may make such information less valuable to us.

We and Alloy, Inc. have agreed that we will jointly own all data collected by dELiA*s, Alloy, or CCS (excluding credit card data), subject to applicable laws and privacy policies, although Alloy, Inc. has agreed not to provide certain of such data to our competitors, with some limited exceptions. We have full access to all of the data, but we have agreed not to use any of the data other than in connection with our merchandising and retail store activities, except in limited situations. Nevertheless, because we and Alloy, Inc. now jointly own such database information, certain actions that Alloy, Inc. could take, such as breaching its contractual covenants, could result in our losing a significant portion of the competitive advantage we believe our databases provide to us. In such event, our business and results of operations could be adversely affected. In addition, because we have agreed to limitations on our use of that data, we will be unable to sell or license any of such data to third parties, which limits our ability to earn income from such data.

Our success depends largely on the value of our brands and if the value of our brands were to diminish, our sales are likely to decline.

The prominence of dELiA*s, Alloy, and CCS catalogs and e-commerce webpages and our dELiA*s specialty retail stores among our teenage target market are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Moreover, we anticipate that we will continue to increase the number of teenage customers we target, through means that could include broadening the intended audience of our existing brands or creating related businesses with new retail concepts. Misjudgments by us in this regard could damage our existing or future brands.

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

Robert E. Bernard, our Chief Executive Officer, and Walter Killough, our Chief Operating Officer, each joined our company in October 2003. David Desjardins, our Chief Stores Officer, joined our company in February, 2005. Additionally, our new Chief Financial Officer, John Holowko, was appointed on January 24, 2006. As a result, our senior management team lacks a history of working together as a group. Our senior management team’s lack of shared experience could have an adverse effect on its ability to quickly and effectively respond to problems and effectively manage our business.

Our directors have not worked together as a group for a significant period of time, with only three having any experience as a director of a public company, and they may not be able to effectively manage our business.

Two of our current directors, Robert E. Bernard and Walter Killough, each joined our company in October, 2003 and each was appointed a director of ours in August, 2005. Another director, Matthew Feshbach, was appointed a director of Alloy, Inc., in September, 2004, and a director of ours in August, 2005. Three additional directors, Peter Goodson, Scott M. Rosen and Carter Evans, were appointed as directors between November, 2005 and February, 2006. Only Messrs. Feshbach, Goodson and Evans have any experience as a director of a public company. None of Messrs. Bernard, Killough or Feshbach is considered independent under applicable rules of the SEC or NASDAQ. As a result, our board of directors will lack a history of working together as a group, and may lack any significant experience in operating a public company. Our board’s lack of shared experience and possible lack of experience in operating a public company could have an adverse effect on its ability to quickly and efficiently respond to problems and effectively manage our business.

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

The number of customers who make purchases from catalogs that we mail to them, which we refer to as “response rates,” may decline due to, among other things, our ability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner. Response rates also usually decline when we mail additional catalog editions to the same customers within a short time period. In addition, as we continue to increase the number of catalogs distributed or mail our catalogs to a broader group of new potential customers, we have observed that these new potential customers respond at lower rates than existing customers historically have responded. Since the acquisition of dELiA*s, we have mailed our Alloy catalogs to selected dELiA*s catalog customers and our dELiA*s catalogs to selected Alloy catalog customers (which practice we refer to as cross-mailing), which has resulted in generally lower response rates from the dELiA*s catalogs customers who also are sent Alloy catalogs and vice-versa. Additional cross-mailings of such catalogs could result in further such response rate declines. Although it is our expectation that the additional sales generated by such cross-mailing will more than offset the declines in response rate, we can give no assurance that these expectations will be realized. If we are mistaken, these trends in response rates are likely to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

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

In addition, the number of e-commerce visitors that we are able to convert into purchasers may decline due to, among other things, our inability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner and our inability to keep up with new technologies and e-commerce features. The internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing e-commerce webpages, the www.delias.com, www.alloy.com and www.ccs.com websites, that Alloy, Inc. maintains and which link to our e-commerce webpages, and our respective systems may become obsolete or unattractive. Developing our e-commerce webpages and other systems entails significant technical and business risks. We may face material delays in introducing new services, products or enhancements. If this happens, our customers may forgo the use of our e-commerce webpages and use websites and e-commerce pages of our competitors. We may use new technologies ineffectively, or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

We do not own the content websites that direct customers to our e-commerce webpages, and thus have to depend on Alloy, Inc. to maintain those websites as attractive sites for our target customers.

Pursuant to an agreement with Alloy, Inc., they will continue to own and operate the www.delias.com, www.alloy.com and www.ccs.com websites, the related e-commerce webpages and the related uniform resource locators (“urls”). Although we may transition our e-commerce operations to websites that we own, we will be required to maintain links from such websites to Alloy, Inc.- owned websites, and Alloy, Inc. will be required to maintain links from those websites to our websites. Alloy, Inc. will continue to provide the community and content on each of those websites, and we will have no control over any of such community or content. Because a portion of our direct marketing sales come from our e-commerce sites, if Alloy, Inc. fails to maintain those websites, or fails to maintain those websites as attractive sites for the target audiences, our e-commerce activities may suffer.

Because we experience seasonal fluctuations in our revenues, our quarterly results may fluctuate.

Our business is moderately seasonal, reflecting the general pattern of peak sales for teen clothing and accessories, which provide the majority of our sales, during the back-to-school and holiday shopping seasons. Typically, a larger portion of our revenues are obtained during our third and fourth fiscal quarters. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations. In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year and we must hire temporary workers and incur additional staffing costs in our warehouse and retail stores to meet anticipated sales demand. If sales for the third and fourth quarters do not meet anticipated levels, then increased expenses may not be offset, which could decrease our profitability. Additionally, any unanticipated decrease in demand for our products during these peak seasons could require us to sell excess inventory at a substantial markdown, which could decrease our profitability.

Because we can no longer rely on cash transfers or guarantees from Alloy, Inc., our liquidity and ability to raise capital may be limited, and we may be unable to fund our retail store expansion program.

Since September 2003 through the date of our Spinoff, our operations have been funded principally through generated revenues, net transfers from Alloy, Inc. and from borrowings under our existing credit facility. After our Spinoff from Alloy, Inc., we no longer have access to funding provided by Alloy, Inc., nor can we rely on guarantees from Alloy, Inc. for all or a portion of our existing or new obligations, which may make it more difficult, more expensive, or both, for us to obtain financing.

We expect that our total capital expenditures, primarily the costs to build out our new stores, will be approximately $16 to $17 million in fiscal 2006. Although we currently expect that the proceeds from the rights offering and the private placement, proceeds from the cash true up with Alloy, Inc., availability under our existing credit facility, plus our current cash flows from operations to be sufficient to fund our near term retail store openings, our expectations may be wrong. If we are wrong, we may need to obtain additional debt or equity financing in the future to fund fully our retail store expansion strategy. In addition, if we decide to accelerate growth of our retail operations beyond the ranges stated in our retail strategy, additional debt or equity financing may also be required. The type, timing and terms of the financing selected by us would depend on, among other things, our retail growth plans, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms.

We compete with other retailers for sales and locations in our retail store operations.

The teenage girl retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for retail store sales with specialty apparel retailers and certain other youth-focused apparel retailers, such as Hot Topic, American Eagle Outfitters, Abercrombie & Fitch, Hollister, Aeropostale, Limited Too, bebe, Forever 21, H&M, Pacific Sunwear and Urban Outfitters. We also compete for retail store sales with full price and discount department stores such as Macy’s, Wal-Mart, Target, Kohl’s and others. If we are unable to compete effectively for retail store sales, we may lose market share, which would reduce our revenues and gross profit. In addition, we compete for favorable site locations and lease terms in shopping malls with certain of our competitors as well as numerous other retailers. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. The growth of our retail store business depends significantly on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a return that meets or exceeds our financial projections. Desirable new locations may not be available to us at all or at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable real estate and lease terms generally and upon renewal could cause us to lose market share which would reduce our revenues and gross profit.

Competition may adversely affect our business.

Many of our existing competitors, as well as potential new competitors in our target markets, have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These advantages allow our competitors to spend considerably more on marketing and may allow them to use their greater resources more effectively than we can use ours. Accordingly, these competitors may be better able to take advantage of market opportunities and be better able to withstand market downturns than us. If we fail to compete effectively, our business will be materially and adversely affected.

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

Since the beginning of fiscal 2004, we have closed eleven underperforming retail stores, did not renew the leases on three additional retail stores and ceased catalog circulation in our Girlfriends LA and Old Glory brands. Additionally, during fiscal 2005 we recently sold substantially all of the assets and liabilities of DCR, because it was not as profitable as we expected. Although we expect to increase our retail square footage by at least 25% in fiscal 2006 and contemplate opening additional new dELiA*s stores in future years as part of our retail store expansion plan, we could, in the future, decide to close additional dELiA*s retail stores or close or sell businesses or operations that are producing losses or that are not as profitable as we expect. If we decide to close any dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure or sale, the closing costs and inventory write-downs would adversely affect our earnings and could adversely affect our cash on hand.

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

The call center functions for our dELiA*s, Alloy, and CCS catalogs and e-commerce webpages are handled from a single, leased facility in Westerville, Ohio. The distribution for our dELiA*s, Alloy and CCS catalogs and e-commerce webpages and all our dELiA*s retail stores are handled from a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of the call center or distribution facility due to natural disasters, accidents, system failures, expansion or other unforeseen causes could delay or impair our ability to receive orders and distribute merchandise to our customers and retail stores, which could cause our sales to decline. This would have a material adverse effect on our operations and results.

We depend upon a single co-location facility to connect to the internet in connection with the e-commerce webpages.

We connect to the internet through a single co-location facility in connection with our e-commerce webpages. Any significant interruption in the operations of this facility due to natural disasters, accidents, systems failures, expansion or other unforeseen causes could have a material adverse effect on our operations and results.

We may be required to recognize impairment charges.

Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our business segments. Our determination of whether an impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change. For instance, during fiscal 2003, Alloy, Inc. completed its annual impairment review and recorded a $50.6 million charge to reduce the carrying value of goodwill related to our business operations and a $790,000 charge to reduce the carrying value of indefinite-lived intangible assets related to our business operations (excluding discontinued operations).

Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. For instance, Alloy, Inc. performed an analysis of the recoverability of certain long-lived assets during fiscal 2003 and recorded an asset impairment charge of $198,000 related to our business operations (excluding discontinued operations).

During fiscal 2005 we performed an impairment analysis of long-lived assets and recognized an impairment charge of approximately $522,000 related to property and equipment, and we recorded an impairment charge of approximately $367,000 in our direct marketing segment due to a reduction in response rates.

If our manufacturers and importers are unable to produce our proprietary-branded goods on time or to our specifications, we could suffer lost sales.

We do not own or operate any manufacturing facilities and therefore depend upon independent third party vendors for the manufacture of all of our branded products. Our products are manufactured to our specifications primarily by domestic manufacturers and importers. We cannot control all of the various factors, which include inclement weather, natural disasters, labor disputes and acts of terrorism, that might affect a manufacturer’s or importer’s ability to ship orders of our products in a timely manner or to meet our quality standards. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our retail stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

We rely on third-party vendors for brand-name merchandise sold by our three brands.

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

We believe, based on the country of origin tags that appear on the products we sell, that a substantial portion of the products sold to us by our third-party vendors and domestic importers are produced in factories located in foreign countries, especially in China an other Asian countries. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of import restrictions, could materially harm our operations. Many of our and our vendor’s imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We and our vendors compete with other companies for production facilities and import quota capacity. Our and our vendors’ businesses are also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes and local business practices.

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

At present, with respect to sales generated in the direct marketing segment by our Alloy and CCS brands, sales tax or other similar taxes on direct shipments of goods to consumers is only collected in states where Alloy or CCS has a physical presence or personal property. With respect to the dELiA*s direct sales, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or personal property. However, various states or foreign countries may seek to impose state sales tax collection obligations on out-of-state direct mail companies. Additionally, we have been named as a defendant in an action by the Attorney General of the State of Illinois for failure to collect sales tax on purchases made online and from catalogs prior to November 2004. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for our alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. Although we believe we have meritorious defenses to such suit, if we lose this suit, we could be held responsible for three times the amount of the unpaid taxes, a fine of $5,000 to $10,000 per violation of the act and attorneys’ fees and costs. Based on our estimates of the amount of unpaid tax on sales to Illinois and our estimates of fines and attorneys’ fees, we could be liable for amounts in excess of $3.5 million. If we are found liable, we would have to pay such amounts out of working capital or with the proceeds of borrowings under our current credit agreement.

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

Our direct marketing business is subject to federal and state regulations regarding the collection, maintenance and disclosure of personally identifiable information we collect and maintain in our databases. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on the e-commerce webpages may adversely affect our business. For example, the Children’s Online Privacy Protection Act of 1999 (“COPPA”) currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuse of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties, any of which could adversely affect our business.

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

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties or our employee’s improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability. In addition, the Federal Trade Commission and state agencies have been investigating various internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

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

Our existing credit facility with Wells Fargo contains a number of significant restrictions and covenants that limit our ability, among other things, to:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on our capital stock or repurchase any shares of our capital stock;

•	sell assets;

•	engage in new lines of business;

•	enter into certain transactions with affiliates; and

•	make certain investments or acquisitions.

In addition, our existing credit facility further requires us to maintain certain financial ratios and meet certain financial tests, and restricts our ability to make capital expenditures. These financial covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow our business, as well as to fund general corporate activities.

With the Spinoff complete, we are now in the process of renegotiating certain aspects of our existing credit facility. We may not be able to enter into acceptable modifications to the credit facility and the terms of such modifications may impose additional limitations and restrictions on the conduct of our business.

Our ability to service our debt and meet our cash requirements depends on many factors.

We currently anticipate that operating revenue, cash on hand, the net proceeds from the private placement and rights offering, proceeds for the cash true up with Alloy, Inc. and funds available for borrowing under our existing credit agreement will be sufficient to cover our operating expenses, including cash requirements in connection with our operations, our near term retail store expansion plan and our debt service requirements, through at least the next twelve months. If we do not meet our targets for revenue growth, however, or if the costs associated with our retail store expansion plan exceed our expectations, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

•	decreased consumer spending in response to weak economic conditions;

•	higher energy prices causing a decreased level in disposable income;

•	weakness in the teenage market;

•	increased competition from our competitors; and

•	because our marketing and expansion plans are not as successful as we anticipate.

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

Because we are required to provide letters of credit to lenders of many of our vendors, the amounts available for us to borrow under our credit facility is reduced.

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

In addition, with respect to certain Alloy and CCS trademarks and servicemarks, we and Alloy, have become joint owners by assignment of such trademarks and servicemarks. We have agreed that we and Alloy, Inc. have filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. We cannot make assurances that the PTO will grant such request, and in such event we would need to enter into long-term agreements with Alloy, Inc., regarding our respective use of those trademarks and servicemarks. We may have a more difficult time enforcing our rights arising out of any breach by Alloy, Inc., of any such agreement, than we would enforcing an infringement of our trademarks were the PTO to grant the requested division. In such event, our business and results of operations could be adversely affected.

Risks Related to the Spinoff

We may have potential business conflicts with Alloy, Inc. with respect to our past and ongoing relationships.

Potential business conflicts may arise between Alloy, Inc. and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, pending litigation, indemnification and other matters arising from our separation from Alloy, Inc.;

•	intellectual property matters;

•	joint database ownership and management;

•	employee recruiting and retention;

•	sales by Alloy, Inc. of all or any portion of its assets to another party, or merger or consolidation of Alloy, Inc. with another party, which could be to or with one of our competitors; and

•	the nature, quantity, quality, time of delivery and pricing of services we supply to each other under our various agreements with Alloy, Inc.

We may not be able to resolve any potential conflicts. Even if we do so, however, because Alloy, Inc. will be performing a number of services and functions for us, they will have leverage with negotiations over their performance that may result in a resolution of such conflicts that may be less favorable to us than if we were dealing with another third party.

If the Spinoff is determined to be a taxable transaction, it could have a material adverse effect on our financial condition and results of operation.

The Spinoff was conditioned upon receipt by Alloy, Inc. of an opinion from Weil, Gotshal & Manges LLP, special tax counsel to Alloy, Inc., substantially to the effect that the Spinoff should qualify as a tax-free spin-off to Alloy, Inc. and to Alloy, Inc.’s common stockholders under the tax-free spin-off provisions of the Tax Code. No rulings have been requested with respect to these matters and the opinion of Weil, Gotshal & Manges LLP is not binding on the Internal Revenue Service or the courts. Additionally, the opinion of Weil, Gotshal & Manges

LLP is based on various representations and assumptions described therein. The opinion is based on current provisions of the Tax Code, regulations proposed or promulgated thereunder, judicial decisions relating thereto and current rulings and administrative pronouncements of the Internal Revenue Service, all of which are subject to change. There are numerous requirements that must be satisfied in order for the Spinoff to be accorded tax-free treatment under the Tax Code. Due to the inherently factual and subjective nature of certain of these requirements, Weil, Gotshal & Manges LLP was unable to render an unqualified opinion as to the tax-free nature of the Spinoff.

In addition, the opinion of Weil, Gotshal & Manges LLP was subject to certain factual representations and assumptions. If these factual representations and assumptions prove to be incorrect in any respect, the opinion of Weil, Gotshal & Manges LLP could not be relied upon. Although we are not aware of any facts or circumstances that would cause the representations made by Alloy, Inc. or us or the assumptions on which the opinion was based to be incorrect, no assurance can be given in this regard. If, notwithstanding the opinion, the Spinoff is determined to be a taxable distribution, Alloy, Inc. would be subject to tax to the extent that the fair market value of our common stock exceeds the adjusted tax basis of Alloy, Inc. in our common stock at the time of the distribution. Pursuant to the terms of a tax separation agreement entered into between Alloy, Inc. and us, this tax would be shared equally by Alloy, Inc. and us, except to the extent that the tax was incurred as a result of actions taken in breach of our respective agreements under the tax separation agreement with each other or as a result of certain actions taken by our respective stockholders after the Spinoff. If we are required to make this payment and the amount is significant, the payment could have a material adverse effect on our financial condition and results of operations.

We have agreed to certain restrictions that are intended to preserve the tax-free status of the Spinoff. We may take certain actions otherwise prohibited by these covenants if we deliver to Alloy, Inc. a private letter ruling from the IRS or an opinion of a nationally recognized law firm, in either case, reasonably acceptable to Alloy, Inc., to the effect that such action would not jeopardize the tax-free status of the Spinoff. These covenants include restrictions on our ability to:

•	issue or sell stock or otherwise be a party to any transaction relating to our stock or other securities (including securities convertible into our stock); and

•	sell assets outside the ordinary course of business.

Many of our competitors are not subject to similar restrictions and may issue their stock to complete acquisitions, expand their product offerings and speed the development of new technology. Therefore, these competitors may have a competitive advantage over us.

We may be required to pay to Alloy, Inc. a portion of certain deferred taxes that may have been recognized by Alloy, Inc. in the 2002 fiscal year.

In the 2002 fiscal year, Alloy, Inc. and its affiliates undertook an internal restructuring of certain of its operations. Although Alloy, Inc. does not believe it to be the case, in connection with this restructuring, Alloy, Inc. and its affiliates may have recognized certain gains that were deferred under the federal income tax consolidated return rules. If any such deferred gains were required to be recognized, certain of such gains would become accelerated as a result of the Spinoff and, depending on the availability of any net operating losses, taxes may be due and payable. The tax opinion of Weil, Gotshal & Manges LLP regarding the federal income tax consequences of the Spinoff did not address whether Alloy, Inc. was required to recognize any such gain. In connection with the Spinoff, Alloy, Inc. and we entered into a tax separation agreement, which among other things, provides that we would generally be required to pay half of any such taxes. Depending on the amount of any such taxes, our obligation to pay such taxes may materially and adversely affect us.

Events subsequent to the Spinoff could result in significant tax liability.

Under U.S. federal income tax laws, even if the Spinoff qualifies for tax-free treatment, Alloy, Inc. may nevertheless be subject to tax if acquisitions or issuances of either our common stock or Alloy, Inc. stock following the Spinoff cause the stockholders of Alloy, Inc. to subsequently own less than a majority of the outstanding shares of either Alloy, Inc. or us. In particular, this tax will apply if such issuances or acquisitions occur as part of a plan or series of related transactions that include the Spinoff. For this purpose, any acquisitions or issuances of Alloy, Inc. stock or our stock within two years before or after the Spinoff are presumed to be part of such a plan, although this presumption may be rebutted. If the subsequent acquisitions or issuances of either the stock of Alloy, Inc. or our stock triggers this tax, Alloy, Inc. will be subject to tax on the gain that would have resulted from a sale of our stock distributed in the Spinoff. Because of this, pursuant to a tax separation agreement between us and Alloy, Inc., we have agreed that we will not liquidate, dispose of a certain level of our assets within two years of the Spinoff, or take any other action which would cause the Spinoff to fail to qualify as a tax-free transaction. These limitations on activity could have a material adverse effect on our ability to generate necessary liquidity or execute other corporate transactions, including restructuring or similar transactions, which could limit the value of our stock. In addition, we are obligated in certain circumstances to indemnify Alloy, Inc. against any losses or expenses incurred by Alloy, Inc. in the event any such tax is imposed by the Internal Revenue Service.

If the Spinoff is not a legal dividend, it could be held invalid by a court and harm our financial condition and results of operations.

The Spinoff is subject to the provisions of Section 170 of the Delaware general corporate law that requires that dividends be made only out of available surplus. Although we believe that the Spinoff complied with the provisions of Section 170, and have received an opinion from outside counsel to that effect, a court could later determine that the Spinoff was invalid under Delaware law and reverse the transaction. The resulting complications, costs and expenses could harm our financial condition and results of operations.

Creditors of Alloy, Inc. at the time of the Spinoff may challenge the Spinoff as a fraudulent conveyance or transfer that could lead a court to void the Spinoff.

In order to affect the Spinoff, Alloy, Inc. undertook several corporate restructuring transactions which, along with the Spinoff, may be subject to federal and state fraudulent conveyance or transfer laws. If a court in a lawsuit brought by an unpaid creditor, or by a representative of creditors of Alloy, Inc. such as a trustee in bankruptcy, were to find that, among other reasons, at the time of the Spinoff, we or Alloy, Inc.:

•	was insolvent;

•	was rendered insolvent by reason of the Spinoff;

•	was engaged in a business or transaction for which Alloy, Inc.’s or our remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured,

the court may be asked to void the Spinoff (in whole or in part) as a fraudulent conveyance or transfer. The court could then require that our stockholders return to Alloy, Inc. some or all of the shares of our common stock issued in the Spinoff, those assets conveyed to us by Alloy, Inc. in connection with the Spinoff be returned to Alloy, Inc., or that Alloy, Inc. or us to fund liabilities of the other company for the benefit of its creditors. The measure of insolvency for purposes of the foregoing could vary depending upon the jurisdiction whose law is being applied. Generally, however, each of Alloy, Inc. and we would be considered insolvent if the fair value of its assets were less than the amount of its liabilities or if it is generally not paying its debts as they become due. Although we received an opinion from PJSC as to the solvency of each of Alloy, Inc. and us after the Spinoff, and although we believe that neither the Spinoff nor the prior corporate restructuring transactions constituted a fraudulent conveyance or fraudulent transfer, a court could later void the Spinoff as a fraudulent conveyance or transfer.

Risks Related to our Common Stock

You may have difficulty evaluating our business, as our historical financial information may not be representative of what our results of operations would have been if we had been an independent company.

Our historical financial statements may not reflect the results of operations, financial condition and cash flows that would have been achieved by us had we been operated independently during the periods and as of the dates presented prior to the Spinoff. In particular, because we had significant borrowings from Alloy, Inc., our historical financial statements do not reflect all of the costs to us of borrowing funds as a stand-alone entity. Moreover, our financial statements have only included dELiA*s Corp. results since September, 2003 (the month in which Alloy, Inc. acquired dELiA*s Corp.).

The price of our common stock may be volatile and you may lose all or a part of your investment.

The price of our common stock after the Spinoff may fluctuate widely, depending upon a number of factors, many of which are beyond our control. For instance, it is possible that our future results of operations may be below the expectations of investors and, to the extent our company is followed by securities analysts, the expectations of these analysts. If this occurs, our stock price may decline. Other factors that could affect our stock price include the following:

•	the perceived prospects of our business and the teenage market as whole;

•	changes in analysts’ recommendations or projections, if any;

•	fashion trends;

•	changes in market valuations of similar companies;

•	actions or announcements by our competitors;

•	actual or anticipated fluctuations in our operating results;

•	litigation developments; and

•	changes in general economic or market conditions or other economic factors unrelated to our performance.

In addition, the stock markets have experienced significant price and trading volume fluctuations, and the market prices of retail and catalog companies generally and specialty retail and catalog companies in particular have been extremely volatile and have recently experienced sharp share price and trading volume changes. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a likely diversion of our management’s attention.

Provisions of Delaware law and of our charter and by-laws may make a takeover more difficult.

Provisions in our amended and restated certificate of incorporation and by-laws and in the Delaware corporation law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and board of directors oppose. Public stockholders that might wish to participate in one of these transactions may not have an opportunity to do so. For example, our amended and restated certificate of incorporation and by-laws contain provisions:

•	reserving to our board of directors the exclusive right to change the number of directors and fill vacancies on our board of directors, which could make it more difficult for a third party to obtain control of our board of directors;

•	authorizing the issuance of up to 24 million shares of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock, which could make it more difficult or expensive for a third party to obtain voting control;

•	establishing advance notice requirements for director nominations or other proposals at stockholder meetings; and

•

generally requiring the affirmative vote of holders of at least 70% of the outstanding voting stock to amend certain provisions of our amended and restated certificate of incorporation and by-laws, which could make it more difficult for a third party to remove the provisions we have included to prevent or delay a change of control.

These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and board of directors.

We have a significant number of options outstanding which, if exercised, could dilute the equity interests of our existing stockholders and adversely affect earnings per share.

As of January 28, 2006, we had outstanding options, of which 2,369,143 were vested, to purchase 6,291,219 shares of common stock at a weighted average exercise price of $12.62 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. These options generally vest over a four period. Our stockholders will experience dilution as these stock options are exercised.

We could be required, under our agreements with Alloy, Inc., to issue a substantial number of shares without receiving any payment. The issuance of these shares could dilute the equity interests of our existing stockholders and adversely affect earnings per share.

Following the Spinoff we are now obligated to issue on behalf of Alloy, Inc. up to 663,155 additional shares of common stock upon the exercise of the Warrants. We are also obligated to issue up to 4,137,314 additional shares of common stock upon the conversion of the Debentures. We will not receive any payment from Alloy, Inc. or any third party in connection with any conversions of the Debentures. Additionally, although Alloy, Inc. has agreed to pay us a portion of the cash proceeds, if any, it receives from the exercise of any of the Warrants, each of the Warrants permits exercise by a “net exercise” process, under which the exercising holders would not be required to make any cash payment to Alloy, Inc. in connection with the Warrant exercise and instead would be issued a smaller number of shares of our and Alloy, Inc.’s common stock. If the Warrant holders were to exercise their Warrants using this net exercise feature, which is likely, we would not receive any payment in connection with such Warrant exercises. Thus, we may be obligated to issue up to 4,800,469 of additional shares of common stock for which we will receive no payment. If a significant number of additional shares of our common stock are issued following the Spinoff in connection with these exercises and conversions, the equity interests of our existing stockholders would be diluted and our earnings per share will be adversely affected.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholder may lose some or all of their investment in our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information as of January 28, 2006 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained and in good operating condition.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office	40,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	218,000

The following table sets forth information regarding the states in which we operate retail stores as of April 18, 2006, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	New Hampshire	1
Connecticut	2	New Jersey	8
Delaware	1	New York	6
Florida	3	North Carolina	4
Georgia	2	Ohio	3
Illinois	2	Pennsylvania	9
Indiana	2	Rhode Island	1
Kansas	1	South Carolina	1
Maryland	1	Tennessee	1
Massachusetts	1	Texas	5
Michigan	1	Virginia	2
Minnesota	2	Wisconsin	1
Missouri	2
		TOTAL STORES	63

Item 3.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005 dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. Briefs have been submitted to the Appellate Court and all proceeds in this matter are stayed pending the resolution of the appeal. While we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action, we could be liable for amounts in excess of $3.5 million.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the action set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended January 28, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has traded on The NASDAQ National Market under the symbol “DLIA” since December 20, 2005. The last reported sale price for our Common Stock on April 17, 2006 was $10.84 per share. The table below sets forth the high and low sale prices for our Common Stock during the period indicated.

Common Stock Price
	High	Low
FISCAL 2005 (Ended January 28, 2006)
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$9.25	$7.59

These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of April 17, 2006, there were approximately 149 holders of record of the 26,289,646 outstanding shares of Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, cash dividends are restricted under our credit facility. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

On or about December 9, 2005 we issued an aggregate 161,507 shares of Common Stock to certain officers and management of the Company in a private placement for an aggregate purchase price of $1.2 million.

The securities issued in the foregoing transactions were offered and sold without registration in reliance upon exemptions from the registration requirements of The Securities Act of 1933, as amended, provided by Regulation D under Section 4(2) of the Securities Act relating to sales by an issuer not involving a public offering. No underwriters were involved in the foregoing issuance of securities.

Issuer Purchases of Equity Securities

During fiscal 2005, the Company did not purchase any shares of its Common Stock.

Use of Proceeds

In connection with the “Spinoff” and the related distribution of common stock and subscription rights, the Company’s Registration Statement under Form S-1 (Registration number 333-128153) was deemed effective on December 12, 2005. The total net proceeds from the rights offering was approximately $19.8 million. Proceeds are being used to fund the costs and expenses of our retail store expansion plan and to provide funding for general corporate purposes. As of April 26, 2006, we have used approximately $1.9 million of the proceeds.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended January 28, 2006, January 31, 2005, and 2004 have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO Seidman, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2005 and 2004 has been derived from audited financial statements included herein. Selected balance sheet data as of fiscal 2003 and the selected statement of operations data for fiscal year 2002 has been derived from financial statements audited and not included herein. The selected statement of operations data for fiscal year 2001 and the selected balance sheet data as of fiscal 2002 and 2001 has been derived from our unaudited financial statements, which are not included in this report. Our historical results are not necessarily indicative of results to be expected for any future period or for our performance as an independent company. The data presented below has been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year
	2005	2004	2003(1)	2002	2001
	(In thousands, except share data)
STATEMENTS OF OPERATIONS DATA(2):
Net sales	$226,730	$199,358	$166,465	$145,063	$116,268
Gross profit	88,133	69,458	64,725	61,549	48,135
Selling, general and administrative expenses	86,928	79,623	77,847	64,151	57,508
Impairment of goodwill	—	—	50,637	—	—
Total operating expenses	87,961	79,804	130,203	66,722	67,265
Income (loss) from continuing operations before interest (expense) income and income taxes	172	(10,346)	(65,478)	(5,173)	(19,130)
Interest (expense) income, net	(799)	(623)	(412)	9	28
Loss from continuing operations	(746)	(10,984)	(68,349)	(2,853)	(19,102)
(Loss) income from discontinued business, net of taxes	(11,268)	1,612	(6,197)	2,406	1,596
Net loss before cumulative effect of change in accounting principle	(12,014)	(9,372)	(74,546)	(447)	(17,506)
Cumulative effect of change in accounting principle	1,702	—	—	—	—
Net loss	$(10,312)	$(9,372)	$(74,546)	$(447)	$(17,506)
Basic and diluted net earnings loss per share of Common Stock:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.52)	$(3.32)	$(0.15)	$(1.53)
(Loss) income from discontinued operations, net of taxes	(0.48)	0.08	(0.30)	0.13	0.13
Cumulative effect of change in accounting principle	0.07	—	—	—	—
Basic and diluted net loss attributable to common stockholders per share	$(0.44)	$(0.44)	$(3.62)	$(0.02)	$(1.40)
WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	23,379,602	21,303,453	20,587,523	19,218,128	12,483,839

	Fiscal Year
	2005	2004		2003(1)	2002	2001
BALANCE SHEET DATA (000’s):
Cash and cash equivalents	$2,523	$6,503		$914	$576	$393
Working capital	$5,548	$1,879		$(6,656)	$8,117	$8,603
Total assets	$111,410	$121,482		$127,609	$116,814	$89,346
Long-term debt	$2,574	$2,631		$2,594	—	—
Total Stockholders’ equity	$67,529	$80,624		$82,642	$96,773	$78,778

RETAIL STORE OPERATING DATA:
Total retail store revenues ($millions)	$68.7	$64.1		$30.1	—	—
Comparable store sales increase (decrease)(3)	3.7%	1.4	%(4)	n/a	—	—
Net sales per store ($millions)(5)	$1.20	$1.13		$1.09	—	—
Sales per gross square foot(5)	$325	$310		$297	—	—
Average square footage per store	3,701	3,646		3,665	—	—
Number of stores	59	55		62	—	—
Total square footage (000’s)	218.3	200.5		227.2	—	—
Percent increase (decrease) in total square footage	8.9%	(11.8)		n/a	—	—

DIRECT MARKETING OPERATING DATA:
Total direct marketing revenues ($millions)	$158.0	$135.3		$136.4	$145.1	$116.3
Number of catalogs circulated (millions)	67.2	63.9		64.0	60.1	42.7

(1)	The acquisition of dELiA*s Corp. by Alloy, Inc. was completed in September 2003.
(2)	See note 4 to the consolidated financial statements for a description of the effect of the discontinued business that has been eliminated from continuing operations. See note 16 to the consolidated financial statements for financial data by reportable segment.
(3)	Comparable sales include Premiere and Outlet stores. Excluding outlet stores, comparable stores increased 4.6% and 1.9% in fiscal 2005 and 2004, respectively. This calculation includes all stores open at least one year and whose square footage has not expanded or reduced by more than 25%.
(4)	Comparable store sales for the fiscal period ended January 31, 2005 reflect sales for the twelve months ended January 31, 2005 as compared to pro forma sales for the twelve months ended January 31, 2004. Prior to September 2003, Alloy, Inc. did not own or operate any retail stores.
(5)	Alloy, Inc. acquired dELiA*s Corp. in September 2003, and the information included throughout the report reflects only the five months of dELiA*s Corp.’s operations for fiscal 2003 unless otherwise stated. To make a comparison of net sales per store and sales per gross square foot meaningful, we have included dELiA*s’ retail store results on a pro forma twelve-month period ending January 31, 2004 in the calculation of these numbers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and related notes appearing elsewhere in this annual report. Descriptions of all documents incorporated included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so referenced.

Executive Summary and Overview

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel, action sports equipment and accessories, comprised of three lifestyle brands—dELiA*s, Alloy and CCS. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s specialty retail stores are designed to appeal directly to consumers in the teen market. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of retail stores.

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenagers; to expand and develop our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and retail store concepts; and to carry out such strategy while controlling costs.

The accompanying consolidated financial statements include the operations, assets and liabilities of Alloy, Inc.’s direct marketing and retail store segments’ merchandise business. dELiA*s, Inc. formerly was an indirect, wholly-owned subsidiary of Alloy, Inc. The Spinoff was completed as of December 19, 2005. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments. By virtue of the completion of the Spinoff, Alloy, Inc. does not own any of our outstanding shares of common stock. In addition, we entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff. One such agreement relates to Alloy Inc.’s convertible debentures. Alloy Inc. currently has outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). At the time of the Spinoff, the outstanding Debentures were converted into 8,274,628 shares of Alloy Inc, common stock. As a result of the Spinoff, the Debentures will be converted into 8,274,628 shares of Alloy Inc common stock (before consideration of a subsequent reverse stock split by Alloy, Inc) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. In addition, as a result of current market conditions, the combined share value of our common stock and Alloy, Inc. common stock exceed the conversion price of the convertible debentures. We expect that this conversion and the subsequent registration of such shares may occur in the near term.

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, had agreed to backstop the rights offering, meaning it had agreed to purchase all shares of our common stock that remain unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43.

Goals

We believe that focusing on our core brands and implementing the following initiatives should lead to profitable growth and improved results from operations.

•	Delivering low—to mid single digit comparable store sales growth in our dELiA*s retail stores;

•	Driving low—to mid single digit top-line growth in direct marketing, through targeted circulation increases in productive mailing segments;

•	Exiting our outlet business without material cost and monitoring and opportunistically closing underperforming stores;

•	Improving gross profit margins by 50 to 100 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more heavily and reduce our reliance on non apparel;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

•	Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, targeted replenishment, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing square footage by 15% to 20% in years after 2006, net of closures.

We expect that growth in our retail stores business, which represented 30.3% of our total net sales in fiscal 2005, will be the key element of our overall growth strategy. Our current expectation is to grow our premier stores’ gross square footage by approximately 25% in fiscal 2006 and approximately 15% to 20% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350–400 stores, in part by utilizing our databases to identify new stores sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•	comparable store sales, defined as year-over-year sales for a store that has been open at least one year and its square footage has not been expanded or reduced by more than 25% within the past year;

•	store metrics such as sales per gross square foot, average retail price per unit sold, average transaction values, store contribution margin, (defined as store gross profit less direct costs of running the store), and average units per transaction;

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover; and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

Results of Operations and Financial Condition

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2005	2004	2003
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	61.1	65.2	61.1
Gross profit	38.9	34.8	38.9
Operating expenses:
Selling, general and administrative expenses	38.3	39.9	46.8
Impairment of goodwill	—	—	30.4
Impairment of other indefinite-lived intangible assets	—	0.1	0.5
Impairment of long-lived assets	0.4	—	0.1
Restructuring charges	0.1	—	0.4
Total operating expenses	38.8	40.0	78.2
Income (loss) from continuing operations before interest income (expense) and income taxes	0.1	(5.2)	(39.3)
Interest (expense) income, net	(0.3)	(0.3)	(0.3)
Loss from continuing operations before income taxes	(0.2)	(5.5)	(39.6)
(Provision) benefit for income taxes	(0.1)	—	1.5
Loss from continuing operations	(0.3)	(5.5)	(41.1)
(Loss) income from discontinued business, net of taxes	(5.0)	0.8	(3.7)
Net loss before cumulative effect of change in accounting principle	(5.3)%	(4.7)%	(44.8)%
Cumulative effect of change in accounting principle	0.8	—	—
Net loss	(4.5)%	(4.7)%	(44.8)%

Fiscal 2005 Compared to Fiscal 2004

Revenues

Total Revenues.

Total revenue increased 13.7%, to $226.7 million in fiscal 2005 from $199.4 million in fiscal 2004.

Direct Marketing Revenues.

Direct marketing revenues increased 16.8% to $158.0 million in fiscal 2005 from $135.3 million in fiscal 2004. The increased revenue was driven by a 5.2% increase in circulation, a 6.5% increase in demand generated per book and a fill rate improvement year over year. Each of the three core brands experienced net sales increases over 2004 levels. Alloy and dELiA*s were driven by an increase in apparel sales, primarily in logo t-shirts and denim pants. CCS increases were driven by sales of denim pants, footwear and skateboards.

Retail Store Revenues.

Retail store revenues increased 7.2% to $68.7 million in fiscal 2005 from $64.1 million in fiscal 2004. The increase in revenue was primarily driven by new stores and a full year on year comparable store sales increase for premiere locations of 4.6%. Including our two outlets the comparable store sales increase was 3.7%. During the year the Company opened 11 new premiere locations and closed 7 existing stores, including 4 outlet locations.

The comparable store sales increase was the result of the strength in the tops and the denim pant business. Comparable store sales for apparel in our premiere stores increased by 15.4% in fiscal 2005 compared to fiscal 2004, while non-apparel sales decreased by 37.8% over the same comparable period. This was consistent with our strategic initiative to reduce our non-apparel merchandise offering.

Gross Profit

Total Gross Profit.

Gross profit for fiscal 2005 was $88.1 million, or 38.9% as compared to $69.5 million or 34.8%. The increase was primarily due to an improved gross margin profile for our retail store revenues, as our retail inventory was comprised of more seasonally current merchandise at the beginning of fiscal 2005, which allowed us to reduce our reliance on promotional pricing to increase sales.

Direct Marketing Gross Profit.

Direct marketing gross profit for fiscal 2005 was $70.9 million or 44.9%, as compared to $56.8 million or 42.0% in fiscal 2004, an increase of approximately $14.1 million or 24.9%. The increase was primarily due to a fresher blend of inventories in fiscal 2005, which resulted in greater full price sales, a reduction in the number of clearance sales we needed to clear our inventories and a higher margin on those clearance sales we did conduct.

Retail Store Gross Profit.

Retail store gross profit for fiscal 2005 was $17.2 million or 25.1% compared with $12.7 million or 19.8% for fiscal 2004, an increase of approximately $4.5 million or 35.8%. This increase was primarily due to our increased sales in apparel and overall improved gross margin profile for our retail store revenues, as our retail inventory was comprised of more seasonally current inventory at the beginning of fiscal 2005, which allowed us to reduce our reliance on promotional pricing to increase sales.

Total Operating Expenses

Total Selling, General and Administrative.

As a percentage of total revenues, our total selling, general and administrative expense decreased from 39.9% in fiscal 2004 to 38.3% in fiscal 2005, as our operating efficiency initiatives took effect and our catalog productivity improved. In total, selling, general and administrative expenses increased 9.2% from $79.6 million in fiscal 2004 to $86.9 million in fiscal 2005, as the costs of increased catalog circulation were partially offset by the strategic decision to cease catalog circulation in two non-core brands in fiscal 2004, as well as operating efficiencies that were realized in direct marketing fulfillment operations.

Direct Marketing Selling, General and Administrative.

Direct marketing selling, general and administrative expenses increased 10.3% from $57.2 million in Fiscal 2004 to $63.1 million in fiscal 2005. The increase in direct marketing selling, general and administrative expenses was primarily due to a 5.2% increase in catalogs circulated resulting in an additional $4.7 million of expense for catalogs and postage.

Retail Store Selling, General and Administrative.

Retail store selling, general and administrative expenses were $23.9 million in fiscal 2005, up slightly from $22.5 million in fiscal 2004, as cost reductions associated with closing underperforming stores partially offset increases due to overhead growth required to build our retail management team.

Long-Lived Asset Impairment.

In the second quarter of fiscal 2005 we recorded an impairment charge of approximately $367,000 in our direct marketing segment related to our mailing lists. In the second quarter of fiscal 2005, we also recorded an impairment charge of approximately $522,000 related to property and equipment.

Restructuring Charges.

During the fiscal year ended January 31, 2003, the strategic decision was made to outsource substantially all the fulfillment activities for our CCS brand to NewRoads, Inc. (“NewRoads”). We determined that we would not be able to exit or sublease our existing fulfillment facilities and as a result, recognized a restructuring charge of $2.6 million during the fourth quarter of fiscal 2002, representing the future contractual lease payments and the write-off of related leasehold improvements. During the fiscal year ended 2005, we recognized an additional restructuring charge of $144,000 related primarily to the facility’s rent expense. As of January 28, 2006, there were no remaining balances accrued for CCS restructuring activities.

Loss from Continuing Operations

Income (Loss) from Continuing Operations.

Our income (loss) from continuing operations before interest income (expense) and income taxes was $172,000 in fiscal 2005 as compared to a loss of $10.3 million in fiscal 2004. The improvement in operating income was primarily due to improved catalog productivity in our direct marketing operations and increased gross profit in both the retail and direct marketing segments.

Direct Marketing Income from Operations.

Direct marketing income from operations was $6.8 million for fiscal 2005 as compared to a loss of $560,000 in fiscal 2004. The improvement in results was primarily a result of operational efficiencies resulting from the consolidation of our direct marketing operations during the last nine months of fiscal 2004, and execution of our catalog circulation strategy, in which we conservatively circulate catalogs in mailing segments where productivity gains represent profitable opportunities. It is expected that this trend will continue to yield improved results from operations in the future.

Retail Store Loss from Operations.

Our loss from retail store operations was $6.6 million in fiscal 2005 as compared to a loss of $9.8 million in fiscal 2004. The decrease in retail store loss from operations was primarily due to the opening of new stores, a comparable store sales increase for premiere locations of 4.6%, as well as improved gross margins. Our gross margin improved largely due to an opening inventory that was more current than in the prior year, which allowed us to promote sales without heavy reliance on promotional pricing and our increase of sales in apparel merchandise. Consistent with our strategy to make better use of our resources, we have closed eleven underperforming stores since the beginning of 2004, and made the decision not to renew the leases of three additional retail stores. We also opened eleven new dELiA*s stores in the fiscal 2005.

The combination of positive comparable store sales and the opening of new stores in new and existing markets should allow us to leverage expenses going forward, resulting in a continuing trend towards improvement in results from operations.

Interest (Expense) Income, Net

We incurred interest expense of $799,000 and $623,000 in 2005 and fiscal 2004, respectively, primarily related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility. Higher average borrowing rates contributed to the increase.

Income Tax Provision

During fiscal 2005 and fiscal 2004 tax provisions of $119,000 and $15,000 were recorded primarily due to taxable operating income generated at the state level.

(Loss) Income from Discontinued Operations

(Loss)/Income from Discontinued Operations.

Our loss from discontinued operations was $11.3 million for fiscal 2005 as compared with income from discontinued operations of approximately $1.6 million for fiscal 2004.

During fiscal 2005, we completed the sale of substantially all of the assets and liabilities of DCR. The total loss on the disposition of the related net assets was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. The results of operations of DCR have been classified as discontinued operations. The discontinued DCR operations generated revenue of $5.7 million and a net loss of approximately $11.3 million in fiscal 2005. The discontinued operations generated revenue of $20.3 million and net income of approximately $1.6 million in fiscal 2004.

Fiscal 2004 Compared with Fiscal 2003

Revenues

Total Revenues.

Total revenues increased 19.8% to $199.4 million for fiscal 2004 from $166.5 million for fiscal 2003.

Direct Marketing Revenues.

Direct marketing revenues decreased 0.8% to $135.3 million in fiscal 2004 from $136.4 million in fiscal 2003. The change in direct marketing revenues for fiscal 2004 versus fiscal 2003 was primarily due to the strategic decision to reduce the circulation of two non-core direct marketing brands in fiscal 2004 by 91.6% from their combined fiscal 2003 level of 8.7 million catalogs, which resulted in a $13.4 million decrease in revenues. This was partially offset by a $12.4 million increase in revenues for our core brands as fiscal 2004 included twelve months of dELiA*s catalog sales (versus five months in fiscal 2003). Overall, productivity of dELiA*s, Alloy and CCS, as measured by demand generated per book, increased 12.1% over fiscal 2003. This is largely the result of our strategy of circulation rationalization in which we seek to mail catalogs primarily to those customers and potential customers from whom we expect the highest response and to limit mailings to other prospects.

Retail Store Revenues.

Retail store revenues totaled $64.1 million for fiscal 2004 compared with $30.1 million for fiscal 2003. Our retail stores were acquired in September 2003 in connection with the dELiA*s Corp. acquisition; therefore, our total retail store revenues for fiscal 2003 reflects approximately five months of retail store operations, while our total retail store revenues for fiscal 2004 reflects a full 12 months of operations. Retail store revenues were generated from the 62 dELiA*s retail stores that were open for all or some portion of fiscal 2004. During fiscal 2004 we closed six underperforming retail stores and decided not to renew the lease on one additional retail store. As of January 31, 2005, we operated 55 dELiA*s retail stores.

Comparable retail store sales for our premiere brands increased by 1.9% in fiscal 2004 compared to fiscal 2003. This increase was primarily due to higher net sales of logo t-shirts, tank tops, outerwear, non-denim pants, long and short sleeved shirts, and denim at our comparable stores. Total comparable retail store sales of apparel in fiscal 2004 compared to fiscal 2003 increased by 6.4%, while non apparel sales decreased by 15.8% for the same period.

Gross Profit

Total Gross Profit.

Gross profit was $69.5 million, or 34.8% of total revenues, in fiscal 2004 as compared to $64.7 million, or 38.9% of total revenues, in fiscal 2003. The decrease as a percentage of revenues was primarily due to the lower gross margin profile of our retail store revenues versus our direct marketing revenues, combined with the effect of a full year of retail store revenues in fiscal 2004, thus comprising a larger portion of our total revenues than in fiscal 2003. Fiscal 2004 was also impacted by a greater reliance on promotional pricing in both the first and fourth quarters.

Direct Marketing Gross Profit.

Direct marketing gross profit was $56.8 million, or 42.0% of direct marketing total revenues in fiscal 2004 as compared to $58.8 million, or 43.1% of total direct marketing revenues in fiscal 2003, a decrease of $2.0 million or 3.5%. Contributing to the percentage decrease was an increase in clearance catalogs, which carry a lower gross margin percentage. In fiscal 2004, dELiA*s mailed four clearance editions which generated approximately $4.2 million in revenue (or 3.1% of total direct marketing revenues). In fiscal 2003, dELiA*s mailed one clearance edition and generated approximately $1.6 million in revenue (or 1.2% of total direct marketing revenues).

Retail Store Gross Profit.

Retail store gross profit for fiscal 2004 was $12.7 million or 19.8% of retail store revenues compared with $5.9 million or 19.6% for fiscal 2003, an increase of $6.8 million or approximately 115%. Retail store gross profit primarily resulted from the 62 dELiA*s retail stores that were open for all or some portion of fiscal 2004. Our retail stores were acquired in September 2003 in connection with the dELiA*s Corp. acquisition; therefore, our total retail store gross profit for fiscal 2003 resulted from approximately five months of retail store operations, while our total retail store gross profit for fiscal 2004 resulted from a full 12 months of operations.

As a percentage of revenues, gross profit increased slightly from 19.6% in fiscal 2003 to 19.8% in fiscal 2004. Reduced markdown sales enabled us to achieve improved gross profit rates on particular items, particularly in the denim category of apparel.

Operating Expenses

Total Selling, General and Administrative.

Selling, general and administrative expenses increased 2.3% to $79.6 million in fiscal 2004 from $77.8 million in fiscal 2003. The increase was primarily due to a $13.4 million increase in retail store operating expenses due to the inclusion of a full year of dELiA*s Corp.’s operations (acquired in September 2003), partially offset by a decrease in catalog costs of $2.8 million and a decrease in fulfillment costs of $7.5 million.

As a percentage of total revenues, our total selling, general and administrative expenses decreased to 39.9% in fiscal 2004 from 46.8% in fiscal 2003. A significant driver in this decrease was the reduction in fulfillment expenses in our direct marketing segment, which decreased 29.7% to $17.9 million in fiscal 2004 from $25.4 million in fiscal

2003 primarily due to the efficiencies that resulted from transferring all of the fulfillment operations for our Alloy and CCS businesses to our in-house fulfillment operations acquired in the dELiA*s Corp. acquisition. In addition, catalog productivity improved as evidenced by a 9.3% decrease in catalog costs to $27.2 million in fiscal 2004 from $30.0 million in fiscal 2003 while direct marketing revenues remained essentially flat.

Direct Marketing Selling, General and Administrative.

Direct marketing selling, general and administrative expenses decreased 16.9% to $57.2 million in fiscal 2004 from $68.7 million in fiscal 2003. The change in direct marketing selling, general and administrative expenses for fiscal 2004 compared with fiscal 2003 was primarily due to a decrease in catalog costs of $2.8 million and a decrease in fulfillment costs of $7.5 million.

The circulation reduction resulted from the strategic decision to reduce circulation of GFLA and Old Glory, two of our non-core direct marketing brands, in fiscal 2004 by 91.6% from their combined fiscal 2003 level of 8.7 million catalogs, resulting in a catalog cost reduction of $3.9 million. In addition, Alloy and CCS circulation was reduced by approximately 3.0 million catalogs resulting in a $1.9 million reduction in catalog costs, as catalogs were more focused on those customers and potential customers from whom we expected the highest response. These efforts were offset by the full year effect of dELiA*s catalog circulation in fiscal 2004 as full year circulation was higher than the five months of fiscal 2003 by 10.7 million catalogs, adding $3.0 million in catalog costs.

The decrease in fulfillment costs was due to the strategic decision to consolidate substantially all of the fulfillment activities for our Alloy and CCS brands to the distribution center in Hanover, Pennsylvania, previously operated by dELiA*s Corp. prior to its acquisition by Alloy, Inc. During the first quarter of fiscal 2004, we transferred our call center operations for our Alloy brand to our 200-seat call center in Westerville, Ohio, and began to fulfill and ship Alloy orders from our Hanover, Pennsylvania fulfillment center. In the second quarter of fiscal 2004, we transferred order-taking, fulfillment, and shipments related to the CCS brand to our call center in Westerville, Ohio and our fulfillment center in Hanover, Pennsylvania. This consolidation of previously outsourced fulfillment activities resulted in significant cost reductions while allowing better utilization of both our distribution and call centers.

Retail Store Selling, General and Administrative.

Retail store selling, general and administrative expenses increased approximately 147% to $22.5 million in fiscal 2004 from $9.1 million in fiscal 2003. As a percentage of revenues, selling, general and administrative expenses increased to 35.1% in fiscal 2004 from 30.2% in fiscal 2003. This increase in the percentage of revenues is primarily due to costs of hiring additional personnel to augment and strengthen our management team. The change in retail store selling, general and administrative total expenses for fiscal 2004 compared with fiscal 2003 was primarily due to an increase in retail store operating expenses due to the inclusion of a full year of dELiA*s Corp.’s operations (acquired in September 2003).

Goodwill and Other Indefinite-Lived Intangible Asset Impairment.

All charges in both fiscal 2004 and fiscal 2003 related to the impairment of goodwill and other indefinite-lived intangible assets occurred in our direct marketing segment.

During the fourth quarter of fiscal 2004, impairment charges for trademarks of approximately $181,000 were recognized in the direct marketing segment.

In fiscal 2003, catalog response rates, operating profit and cash flows were lower than expected. Based on that trend, the cash flow projections could not support the goodwill within the direct marketing reporting segment. During the fourth quarter of fiscal 2003, a goodwill impairment charge of $50.6 million was recognized since the carrying amount of goodwill exceeded the implied fair value of the goodwill. An additional $790,000 impairment charge was recognized in our direct marketing segment due to the discontinued use of certain trademarks.

Long-Lived Asset Impairment.

During the fourth quarter of fiscal 2003, we recorded an impairment charge of $198,000 in our direct marketing segment related to a non-competition agreement and website development costs.

Restructuring Charges.

All restructuring charges occurred in fiscal 2003 in our direct marketing segment.

During the first quarter of fiscal 2003, we made the strategic decision to outsource substantially all of the fulfillment activities for our Girlfriends LA business to NewRoads, Inc., a third-party service provider (“NewRoads”). We determined that we would not be able to sublease our existing fulfillment facilities due to real estate market conditions. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement No. 146”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we recognized a charge of approximately $380,000 in the first quarter of fiscal 2003 in our direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements.

During the third quarter of fiscal 2003, we made the strategic decision to transfer substantially all of the call center and fulfillment activities for our Alloy and CCS businesses from NewRoads to the dELiA*s Corp. distribution center in Hanover, Pennsylvania and call center in Westerville, Ohio. As a result, we were required to pay NewRoads an exit fee. We recognized a charge of approximately $351,000 in the third quarter of fiscal 2003 in our direct marketing segment, representing the contractual exit payment.

Loss from Continuing Operations

Loss from Continuing Operations.

Our loss from continuing operations before interest income (expense) and income taxes was $10.3 million for fiscal 2004 as compared with $65.5 million for fiscal 2003. The decrease in operating loss is primarily due to the goodwill impairment charges incurred in fiscal 2003 which did not occur in fiscal 2004 as well as an improvement in the results of our direct marketing operations.

Loss from Direct Marketing Operations.

Our loss from direct marketing operations was approximately $560,000 in fiscal 2004 while our loss from direct marketing operations was $62.3 million in fiscal 2003. The decrease in direct marketing operating loss was primarily due to the impairment of goodwill of $50.6 million and the impairment of intangible assets of $1.0 million, which was recorded in fiscal 2003 and did not occur in fiscal 2004, as well as the efficiencies and productivity improvements noted above.

We expect that execution of our catalog circulation strategy, in which we will continue to conservatively circulate catalogs in mailing segments where productivity gains represent profitable opportunities, to yield improved results from operations in the future.

Loss from Retail Store Operations.

Our loss from retail store operations was $9.8 million in fiscal 2004 while our loss from retail store operations was $3.2 million in fiscal 2003. Our fiscal 2004 loss from retail store operations reflected a full 12 months of activity, while our fiscal 2003 loss reflected approximately five months of retail store operations during our strongest selling season due to the acquisition of dELiA*s Corp. in September 2003.

We expect that continued improvement in comparable store sales, along with execution of our retail store expansion strategy, in which we will continue to monitor and close retail stores that do not meet our performance expectations while opening stores in new and existing markets, to yield improved results from operations in the future.

Interest (Expense) Income

We incurred interest expense of $623,000 in fiscal 2004 and $412,000 in fiscal 2003, primarily related to borrowings under our credit facility with Wells Fargo.

Income Tax Provision

In fiscal 2004, as a result of our loss from continuing operations, we recorded a minimal income tax provision of $15,000 to reflect certain state income taxes. No income tax benefit was recorded as our valuation allowance increased accordingly as a result of the uncertainty associated with the realization of our net deferred tax assets at January 31, 2005.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $1.6 million for fiscal 2004 as compared with a loss from discontinued operations of $6.2 million for fiscal 2003.

During fiscal 2005, we completed the sale of substantially all of the assets and liabilities of DCR. Our consolidated financial statements have been restated to reflect DCR as a discontinued operation. The discontinued DCR operations generated revenue of $20.3 million and $21.4 million and net income (loss) of approximately $1.6 million and $(6.2) million for fiscal years 2004 and 2003, respectively.

Liquidity and Capital Resources

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, had agreed to backstop the rights offering, meaning he had agreed to purchase all shares of our common stock that remain unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565. Excluding MLF, approximately 90% of the rights were exercised.

As part of the Spinoff, we had agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million, in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in the distribution agreement. Shortly after our 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006 and is subject to a final adjustment based on the completion of the fiscal 2005 year end audit.

At the time of Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003, dELiA*s Corp. had in place a credit agreement with Wells Fargo (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On

October 14, 2004, dELiA*s Corp. entered into an Amended Loan Agreement (the “Loan Agreement”) with Wells Fargo, providing among other things that we may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million, subject to the satisfaction of certain conditions. We may request an increase to the credit limit by $10 million to $30 million by providing written notice to Wells Fargo of such request at any time on or before October 14, 2006, and, we may request an increase to the credit limit by an additional $10 million to $40 million by providing written notice to Wells Fargo of such request at any time on or before October 14, 2006. Upon receipt of such notice(s) from us, and so long as we are not then in default and/or no event of default has theretofore occurred, Wells Fargo will increase the credit limit to $30 million, or $40 million, as applicable. Upon the implementation of any increase to the credit limit, we are required to pay Wells Fargo an incremental origination fee in the amount of .25% of the amount of the increase.

The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on Borrowers’ capital expenditures. The Borrowers may incur capital expenditures of up to 120% of the amounts provided in their business plan for any year, and in addition may open up to 120% of the number of stores provided for in their business plan for any given year, and the costs incurred in connection with such store openings shall be in addition to the Capital Expenditures (as such term is defined in the Loan Agreement) provided for in such business plan. Permitted Capital Expenditures (as such term is defined in the Loan Agreement) for years two and three of the term of the Loan Agreement will be established in connection with the business plans for such year. At the Borrowers’ option, borrowings under the Loan Agreement bear interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement. The Loan Agreement matures in October 2007. As of January 28, 2006 and January 31, 2005, there were no outstanding balances under the Loan Agreement.

In a related agreement, Alloy, Inc., had entered into a Make Whole Agreement with Wells Fargo, pursuant to which Alloy, Inc. had agreed, among other things, to ensure that the “excess availability”, was at all times greater than or equal to $2.5 million. In conjunction with the Spinoff, we negotiated an amendment to the Loan Agreement to, among other things, eliminate the Make Whole Agreement and any Alloy, Inc., obligations related to the Loan Agreement. We expect that an additional amendment to the Loan Agreement will be consummated in early fiscal 2006.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 40% of our merchandise payables are factored. The credit extended by these factors is backstopped by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduces the line of credit available to us under our Loan Agreement. At January 28, 2006, the unused available credit under the Loan Agreement was $5.7 million. Also as of January 28, 2006 approximately $4.5 million of letters of credit were outstanding under the Loan Agreement.

Net cash provided by operating activities was $6.2 million in fiscal 2005. Net cash used in operating activities was $1.0 million in fiscal 2004. Net cash provided by operating activities was $2.7 million in fiscal 2003. The cash provided by operating activities of $6.2 million in fiscal 2005 was due primarily to the increased cash from operations generated from the direct marketing segment as a result of increased catalog circulation and productivity and the improved gross profit margin in both the direct marketing and retail segments.

Cash provided by investing activities was $1.5 million in fiscal 2005. Net cash used in investing activity was $3.1 million in fiscal 2004. Net cash provided by investing activities was $2.1 million in fiscal 2003. The cash provided by investing activities of $1.5 million in fiscal 2005 was the result of $11.7 million of capital expenditures primarily to build out new stores offset in part by $13.1 million of proceeds from the sale of DCR.

Net cash used in financing activities was $11.6 million in fiscal 2005 primarily due to net transfers made to Alloy, Inc. Net cash provided by financing activities in fiscal 2004 was $9.7 million. Net cash used in financing activities was $4.5 million in fiscal 2003.

Going forward, our primary capital requirements include construction and fixture costs related to the opening of new retail stores and for maintenance and selective remodeling expenditures for existing stores, as well as incremental inventory required for the new stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

With respect to fiscal 2006 cash flows from operations and capital expenditures, we expect that in fiscal 2006 our capital expenditures will exceed our cash flows from operations by approximately $8-9 million. We also expect as a result of our seasonal business, borrowings under our credit facility will occur beginning with the second quarter and continuing into the fourth quarter with a goal of no borrowings under our facility at the end of fiscal 2006. Further, we expect our capital expenditures related to our retail store expansion, net of landlord contributions, combined with other capital projects related to systems and planning initiatives, to be approximately $16-17 million. Beyond that time frame, if we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flows from operations are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our then current stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. See Part 1, Item 1A, “Risk Factors.”

Contractual Obligations

The following table presents our significant contractual obligations as of January 28, 2006 (in thousands):

Contractual Obligations	Total	Payments Due By Period			More than 5 Years
		Less than 1 Year	1-3 Years	3-5 Years
Mortgage Loan Agreement Principal(1)	$2,680	$106	$234	$2,340
Interest on Mortgage Loan(1)	1,589	177	331	1,081
Operating Lease Obligations(2)	53,001	9,321	16,517	14,365	12,798
Purchase Obligations(3)	14,482	14,482
Future Severance-Related Payments(4)	2,207	385	1,822

Total	$73,959	$24,471	$18,904	$17,786	$12,798

(1)	Our mortgage loan agreement is related to the purchase of a distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores.
(3)	Our purchase obligations are primarily related to inventory commitments.
(4)	Our future severance-related payments primarily consist of a severance agreement and a non-competition agreement with a former employee of dELiA*s Corp.

We have long-term non-cancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term non-cancelable capital lease commitments for equipment.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, investments, intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in the MD&A. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements. We believe, however, the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 14 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $1.3 million, $1.3 million and $1.0 million for the fiscal years 2005, 2004 and 2003, respectively.

Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed.

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

Catalog costs expensed for fiscal 2005, 2004 and 2003 were approximately $32 million, $27 million and $30 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit.

Goodwill and Other Indefinite-Lived Intangible Assets

We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill that previously was amortized to earnings is no longer amortized, but is periodically tested for impairment.

In fiscal 2003 we recorded a charge of $50.6 million for the impairment of goodwill (see note 6 to our financial statements).

In fiscal 2004 and 2003, we recorded charges of $181,000 and $790,000, respectively, for the impairment of indefinite-lived intangible assets (see note 7 to our financial statements).

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

Recent Accounting Pronouncements

As a result of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004),” which will become effective for us beginning with the first quarter of fiscal 2006, share-based payments granted in future periods will increase compensation expense that would otherwise have been recognized in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees,” and outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis. Accordingly, our results of operations in future periods may be adversely affected by all of this additional stock-based compensation expense. For more information regarding the implementation of SFAS 123R, see “—Effect of New Accounting Standards” below.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Loan Agreement to facilitate the purchase of merchandise.

dELiA*s Brand, LLC, one of our subsidiaries, entered into a license agreement in 2003 with JLP Daisy that grants JLP Daisy exclusive rights (except for our rights) to use the dELiA*s trademarks to advertise, promote and market the licensed products, and to sublicense to permitted sub-licensees the right to use the trademarks in connection with the manufacture, sale and distribution of the licensed products to approved wholesale customers. See note 15 to the consolidated financial statements for further discussion of this license agreement.

Alloy Inc. currently has outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). At the time of the Spinoff, the outstanding Debentures were converted into 8,274,628 shares of Alloy Inc, common stock. As a result of the Spinoff, the Debentures will be converted into 8,274,628 shares of Alloy Inc common stock (before consideration of a subsequent reverse stock split by Alloy, Inc) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions the combined share value of our common stock and Alloy, Inc. common stock exceed the conversion price of the convertible debentures. We expect that this conversion and the subsequent registration of such shares may occur in the near term.

We do not maintain any other off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Guarantees

We have no significant financial guarantees.

Effect of New Accounting Standards

We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2006 in note 2 to the consolidated financial statements.

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us during the past.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of January 28, 2006, we did not hold any marketable securities. We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements, financial statement schedule and Notes to the consolidated financial statements of dELiA*s, Inc. and subsidiaries are annexed to and made part of this Annual Report on Form 10-K as pages F-1 through F-34. An index of such materials appears on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company carried out an evaluation, as of January 28, 2006, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

(b)	Changes in internal controls over financial reporting.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the Company’s most recent fiscal quarter that could significantly affect the Company’s disclosure controls and procedures.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Directors and Executive Officers” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2006.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text under the caption “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy statement as noted above.

Code of Business Conduct

Information concerning the Company’s Code of Business Conduct is incorporated by reference from the text under the caption “Information About Directors and Executive Officers”—Code of Business Conduct and Ethics” in the Company’s Proxy Statement as noted above.

Corporate Governance and Nominating Committee

Information concerning the Company’s Corporate Governance and Nominating Committee charter is incorporated by reference from the text under the caption “Committees of the Board of Directors and Meetings— Corporate Governance and Nominating Committee” and appendix C thereto.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2006, except that the sections in the definitive proxy statement entitled “Report of the Compensation Committee on Executive Compensation,” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About dELiA*s Security Ownership” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2006.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2006.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)	Consolidated Financial Statements.

The financial statements required by this item are submitted in a separate section of this Annual Report on Form 10-K. See “Index to Financial Statements and Schedule” on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

The schedule required by this item is submitted in a separate section of this Annual Report on Form 10-K. See “Index to Financial Statements and Schedule” on page F-1 of this Annual Report on Form 10-K.

(3)	Exhibits.

The list of exhibits required by this item is submitted in a separate section of this Annual Report on Form 10-K. See “Index to Financial Statements and Schedule” on page 102 of this Annual Report on Form 10-K.

dELiA*s Inc. AND SUBSIDIARIE S

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 28, 2006 and January 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, effective February 1, 2005, the Company changed its method of accounting for certain buying, warehousing and distribution costs.

/s/ BDO Seidman, LLP

New York, New York

April 11, 2006

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 28, 2006	January 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,523	$6,503
Inventories, net	25,832	23,388
Prepaid catalog costs	3,621	2,588
Due from Alloy, Inc.	8,155	—
Other current assets	2,943	1,825
Current assets of discontinued operations	—	2,764

Total current assets	43,074	37,068
Property and equipment, net	24,886	18,264
Goodwill	40,204	40,204
Intangible assets, net	2,763	3,522
Other non-current assets	483	477
Non-current assets of discontinued operations	—	21,947

Total assets	$111,410	$121,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,422	$16,806
Current portion of mortgage note payable	106	160
Accrued expenses and other current liabilities	23,998	17,192
Current liabilities of discontinued operations	—	1,031

Total current liabilities	37,526	35,189
Deferred credits and other long term liabilities	3,781	3,038
Long-term portion of mortgage note payable	2,574	2,631

Total liabilities	43,881	40,858

Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.001 par value; 100,000,000 shares authorized; 23,520,474 shares issued and outstanding	24	—
Additional paid-in capital	70,397	—
Accumulated deficit	(2,892)	—
Total divisional equity	—	80,624

Total stockholders’ equity	67,529	80,624

Total liabilities and stockholders’ equity	$111,410	$121,482

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the Fiscal Years Ended
	January 28, 2006	January 31, 2005	January 31, 2004
Net revenues	$226,730	$199,358	$166,465
Cost of goods sold	138,597	129,900	101,740

Gross profit	88,133	69,458	64,725

Operating expenses:
Selling, general and administrative expenses	86,928	79,623	77,847
Impairment of goodwill	—	—	50,637
Impairment of indefinite-lived intangible assets	—	181	790
Impairment of long-lived assets	889	—	198
Restructuring charges	144	—	731

Total operating expenses	87,961	79,804	130,203

Income (loss) from continuing operations before interest income (expense) and income taxes	172	(10,346)	(65,478)
Interest (expense), net	(799)	(623)	(412)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(627)	(10,969)	(65,890)
Provision for income taxes	119	15	2,459

Loss from continuing operations before cumulative effect of change in accounting principle	(746)	(10,984)	(68,349)
(Loss) income from discontinued business, net of taxes	(11,268)	1,612	(6,197)

Loss before cumulative effect of change in accounting principle	(12,014)	(9,372)	(74,546)
Cumulative effect of change in accounting principle	1,702	—	—

Net loss	$(10,312)	$(9,372)	$(74,546)

Basic and diluted net earnings (loss) per share of Common Stock:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.52)	$(3.32)
(Loss) income from discontinued operations, net of taxes	(0.48)	0.08	(0.30)
Cumulative effect of change in accounting principle	0.07	—	—

Basic and diluted net loss attributable to common stockholders per share	$(0.44)	$(0.44)	$(3.62)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	23,379,602	21,303,453	20,587,523

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Divisional equity	Total
	Shares	Value
Balance February 1, 2003	—	$—	$—	$—	$96,773	$96,773
Net loss	—	—	—	—	(74,546)	(74,546)
Net transfers from Alloy, Inc.	—	—	—	—	60,415	60,415

Balance January 31, 2004	—	—	—	—	82,642	82,642

Net loss	—	—	—	—	(9,372)	(9,372)
Net transfers from Alloy, Inc.	—	—	—	—	7,354	7,354

Balance January 31, 2005	—	—	—	—	80,624	80,624

Net loss February 1, 2005 to December 19, 2005	—	—	—	—	(7,420)	(7,420)
Net transfers to Alloy, Inc.	—	—	—	—	(3,996)	(3,996)
Reclassification of divisional equity to Common stock and additional paid-in-capital	23,356,842	23	69,185	—	(69,208)	—
Net loss December 20, 2005 to January 28, 2006	—	—		(2,892)	—	(2,892)
Shares issued in private placement	161,507	1	1,200	—	—	1,201
Shares issued pursuant to exercise of stock options	2,125	—	12	—	—	12

Balance January 28, 2006	23,520,474	$24	$70,397	$(2,892)	$—	$67,529

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	January 28, 2006	January 31, 2005	January 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,312)	$(9,372)	$(74,546)
Less: (Loss) income from discontinued operations	(11,268)	1,612	(6,197)
Less: Cumulative effect of change in accounting principle	1,702	—	—

Loss from continuing operations	(746)	(10,984)	(68,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	50	—	—
Depreciation and amortization	4,993	5,967	3,687
Deferred tax expense	—	—	2,459
Impairment of goodwill	—	—	50,637
Impairment of indefinite-lived intangible assets	—	181	790
Impairment of long-lived assets	889	—	198
Non-cash management fees from Alloy, Inc.	289	1,452	3,443
Changes in operating assets and liabilities—net of effect of business acquisitions:
Inventories	(742)	1,691	14,676
Prepaid catalog costs and other current assets	(2,151)	(1,000)	2,936
Other non-current assets	(6)	(171)	(241)
Accounts payable, accrued expenses, and other current liabilities	4,084	(547)	(10,570)
Net impact of discontinued operations	(506)	2,439	3,052

Net cash provided by (used in) operating activities	6,154	(972)	2,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,654)	(3,250)	(1,276)
Sale and disposal of capital assets	34	181	229
Proceeds from sale of discontinued operations	13,148	—	—
Cash obtained in connection with acquisition	—	—	3,213
Net impact of discontinued operations	(41)	(20)	(72)

Net cash provided by (used in) investing activities	1,487	(3,089)	2,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment under line of credit agreements	—	—	(6,936)
Payment of mortgage note payable	(111)	(122)	(38)
Payment of capitalized lease obligation	(10)	(149)	(212)
Reduction in restricted cash	—	3,270	—
Proceeds from private placement	1,201	—	—
Proceeds from exercise of employee stock options	12	—	—
Net cash transfers (to) from Alloy, Inc.	(12,681)	8,927	5,736
Net impact of discontinued operations	(32)	(2,276)	(3,024)

Net cash (used in) provided by financing activities	(11,621)	9,650	(4,474)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,980)	5,589	338
CASH AND CASH EQUIVALENTS, beginning of period	6,503	914	576

CASH AND CASH EQUIVALENTS, end of period	$2,523	$6,503	$914

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Cash paid during the period for:
Interest	$527	$414	$278
Income taxes	70	—	—
Net non-cash transfers from (to) Alloy, Inc.	$8,685	$(1,573)	$54,679

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005.

1. Reorganization, Basis of Financial Statement Presentation, and Business

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

Private Placement and Rights Offering

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, had agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remain unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006 MLF Investments LLC purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43.

Basis of Financial Statement Presentation

The consolidated financial statements have been derived from the accounting records of Alloy, Inc. principally representing the retail store and direct marketing segments, using the historical results of operations and historical bases of assets and liabilities that we own and the businesses that we operate as a result of the Spinoff. Dan’s Competition, LLC (whose name we subsequently changed to “DC Restructuring, LLC” and who we sometimes refer to as “DCR”) historically reported in the direct marketing segment and has been reflected as a discontinued operation in the consolidated financial statements (see note 4 to our financial statements).

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes the assumptions underlying the consolidated financial statements are reasonable. Prior to completion of the Spinoff, Alloy, Inc. provided certain services to us including tax, treasury, legal, auditing, corporate development, risk management, regulatory, compensatory and other services. Identifiable costs and salaries that were specific to our business were directly allocated to our operating businesses. We and Alloy, Inc. considered these allocated charges to be a reasonable reflection of the utilization of services provided (see note 14 to our financial statements). Subsequent to the spinoff, we will perform these services or contract outside service providers.

Business

We are a direct marketing and retail company comprised of three lifestyle brands primarily targeting consumers that are between the ages of 12 and 19. Our three lifestyle brands—dELiA*s, Alloy, and CCS—generate revenue by selling predominately to teenage consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and the e-commerce webpages, we sell many name brand products along with our own proprietary brand products in key teenage spending categories directly to consumers in the teen market, including apparel, action sports equipment and accessories. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

2. Summary of Significant Accounting Policies

Fiscal Year

Effective December 19, 2005, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to January 31st. Our annual accounting period ends on the Saturday nearest to January 31st. We refer to the fiscal year ended January 31, 2004 as “fiscal 2003,” to the fiscal year ended January 31, 2005 as “fiscal 2004,” and to the fiscal year ending January 28, 2006 as “fiscal 2005.” The change in fiscal year end did not materially impact our fiscal 2005 results of operations or year-over-year comparisons.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of dELiA*s, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Risk

We collect payment for all merchandise, perform credit card authorizations and check verifications for all customers prior to shipment or delivery. Our cash equivalents are primarily derived from credit card purchases from customers and are typically settled within two to four days. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 28, 2006 and all other previous periods presented herein, the carrying amounts of cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at January 28, 2006 and January 31, 2005 approximates fair value as this debt has a variable interest rate that fluctuates with the market rate (see note 11 to our financial statements).

We calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. We use quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, we use standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of January 28, 2006, and January 31, 2005 was approximately $340,000 and $2.2 million, respectively.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of January 28, 2006 and January 31, 2005 were approximately $3.6 million and $2.6 million, respectively. Catalog costs expensed for the fiscal years ended January 28, 2006, January 31, 2005 and January 31, 2004 were approximately $31.9 million, $27.2 million, and $30.0 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset’s estimated useful life or the life of the related store’s lease (generally 7-10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the lives noted below. Maintenance and repairs are expensed as incurred.

The following estimated useful lives are used to determine depreciation or amortization:

Construction in progress	N/A
Leasehold improvements	Life of the lease*
Computer software and equipment	3 to 5 Years
Machinery and equipment	3 to 10 Years
Office furniture and fixtures	5 to 10 Years
Building	39 Years
Land	N/A

*	defined as the lesser of an asset’s estimated useful life or the life of the related lease

Costs of Computer Software Developed or Obtained for Internal Use

The Company capitalizes costs related to internally developed software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Only costs incurred during the development stages, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized.

Goodwill and Other Indefinite-Lived Intangible Assets

We follow the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” Goodwill that previously was amortized to earnings is no longer amortized, but is periodically tested for impairment.

For the fiscal year ended January 31, 2004, we recorded a charge of $50.6 million for the impairment of goodwill .

For the fiscal years ended January 31, 2005 and January 31, 2004, we recorded charges of $181,000 and $790,000, respectively, for the impairment of indefinite-lived intangible assets (see note 7 to our financial statements).

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

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

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In the fiscal year ended January 31, 2004, we recorded a charge of $198,000 for the impairment of long-lived assets (see note 7 to our financial statements).

In the fiscal year ended January 28, 2006, we recorded an impairment charge of approximately $889,000, which consists of an impairment charge of $522,000 related to property and equipment and an impairment charge of $367,000 related to mailing lists (see notes 5 and 7).

Revenue Recognition

Direct marketing revenues are recognized at the time of shipment to customers. These revenues are net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our direct marketing return policy, historical experience and evaluation of current sales and returns trends. Direct marketing revenues also include shipping and handling billed to customers.

Retail store revenues are recognized at the point of sale, net of any promotional price discounts and an allowance for sales returns. The allowance for sales returns is estimated based upon our retail return policy, historical experience and evaluation of current sales and returns trends.

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction (see note 14 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $1.3 million, $1.3 million and $950,000 for the fiscal years ended January 28, 2006, January 31, 2005 and January 31, 2004, respectively.

Cost of Goods Sold

Cost of goods sold consists of the cost of merchandise sold to customers, inbound freight costs, shipping costs, buying and merchandising costs, certain distribution costs and store occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of catalog production and mailing costs; certain fulfillment and distribution costs; store personnel wages and benefits; other store expenses, including supplies, maintenance and visual programs; administrative staff and infrastructure expenses; depreciation; amortization and facility expenses. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses.

Interest Income (Expense), Net

Interest income and expense is presented net in consolidated statements of operations. Interest income is derived from cash in bank accounts and the restricted cash balance which was held in a money market account. Interest income for the fiscal years ended January 28, 2006, January 31, 2005 and January 31, 2004 was $0 , $26,000, $12,000, respectively. Interest expense primarily relates to the mortgage note payable and the credit facility with Wells Fargo. Interest expense for the fiscal years ended January 28, 2006, January 31, 2005 and January 31, 2004 was $799,000 , $649,000, and $424,000, respectively.

Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128 “Earnings Per Share.” To determine the shares outstanding for the Company for the periods prior to the Distribution, Alloy, Inc.’s weighted average number of shares is multiplied by the distribution ratio of one share of dELiA*s Inc. common stock for every two shares of Alloy, Inc. common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, restricted shares and convertible debentures . The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented, dilutive earnings per share calculations do not differ from basic earnings per share.

Loss per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings/loss per share amounts may not equal year-to-date loss per share amounts, which reflect the weighted average effect on a year-to-date basis.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating leases

The Company leases property for its stores under operating leases. Operating lease agreements contain construction allowances, rent escalation clauses and/or contingent rent provisions.

For construction allowances, the Company records a deferred lease credit on the consolidated balance sheet and amortizes the deferred lease credit as a reduction of rent expense on the consolidated statement of operations over the terms of the leases. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statement of operations. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.

Employee Stock-Based Compensation

Alloy, Inc. has stock option plans under which our employees have been granted options to purchase Alloy, Inc. common stock. Upon completion of the Spinoff, the number of shares and exercise price of each such Alloy, Inc. stock option was adjusted so that each replacement dELiA*s stock option will have the same aggregate intrinsic value and the same ratio of the exercise price per share to the market value per share as the Alloy, Inc. stock option it replaced. Vesting provisions, option terms and other terms and conditions of the replaced Alloy, Inc. options remain unchanged.

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

The following table reflects the effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The pro forma information is not necessarily indicative of what the pro forma net loss would have been had we been a separate, stand-alone entity during the periods presented, or what the activity may look like in the future.

	For the Fiscal Years Ended
	January 31, 2006	January 31, 2005	January 31, 2004
Net loss	$(10,312)	$(9,372)	$(74,546)
Less: Total stock-based employee compensation costs determined under fair value based method for all awards	(441)	(1,138)	(1,600)

Pro forma net loss	$(10,753)	$(10,510)	$(76,146)

Basic and fully dilutive loss per share
As reported	$(0.44)	$(0.44)	$(3.62)
Pro forma	$(0.46)	$(0.49)	$(3.70)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Fiscal Years Ended
	January 28, 2006	January 31, 2005	January 31, 2004
Risk-free interest rates	4.31%	3.43%	2.97%
Expected lives	4 years	5 years	5 years
Expected volatility	48%	68%	74%
Expected dividend yields	—	—	—

Shares Reserved For Future Issuance

Rights offering

We have distributed at no charge to persons who were holders of our common stock on December 28, 2005, transferable rights to purchase up to 2,691,790 shares of our common stock in the aggregate at a cash subscription price of $7.43 per share. The right’s offering was completed on February 16, 2006. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering , raising a total of $15,161,435. On February 24, 2006 MLF Investments LLC purchased the remaining 651,220 shares for a total of $4,838,565 (see note 1 Private Placement and Rights offering).

Stock options and restricted shares

Prior to the Spinoff, we issued options to purchase 2,150,000 shares of our common stock at an exercise price of $7.43 to certain senior management of the company. These options vest over a four year period.

In connection with the completion of the Spinoff, outstanding Alloy, Inc. stock options and restricted shares held by persons who were not or did not become employees of ours were converted into adjusted options to purchase Alloy, Inc. common stock and new options and restricted shares of our common stock. We issued 3,131,583 options and 98,792 shares of restricted stock in respect to such Alloy, Inc employees who remained with Alloy, Inc. after the Spinoff. We also converted outstanding Alloy, Inc. stock options held by persons who were our employees at the time of the Spinoff, or became our employees after the Spinoff into 956,118 dELiA*s options. These amounts were determined based on the relative market values of our and Alloy, Inc. common stock following the Spinoff.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 13, 2005, Alloy, Inc. entered into a letter agreement with MLF Investments LLC (“MLF Investments”), which is Alloy, Inc.’s largest shareholder and which became our largest shareholder immediately after the Spinoff and which is controlled by Matthew L. Feshbach, our Chairman of the Board, under which MLF Investments agreed to backstop the rights offering of dELiA*s, Inc. Under this agreement, MLF Investments agreed that it would, and cause its affiliates to, exercise all of the rights to be distributed to it and them in the rights offering and would purchase all shares of our common stock underlying the rights at the exercise price in such offering. Additionally, if, at the end of the period established in the rights offering for the exercise of the rights, there were rights of other of our stockholders that remained unexercised, MLF Investments agreed that it would, directly or through one or more affiliated investment funds, purchase all of our common stock underlying all unexercised rights at the exercise price. In February 2006, MLF Investments purchased 621,220 shares for total proceeds of $4,838,565. . Excluding MLF, 90% of the rights were exercised. MLF received, as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. These warrants will be fair valued and recorded as an offset to the proceeds of the rights offering in stockholders’ equity.

Alloy, Inc. currently has outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). At the time of the Spinoff, the outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market values of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. In addition, as a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock exceed the conversion price of the convertible debentures. We expect that this conversion and subsequent registration of such shares may occur in the near term. When this transactions occurs it will be recorded as a component of stockholders’ equity and will not have an impact on the statement of operations.

Income Taxes

Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

We were a member included in the consolidated tax return of Alloy, Inc. We have not historically been party to a tax sharing agreement with Alloy, Inc., but have consistently followed an allocation policy whereby Alloy, Inc. has allocated to the members of its consolidated return provisions and/or benefits based on each member’s taxable income or loss. This allocation methodology results in the recognition of deferred assets and liabilities for the differences between the financial statements carrying amount and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Alloy, Inc. has allocated current tax benefits to us that have generated losses that are utilized or expected to be utilized on the consolidated return. This allocation methodology may not be consistent with that calculated on a stand-alone tax return basis. In addition, Alloy, Inc. managed its tax position on a consolidated basis, and its tax strategies were not necessarily reflective of those tax strategies that we would have followed as a stand-alone company.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an alternative transition method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The Company will adopt SFAS No. 123R on January 29, 2006, using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options beginning as of January 29, 2006. The Company will use the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The Company is continuing to evaluate the requirements of SFAS No. 123R. The Company currently expects that the adoption of SFAS No. 123R will result in an increase in compensation expense for fiscal 2006 of approximately $1.0 million.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoptions of EITF No. 05-06 has not had material effect on our financial position, cash flows or results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. We do not believe adoption of FSP 13-1 will have a material effect on our financial position, cash flows or results of operations.

Change in Accounting Principle

Effective February 1, 2005, the Company changed its method of accounting for certain buying, warehousing and distribution costs. Prior to this change, the Company had included such expenses as period expenses. Beginning in fiscal 2005, such costs have been capitalized as inventory costs. The Company believes that the capitalization of these expenses provides a better measurement of the costs incurred to put merchandise in a position to be sold to our customers. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, changes in accounting policy are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of February 1, 2005 have been reflected in the fiscal 2005 consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $1.7 million. The pro forma effect of application of the change to prior years’ net loss and net loss per share amounts is not significant.

3. Acquisitions

In September 2003, Alloy, Inc. acquired all of the outstanding stock of dELiA*s Corp.

The key drivers supporting Alloy, Inc.’s acquisition of dELiA*s Corp. included the generation of financial savings by consolidating operations and eliminating duplicate functions, the improvement of catalog circulation productivity by combining direct marketing name databases and the establishment of a retail store presence that could be expanded over time. These key transaction drivers supported the acquisition price and the associated goodwill resultant from Alloy, Inc.’s purchase of dELiA*s Corp. The total cost of this acquisition, net of cash acquired and including acquisition costs, was approximately $46.1 million.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Alloy, Inc. management based on available information and assumptions as to future operations. The results of operations of dELiA*s Corp. are included in the consolidated financial statements commencing from September 2003.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents our consolidated operations as if the fiscal 2003 acquisition of dELiA*s Corp. had occurred as of the beginning of fiscal 2003. The unaudited pro forma information excludes the impact of all other acquisitions because they are not considered to be material to our consolidated financial statements.

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of our consolidated results of operations had the acquisition been consummated on the dates assumed and does not project our results of operations for any future period:

January 31, 2004
Net revenue	$233,977
Loss from continuing operations before cumulative effect of change in accounting principle	$(91,775)

The unaudited pro forma financial information above reflects the following pro forma adjustments:

1.	Elimination of historical amortization expense recorded by dELiA*s Corp. related to definite-lived intangible assets.

2.	Recording of:

•	amortization expense related to the estimated fair value of identified intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives which range from two to six years, of approximately $309,000 for the fiscal year ended January 31, 2004.

•	an adjustment to decrease deferred rent expense by approximately $266,000 for the fiscal year ended January 31, 2004.

•	an adjustment to decrease depreciation expense by approximately $500,000 in the fiscal year ended January 31, 2004.

4. Discontinued Operations

DC Restructuring, LLC

On September 28, 2001, Alloy, Inc. acquired all of the outstanding capital stock of the predecessor to DCR in exchange for approximately 2.1 million shares of unregistered Alloy, Inc. common stock, having a value of $25.2 million; $11.0 million in cash; and two contingent promissory notes. An additional 37,037 shares were issued in connection with a final working capital determination. The resulting additional purchase price of approximately $700,000 was allocated to goodwill. Alloy, Inc. subsequently contributed DCR to our operations.

DCR provided us with another direct marketing franchise reaching the teen boys market. In connection with the acquisition, Alloy, Inc. recorded approximately $27.8 million of goodwill representing the net excess of purchase price over the fair value of assets acquired; the revenues and cash flows that Alloy, Inc. expected DCR to generate over time; and the direct marketing franchise that DCR had established in the teen boys market.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2003, a decline in catalog response rates led to operating profit and cash flows that were lower than expected at the time of the acquisition. Based on that trend, the cash flow projections could not support the goodwill. During the fourth quarter of fiscal 2003, a goodwill impairment charge of $6.5 million was recognized, since the carrying amount of goodwill exceeded the implied fair value of the goodwill. In addition, we recorded an asset impairment charge of $1.1 million, as the future cash flows related to DCR could not fully support the carrying amount of DCR’s long-lived assets. The impairment charge related to the non-competition agreement (approximately $200,000), property and equipment (approximately $200,000), and mailing lists (approximately $700,000) was recorded in fiscal 2003. Also, during the fourth quarter of fiscal 2003, an impairment charge for trademarks of $1.1 million was recognized for DCR since the carrying value of its trademark was greater than the fair value primarily as a result of lower future estimated operating profit and cash flows.

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

The total loss on the disposition of the related net assets, which was accounted for in our first fiscal quarter of 2005, was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. The results of operations of DCR have been classified as discontinued operations. The discontinued operations generated revenue of $5.7 million, $20.3 million, and $21.4 million and net (loss) income of approximately ($11.3 million), $1.6 million and ($6.2 million) during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

There were no current or non-current assets or liabilities of the discontinued operations of DCR as of January 28, 2006.

The current and non-current assets and liabilities of the discontinued operations of DCR as of January 31, 2005 were as follows:

January 31, 2005
Assets
Current assets:
Inventories, net	$2,476
Prepaid catalog costs and other current assets	288

Total current assets of discontinued operations	2,764
Property and equipment, net	13
Goodwill	21,341
Intangible and other assets, net	593

Total non-current assets of discontinued operations	21,947

Liabilities
Current liabilities:
Accounts payable	713
Accrued expenses and other current liabilities	318

Total current liabilities of discontinued operations	$1,031

Total net assets	$23,680

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment, net

Property and equipment (net) consisted of the following:

	January 28, 2006	January 31, 2005
Construction in progress	$1,111	$—
Computer equipment	4,516	4,114
Machinery and equipment	4,239	3,269
Office furniture and fixtures	5,063	4,203
Leasehold improvements	16,639	8,552
Building	6,221	6,159
Land	500	500

	38,289	26,797
Less: accumulated depreciation and amortization	(13,403)	(8,533)

	$24,886	$18,264

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $4.6 million, $5.2 million and $3.0 million for the fiscal years ended January 28, 2006, January 31, 2005, and January 31, 2004, respectively.

We performed an impairment analysis of long-lived assets during the second quarter of fiscal 2005 and recognized an impairment charge of approximately $522,000 related to property and equipment.

6. Goodwill

The changes in the carrying amount of goodwill are as follows:

	January 28, 2006	January 31, 2005
Balance, beginning of year	$40,204	$43,616
Net adjustment to purchase price of prior acquisitions	—	(3,412)

Balance, end of the year	$40,204	$40,204

In fiscal 2004, the final purchase accounting for Alloy, Inc.’s initial allocation of the purchase price of dELiA*s Corp. reflected a decrease in the initial estimate for goodwill of $3.4 million in our direct marketing segment.

Refer to note 2, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets,” for further details regarding our procedure for evaluating goodwill for impairment.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets

Our acquired intangible assets were as follows:

	January 28, 2006		January 31, 2005		Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$63	$1,078	$591	6.0
Non-competition agreements	390	237	390	143	4.3
Websites	689	631	689	530	3.0
Leasehold interests	300	182	300	90	5.6

	$1,457	$1,113	$2,457	$1,354

Non-amortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.8 years. The amortization expense related to fiscal years ended January 28, 2006, January 31, 2005, and January 31, 2004 was $392,000, $722,000, and $633,000, respectively. As of January 31, 2006 the estimated remaining amortization expense for each of the next four fiscal years is approximately, $153,000, $93,000, $68,000 and $30,000, respectively.

During the fourth quarter of fiscal 2003, we recorded an impairment charge of $198,000 in our direct marketing segment related to a non-competition agreement and website development costs. An additional $790,000 impairment charge was recognized in our direct marketing segment due to the discontinued use of certain trademarks.

In the third quarter of fiscal 2004, the final purchase accounting adjusting the initial allocation of the purchase price of dELiA*s Corp. reflected a decrease in the estimate for intangible assets related to website development costs of $611,000.

During the fourth quarter of fiscal 2004, we recognized an impairment charge of $181,000 in our direct marketing segment since the carrying value of the reporting unit’s trademark was greater than the fair value of the reporting unit’s trademark primarily as a result of lower future estimated cash flows related to the impaired trademark.

Due to the decline in response rates, operating cash flow was lower than expected for certain mailing lists. In the second quarter of fiscal 2005, we recorded an impairment charge of approximately $367,000 in our direct marketing segment related to these mailing lists.

Refer to note 2, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets and Impairment of Long Lived Intangible Assets”, for further details regarding our procedure for evaluating goodwill and other intangible assets for impairment.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Restructuring Charges

During fiscal 2002, we made the strategic decision to outsource substantially all of the fulfillment activities for our CCS business to NewRoads. During the fourth quarter of fiscal 2002, we determined that we would not be able to exit or sublease our existing CCS fulfillment facilities. In accordance with Emerging Issues Task Force Issue No. 94-3 and SAB No. 100, we recognized a restructuring charge of approximately $2.6 million in the fourth quarter of fiscal 2002 in our direct marketing segment, representing the future contractual lease payments and the write-off of related leasehold improvements. We did not incur any significant personnel termination obligations as a result of the facility closure. During the fiscal year ended January 28, 2006, we recognized an additional restructuring charge of $144,000 related primarily to the facility’s rent expense.

During the first quarter of fiscal 2003, we made the strategic decision to outsource substantially all of the fulfillment activities for our Girlfriends LA business to NewRoads. We determined that we would not be able to sublease these existing fulfillment facilities due to real estate market conditions. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement No. 146”) and SFAS No. 144, we recognized a charge of approximately $380,000 in the first quarter of 2003 in our direct marketing segment, representing the future contractual lease payments, severance and personnel costs, and the write-off of related leasehold improvements. Included in the charge, we incurred severance and personnel costs of $44,000 as a result of this facility closure.

During the third quarter of fiscal 2003, we made the strategic decision to transfer substantially all of the fulfillment activities for our Alloy, Inc. and CCS businesses from NewRoads to the dELiA*s Corp. distribution center in Hanover, Pennsylvania. We were required to pay NewRoads an exit fee. In accordance with Statement No. 146, we recognized a charge of $351,000 in the third quarter of fiscal 2003 in our direct marketing segment, representing future contractual exit payments, which were paid in the fourth quarter of fiscal 2003.

As part of the dELiA*s Corp. acquisition, which was completed during the third quarter of fiscal 2003, we recorded a $6.5 million restructuring liability. At the time, we were contractually obligated to pay certain termination costs to three executives of dELiA*s Corp. We estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, we estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, we recorded an approximate $2.6 million decrease to dELiA*s-related restructuring liability and a corresponding adjustment to goodwill. At January 28, 2006, the total $1.1 million accrual remaining to cover future payments, relates to the dELiA*s related restructuring liability.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize our restructuring activities:

Type of Cost	Asset Impairments	Contractual Obligations	Severance & Personnel Costs	Total
	(In thousands)
Balance at January 31, 2003	$—	$1,596	$—	$1,596
Restructuring Costs Fiscal 2003	31	656	44	731
dELiA*s Corp. Restructuring Costs	—	6,311	212	6,523
Payments and Write-offs Fiscal 2003	(31)	(2,520)	(82)	(2,633)

Balance at January 31, 2004	$—	$6,043	$174	$6,217
Payments and Write-offs Fiscal 2004	—	(1,829)	(56)	(1,885)
Adjustment of dELiA*s Corp. Opening Balance Sheet	—	(2,477)	(118)	(2,595)

Balance at January 31, 2005	$—	$1,737	$—	$1,737
Payments and Write-offs for Fiscal 2005	—	(766)	—	(766)
CCS Restructuring Costs	—	144	—	144

Balance at January 28, 2006	$—	$1,115	$—	$1,115

A summary of our restructuring liability by location and/or business is as follows:

	January 28, 2006	January 31, 2005
CCS facility, San Luis Obispo, California	$—	$423
dELiA*s Corp. restructuring liability	1,115	1,314

Total	$1,115	$1,737

As of January 28, 2006 and January 31, 2005, the restructuring accruals are classified on our consolidated balance sheets as a current liability of approximately $140,000 and $600,000, respectively, and a long-term liability of approximately $1.0 million and $1.2 million, respectively.

9. Credit Facility

At the time of Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003, dELiA*s Corp. had in place a credit agreement with Wells Fargo Retail Finance, LLC (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s Corp., then a wholly owned subsidiary of Alloy, entered into an Amended Loan Agreement (the “Loan Agreement”) with Wells Fargo Retail Finance II, LLC as lead borrower for Alloy. Merchandise, LLC; Skate Direct, LLC; dELiA*s Operating Company; and dELiA*s Retail Company (together with dELiA*s Corp., the “Borrowers”), all indirect wholly owned subsidiaries of ours. The Loan Agreement amended and restated the Wells Fargo Credit Agreement by, among other things, (i) adding Alloy. Merchandise, LLC and Skate Direct, LLC, two additional subsidiaries of ours, as borrowers under the Agreement; (ii) amending certain of the financial covenants; and (iii) providing that the Borrowers may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million subject to the satisfaction of certain conditions.

The Loan Agreement consists of a revolving line of credit that permits the Borrowers to currently borrow up to $20 million. The credit line is secured by the assets of the Borrowers and borrowing availability fluctuates depending on the Borrowers’ levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on Borrowers’ capital expenditures. At the Borrowers’ option, borrowings under this amended and restated facility bears interest at Wells Fargo Bank’s prime rate or at

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement. The amended and restated facility matures in October 2007. As of January 28, 2006 and January 31, 2005, there were no outstanding balances under the Loan Agreement.

In a related agreement, Alloy, Inc. entered into a make whole agreement with Wells Fargo (the “Make Whole Agreement”) pursuant to which Alloy, Inc. agreed, among other things, to ensure that the “excess availability” of the Borrowers, which is defined as availability under the Loan Agreement less all then past due obligations of the Borrowers, including accounts payable which are beyond customary trade terms extended to the Borrowers and rent obligations of the Borrowers which are beyond applicable grace periods, is at all times greater than or equal to $2.5 million. If excess availability were to have fallen below the $2.5 million minimum, Alloy, Inc. would have been required to take such steps as it may have determined to cause the excess availability to equal or exceed $2.5 million.

At January 28, 2006, the unused available credit under the Loan Agreement was $5.7 million. At January 31, 2005 the unused available credit under the Loan Agreement was $5.2 million after giving consideration to the $2.5 million provided for in the Make Whole Agreement. Also as of January 28, 2006 and January 31, 2005, approximately $4.5 million and $4.3 million, respectively, of letters of credit were outstanding under the Loan Agreement.

Prior to the distribution date, we negotiated an amendment to the Loan Agreement to, among other things, eliminate the Make Whole Agreement and any Alloy, Inc. obligations related to the Loan Agreement. Wells Fargo has fully released Alloy, Inc. from all obligations, duties, and liabilities under the Make Whole Agreement. We expect that an additional amendment to the Loan Agreement will be consummated during the first quarter of fiscal 2006. The effective interest rate on funds borrowed from Wells Fargo during fiscal 2005 was 5.6%.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	January 28, 2006	January 31, 2005
Accrued sales tax	$1,826	$1,438
Credits due to customers	10,840	8,139
Allowance for sales returns	1,366	1,010
Accrued restructuring costs	140	563
Other	9,826	6,042

	$23,998	$17,192

11. Long-Term Liabilities

Deferred Credits

Deferred credits consist of deferred rent and the favorable leasehold valuation established as part of the dELiA*s Corp. acquisition accounting. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight- line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash tenant allowances and have reported these amounts as deferred rent which is amortized to rent expense over the term of the lease, also commencing with date of possession. Deferred rent as of January 28, 2006 and January 31, 2005 was $1.0 million, and $519,000, respectively.

Mortgage Note Payable

In fiscal 1999, dELiA*s Corp. entered into a mortgage loan agreement related to the purchase of a distribution facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s Corp. entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the Mortgage Note for five years with a fifteen-year amortization schedule and an Amendment to Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy, Inc. guaranteed the modified loan and is subject to a quarterly financial covenant to maintain a funds flow coverage ratio. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant. On December 16, 2005, the parties entered into a Third Amendment to the Construction Loan Agreement, which eliminated Alloy, Inc. as a guarantor of the loan and modified the financial covenant to, among other things, include only the results of dELiA*s, Inc.

dELiA*s Corp. and Alloy, Inc. were in compliance with the modified covenant for the year ended January 28, 2006 and January 31, 2005. As of January 28, 2006 the current and long-term mortgage note payable balance was $106,000 and $2.6 million, respectively. As of January 31, 2005 the current and long-term mortgage note payable balance was $160,000 and $2.6 million, respectively. The mortgage loan is secured by the distribution facility and related property. The mortgage note payable has the following scheduled maturities: $106,000 $113,000 and $2.5 million in fiscal years 2006, 2007 and 2008, respectively. The effective interest rate on the Mortgage Note during fiscal 2005 was 5.7%.

12. Stock-Based Compensation Plans

Under Alloy, Inc.’s incentive compensation plans, our employees were granted stock options. Upon completion of the Spinoff, the number of shares and exercise price of each such Alloy, Inc. stock option was adjusted so that each replacement dELiA*s stock option had the same aggregate intrinsic value and the same ratio of the exercise price per share to the market value per share as the Alloy, Inc. stock option it replaced. Vesting provisions, option terms and other terms and conditions of the replaced Alloy, Inc. options remain unchanged.

Stock options held by our employees are fixed-price options granted at the fair market value of the underlying common stock on the date of the grant. Generally, one-fourth of each grant vests and becomes exercisable annually over a four-year period immediately following the grant date with expiration ten years after the initial grant date.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes transactions in dELiA*s Inc. stock options during the fiscal year ended:

	January 28, 2006
	Options	Weighted- Average Exercise Price per Option
Options converted upon Spinoff	4,087,701	$10.27

Options granted	2,245,739	7.45
Options exercised	(2,125)	5.68
Options cancelled or expired	(40,096)	5.70

Outstanding, end of year	6,291,219	9.27

Exercisable, end of year	2,369,143	$12.62

Weighted average Fair Market Value of grants	$1.35

The following table summarizes information about stock options described above that are outstanding and exercisable at January 28, 2006:

	Options Outstanding				Options Exercisable
Number of Options	Range of Exercise Prices per Option		Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price per Option	Number of Options	Weighted- Average Exercise Price per Option
901,248	$4.03	$5.96	7.9	$5.39	361,661	$5.40
2,902,445	5.97	7.48	9.4	7.22	148,904	6.66
813,283	7.49	8.99	8.1	8.37	239,820	8.58
551,266	9.00	11.94	5.2	10.35	539,655	10.36
378,632	11.95	15.87	5.7	14.48	349,683	14.52
744,345	15.88	26.95	5.1	19.47	729,420	19.51

6,291,219			7.94	$9.27	2,369,143	$12.62

Unexercised options to purchase Alloy, Inc. common stock held by our employees and outstanding on the effective date of the Spinoff were converted to options to acquire our common stock. The stock options, as converted, will assume the same vesting provisions, contractual life and other terms and conditions as the Alloy, Inc. options they replaced. The number of shares and exercise price of each converted stock option was adjusted so that each new option to purchase our common stock had the same ratio of exercise price per share to market value per share and the same aggregate difference between market value and exercise price as the Alloy, Inc. stock options so converted. No new measurement date occurred upon conversion.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

The components of the provision for income taxes consist of the following for the fiscal years ended:

	January 28, 2006	January 31, 2005	January 31, 2004
	(In thousands)
Current:
State	$119	$15	$—

Total current	119	15	—

Deferred:
State	—	—	655
Federal	—	—	1,804

Total deferred	—	—	2,459

Net income tax expense	$119	$15	$2,459

Included in the current year loss from discontinued operations was a $207,000 current federal income tax provision.

The difference between the total expected tax expense using the statutory rates of 34%, 34% and 35%, respectively and tax expense for the fiscal years ended:

	January 28, 2006	January 31, 2005	January 31, 2004
Computed expected tax (benefit) expense	(34)%	(34)%	(35)%
State taxes, net of federal benefit	13%	(6)%	(10)%
Goodwill impairment	0%	0%	26%
Change in future state tax rate	0%	24%	0%
All other individually less than 5%	1%	(1)%	0%
Change in valuation allowance	39%	17%	23%

Total expense	19%	0%	4%

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	January 28, 2006	January 31, 2005
	(In thousands)
Deferred tax assets:
Accruals and reserves	$4,672	$4,269
Plant and equipment	2,768	2,841
Other	—	732
Net operating loss carry forwards	16,191	17,033

Gross deferred tax assets	23,631	24,875
Valuation allowance	(20,740)	(21,367)

Total deferred tax assets	2,891	3,508

Deferred tax liabilities:
Identifiable intangible assets	(847)	(1,385)
Other	(2,044)	(2,123)

Total deferred tax liabilities	(2,891)	(3,508)

Net deferred tax assets	$—	$—

Prior to the completion of the Spinoff, we were included in Alloy, Inc.’s consolidated federal and certain state income tax groups for income tax purposes. For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $40 million at January 28, 2006 expiring through January 31, 2026. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes and may experience such future changes. In addition, the annual limitations may result in the expiration of net operating losses before utilization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments.

For the years ended January 28, 2006 and January 31, 2005, the valuation allowance decreased $627,000 and increased $700,000, respectively. For the year ended January 28, 2006, the change in the valuation allowance was a $244,000 increase related to continuing operations offset by a decrease in the valuation allowance related to items such as discontinued operations and additional paid-in-capital. As we continued to experience taxable losses for the year ended January 28, 2006, management maintains its position that it is not more-likely-than-not that the net deferred tax assets will be realized prior to expiration.

We have entered into a tax separation agreement with Alloy, Inc. in order to allocate the responsibilities for certain tax matters, among other matters (see note 14 to our financial statements).

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Related Party Transactions

Backstop Agreement

On May 31, 2005, Alloy, Inc. announced its plans to establish its direct marketing and retail store segments as a fully independent public company. This business, now known as dELiA*s, Inc., was separated from Alloy, Inc.’s media and marketing business via a distribution to Alloy, Inc.’s shareholders of all of the shares of dELiA*s, Inc. owned by Alloy, Inc. This distribution occurred on December 19, 2005. We have also executed a $20 million rights offering of our shares at an exercise price of $7.43 per share. On April 13, 2005, Alloy, Inc. entered into a letter agreement with MLF Investments LLC (“MLF Investments”), which is Alloy, Inc.’s largest shareholder and which became our largest shareholder immediately after the Spinoff and which is controlled by Matthew L. Feshbach, our Chairman of the Board, under which MLF Investments agreed to backstop the rights offering of dELiA*s, Inc. Under this agreement, MLF Investments agreed that it would, and cause its affiliates to, exercise all of the rights to be distributed to it and them in the rights offering and would purchase all shares of our common stock underlying the rights at the exercise price in such offering. Additionally, if, at the end of the period established in the rights offering for the exercise of the rights, were rights of other of our stockholders that remained unexercised, MLF Investments agreed that it would, directly or through one or more affiliated investment funds, purchase all of our common stock underlying all unexercised rights at the exercise price. In February 2006, MLF Investments purchased 621,220 shares of dELiA*s Inc. representing the shareholder’s unexercised rights for total proceeds of $4,838,565. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43.

Year-end Cash True Up

As part of the Spinoff, we had agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million, in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in the distribution agreement. Shortly after our 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006 and is subject to a final adjustment based on the completion of the fiscal 2005 year end audit.

Services and Revenues

Prior to the Spinoff, Alloy, Inc. in the past provided certain services to us including tax, treasury, legal, auditing, corporate development, risk management, regulatory, compensatory and other services. Identifiable costs and salaries that were specific to our business were directly allocated to our operating businesses. Costs incurred by Alloy, Inc. but not specifically attributable to our operating businesses have been allocated principally based on either dedicated headcount, estimates of time dedicated to the operating businesses or estimates of services used proportional to the operating businesses. Management believes the methods used to effect such allocations are reasonable.

In addition, we recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we entered into certain media

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services agreements with Alloy, Inc. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. The advertising reflected in our financial statements has been recorded in accordance with the terms of the media services agreement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase (Refer to note 2, “Summary of Significant Accounting Policies, Revenue Recognition”).

We believe that the charges and allocations described above are fair and reasonable and include the services necessary to operate our business on a stand alone basis. No adjustments are considered necessary for changes in costs for the services and agreements as management believes the aggregate net change in cost is unlikely to be material.

The following table summarizes the related party transactions:

	For the Fiscal Years Ended
	January 28, 2006	January 31, 2005	January 31, 2004
Revenue	$1,287	$1,323	$950

Expenses:
Finance	427	922	1,124
Information Technology	938	1,244	2,681
Legal	14	655	77
Insurance	854	637	404
Human Resources	11	11	246
Other	—	144	469

Total Expenses	$2,244	$3,613	$5,001

Net Transfers from (to) Alloy, Inc.

Alloy, Inc. has in the past provided financing to us through cash flows from its other operations and external capital raised. Although Alloy, Inc. did not charge interest on this financing, in the event interest had been charged, we estimate that interest expense on cash funding would have been $0, $613,000 and $134,000 for the fiscal years 2005, 2004 and 2003, respectively. In calculating the estimated interest expense, we utilized the interest rate on Alloy, Inc.’s Debentures of 5.375%.

This financing has been reflected as a component of net transfers from Alloy, Inc. in our consolidated statement of changes in divisional equity. Cash transfers have been reflected on our consolidated statements of cash flows. Under terms of the distribution agreement with Alloy, Inc. the net amount due from us to Alloy, Inc. at the closing date of the Spinoff has been classified as equity. Subsequent to the closing of the Spinoff, amounts due to Alloy, Inc. arising from transactions subsequent to that date have been and will continue to be settled in cash.

Included in the consolidated statements of cash flows are certain non-cash transfers from (to) Alloy, Inc. These relate to the contribution of the acquired businesses of Girlfriends LA, Old Glory and dELiA*s Corp., purchase accounting adjustments and asset transfers.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreements with Alloy, Inc.

Prior to the Spinoff, we and Alloy, Inc. entered into certain agreements that define our ongoing relationships after the Spinoff and to allocate tax, employee benefits and certain other liabilities and obligations arising from periods prior to the distribution date. These agreements are summarized below.

Distribution agreement. We entered into a distribution agreement with Alloy, Inc. providing for, among other things, the corporate transactions required to affect the Spinoff, the terms of and conditions to the Spinoff and other arrangements relating to the Spinoff. The distribution agreement also provides for certain mutual obligations in connection with the Spinoff, including indemnification obligations.

Tax Separation Agreement. We entered into a tax separation agreement with Alloy, Inc. in order to allocate the responsibilities for the payment of taxes for the pre-Spinoff periods arising out of certain tax matters. In addition, pursuant to the agreement, we agreed that we will not liquidate, dispose of a certain level of our assets within two years of the Spinoff, or take any other action which would cause the Spinoff to fail to qualify as a tax-free transaction, subject to certain specified exceptions. In addition, we also agreed, in certain circumstances, to indemnify Alloy, Inc. against any tax liability that is incurred as a result of the failure of the Spinoff to qualify as a tax-free transaction. The agreement allocates responsibilities for certain miscellaneous matters such as the filing of tax returns, maintenance of records, and procedures for handling certain audits and examinations.

Trademark and servicemark agreements. Alloy, Inc. entered into an agreement with us pursuant to which Alloy, Inc. agreed to transfer to us rights in and to certain trademarks and servicemarks used exclusively in our business. With respect to certain Alloy and CCS trademarks and service marks covering goods and services applicable to both of our businesses, we agreed with Alloy, Inc. that we and they will be joint owners by assignment of those marks. Thereafter, we and Alloy, Inc. have filed instruments with the United States Patent and Trademark Office (the “PTO”) to request that the PTO divide these jointly owned marks between us such that we each would own the registrations for those trademarks for the registration classes covering the goods and services applicable to our respective businesses. We have agreed to negotiate in good faith with Alloy, Inc. regarding terms of use of such jointly owned marks if the PTO denies our request to divide these marks.

Information Technology and Intellectual Property Agreement. We have entered into the following agreements with Alloy, Inc.:

Managed Services Agreement—Pursuant to a managed services agreement, Alloy, Inc. will provide us with website hosting, database management, data communication management, security and other managed services in support of our e-commerce webpages and applications.

Application Software License Agreement—Alloy, Inc. licensed to us the right to use its proprietary e-commerce software.

Professional Services Agreement—Alloy, Inc. provides us with technology-related professional services in three primary functional areas: software license support, database and list support services and other database services.

Media Services Agreement—We have entered into a media service agreement with Alloy, Inc. pursuant to which Alloy, Inc. has been appointed as our exclusive sales agent for the purpose of providing the following media and marketing-related services to us:

•	Internet Advertising.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Catalog Advertisements and Insertions.

•	Sampling.

•	Database Collection and Marketing.

OCM Call Center Agreement. Prior to the distribution, we and Alloy, Inc. entered into an agreement pursuant to which we will continue to provide certain call center services to On Campus Marketing, LLC, Collegiate Carpets, LLC, and Carepackages, LLC, which are indirect subsidiaries of Alloy, Inc.

15. Commitments and Contingencies

Leases

We lease dELiA*s retail stores, a call center, office space, storage space and certain computer equipment under non-cancelable operating leases with various expiration dates through 2016. As of January 28, 2006, future net minimum lease payments were as follows:

Fiscal Year:	Operating Leases
(in thousands)
2006	$9,321
2007	8,436
2008	8,081
2009	8,051
2010	6,314
Thereafter	12,798

Total minimum lease payments	$53,001

Most of the dELiA*s retail store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession, including any lease renewals deemed to be probable. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments.

Rent expense was approximately $10.1 million, $10.0 million and $3.8 million for the fiscal years 2005, 2004, and 2003, respectively. There were no contingent rent payments made during these periods.

With regard to costs required to complete new stores where build out had already begun as of January 28, 2006, such amount was approximately $1.8 million.

Sales Tax

At present, with respect to the Alloy and CCS catalogs, sales or other similar taxes are collected in respect of direct shipments of goods to consumers located in states where these operations have a physical presence or personal property. With respect to the dELiA*s catalogs, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or other personal property. However, various other states or foreign countries may seek to impose sales tax obligations on such shipments in the future. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of goods and services through the internet. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on our operations.

License Agreement

dELiA*s Brand LLC, a subsidiary of dELiA*s Corp., entered into a license agreement (the “License Agreement”) on February 24, 2003 with JLP Daisy LLC, (“JLP Daisy”). The License Agreement is for a term of ten years commencing on February 24, 2003 and ending January 31, 2013. The License Agreement grants JLP Daisy exclusive rights (except for our rights) to use the dELiA*s trademarks to advertise, promote and market the licensed products, and to sublicense to permitted sub-licensees the right to use the trademarks in connection with the manufacture, sale and distribution of the licensed products to approved wholesale customers. We maintain the right to approve sub-licensees, customers, advertising and marketing, quality control and samples.

At the end of the ten-year term, the License Agreement can be extended for one five-year term automatically if certain “extension standards” are met (as defined in the License Agreement). If such “extension standards” have not been met and monies advanced and a preferred return of 18% per annum have been recouped then there will be no extension. If monies advanced and/or preferred return have not been recouped, then at our option (i) the term can be extended up to five years but only until recoupment, or (ii) no extension is granted but JLP Daisy is paid the balance of any unrecouped monies advanced plus an annual preferred return of 6% on monies advanced to the extent not already received. We have held preliminary discussions with JLP Daisy about modifying the terms of the License Agreement, but to date no definitive agreement has been reached regarding such modifications. The License Agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. We have not recorded any amounts associated with the License Agreement.

Employment Agreements

On December 6, 2005, we entered into an employment agreement with Robert Bernard, our Chief Executive Officer. If Mr. Bernard is terminated without “cause” (as defined in the offer letter) prior to the second anniversary of the Spinoff, he will be entitled to receive severance equal to the total amount of salary payable to him through the second anniversary of the spinoff, plus, all unvested options previously granted to him immediately will vest. Mr. Bernard’s annual salary is set at $600,000. In addition, there are seven other executives of the Company with severance agreed to in employment agreements and offer letters depending on various circumstances that in total amounts to approximately $1.9 million.

Litigation

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005 dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. Briefs have been submitted to the Appellate Court and all proceeds in this matter are stayed pending the resolution of the appeal. While we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action, we could be liable for amounts in excess of $3.5 million.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the action set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

16. Segment Reporting

The Company’s executive management, being its chief operating decision makers, work together to allocate resources and assess the performance of the Company’s business. The Company’s executive management manages the Company as two distinct operating segments, direct marketing and retail stores. Although offering customers substantially similar merchandise, the Company’s direct and retail operating segments have distinct management, marketing and operating strategies and processes.

The Company’s executive management assesses the performance of each operating segment based on operating income/loss, which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, accounting, data processing, legal and human resources).

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs. Corporate and other assets include corporate headquarters, distribution and contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and capital expenditures are allocated to each reportable segment. The accounting

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policies of the segments are the same as those described in note 2. Reportable data for our reportable segments were as follows (reflects continuing operations only):

	Direct Marketing Segment	Retail Store Segment	Total(1)
	(In thousands)
Total Assets
January 28, 2006	$83,145	$28,265	$111,410
January 31, 2005	79,235	17,536	96,771
January 31, 2004	80,264	22,050	102,314
Capital Expenditures
January 28, 2006	$737	$10,917	$11,654
January 31, 2005	2,848	402	3,250
January 31, 2004	1,276	—	1,276
Depreciation and Amortization
January 28, 2006	$2,197	$2,796	$4,993
January 31, 2005	3,060	2,907	5,967
January 31, 2004	2,337	1,350	3,687
Goodwill
January 31, 2006	$40,204	$—	$40,204
January 31, 2005	40,204	—	40,204
January 31, 2004	43,616	—	43,616

	For the Fiscal Year Ended
	January 28, 2006	January 31, 2005	January 31, 2004
Net revenues:
Direct marketing(1)	$158,030	$135,297	$136,361
Retail store(1)	68,700	64,061	30,104

Total net revenues	226,730	199,358	166,465

Operating Income (loss):
Direct marketing	6,820	(560)	(62,278)
Retail store	(6,648)	(9,786)	(3,200)

Income (loss) from continuing operations before interest (income) expense and income taxes	172	(10,346)	(65,478)
Interest income (expense), net	(799)	(623)	(412)

(Loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$(627)	$(10,969)	$(65,890)

(1)	In fiscal 2003, includes dELiA*s results for the five months ended January 31, 2004.

Included in operating loss in fiscal 2003 are charges in the direct marketing segment of $50.6 million representing the impairment of goodwill, $731,000 representing future contractual exit costs related to the relocation of direct marketing fulfillment activities, $790,000 related to the impairment of indefinite-lived intangible assets and $198,000 for the impairment of long-lived assets.

Included in operating loss in fiscal 2004 is approximately $181,000 in charges representing the impairment of indefinite-lived intangible assets in the direct marketing segment.

Included in operating loss in fiscal 2005 are charges in the direct marketing segment of $522,000 related to the impairment of property and equipment and $367,000 related to the impairment of mailing lists. Also included in the operating loss in fiscal 2005 was a restructuring charge of $144,000 recorded in the direct marketing segment related primarily to an abandoned facility’s rent expense.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	For the Fiscal Year Ended January 28, 2006				For the Fiscal Year Ended January 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$44,665	$43,381	$60,318	$78,366	$40,532	$39,381	$48,820	$70,625
Gross profit	15,710	15,815	24,457	32,151	12,786	11,975	18,160	26,537
Total operating expenses	18,537	20,028	22,513	26,883	19,162	17,932	19,039	23,671
(Loss) income from continuing operations before interest income (expense) and income taxes	(2,827)	(4,213)	1,944	5,268	(6,376)	(5,957)	(879)	2,866
(Loss) income from continuing operations before cumulative effect of change in accounting principle	(2,942)	(4,346)	1,684	4,858	(6,505)	(6,038)	(1,114)	2,673
(Loss) income from discontinued business, net of taxes	(11,253)	192	—	(207)	(171)	213	747	823
Net (loss) income before cumulative effect of change in accounting principle	(14,195)	(4,154)	1,684	4,651	(6,676)	(5,825)	(367)	3,496
Cumulative effect of change in accounting principle(1)	1,702	—	—	—	—	—	—	—
Net (loss) income	$(12,493)	$(4,154)	$1,684	$4,651	$(6,676)	$(5,825)	$(367)	$3,496

Basic net (loss) earnings attributable to common stockholders per share
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.14)	$(0.20)	$0.07	$0.21	$(0.30)	$(0.28)	$(0.05)	$0.12
(Loss) income from discontinued operations, net of taxes	(0.52)	0.01	—	(0.01)	(0.01)	0.01	0.03	0.04
Cumulative effect of change in accounting principles	0.08	—	—	—	—	—	—	—

Basic net (loss) earnings attributable to common stockholders per share	$(0.58)	$(0.19)	$0.07	$0.20	$(0.31)	$(0.27)	$(0.02)	$0.16

Fully dilutive net (loss) earnings attributable to common stockholders per share
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.14)	$(0.20)	$0.06	$0.17	$(0.30)	$(0.28)	$(0.05)	$0.10
(Loss) income from discontinued operations, net of taxes	(0.52)	0.01	—	(0.01)	(0.01)	0.01	0.03	0.03
Cumulative effect of change in accounting principles	0.08	—	—	—	—	—	—	—

Fully dilutive net (loss) earnings attributable to common stockholders per share	$(0.58)	$(0.19)	$0.06	$0.16	$(0.31)	$(0.27)	$(0.02)	$0.13

(1)	Effective February 1, 2005, the Company changed its method of accounting for certain buying, warehousing and distribution costs. Prior to the change these costs were included as a period cost and expensed as incurred. These costs are now capitalized into inventory and have been reflected in the statement of operations in the first quarter of fiscal 2005 as a cumulative effect of change in accounting principle of $1.7 million.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

dELiA*s, Inc.

New York, New York

The audits referred to in our report dated April 11, 2006 relating to the consolidated financial statements of dELiA*s, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP

New York, New York

April 11, 2006

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(excluding discontinued operations)

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(In thousands)
Reserve for sales returns and allowances:
January 28, 2006	$1,010	$17,892	$17,536	$1,366
January 31, 2005	1,062	15,800	15,852	1,010
January 31, 2004	1,251	16,095	16,284	1,062

Reserve for inventory:
January 28, 2006	$6,032	$434	$1,526	$4,940
January 31, 2005	6,424	2,277	2,669	6,032
January 31, 2004	4,640	2,524	740	6,424

Valuation allowance for deferred tax assets:
January 28, 2006	$21,367	$—	$627	$20,740
January 31, 2005	20,667	700	—	21,367
January 31, 2004	—	20,667	—	20,667

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date: April 27, 2006	By:	/s/ ROBERT E. BERNARD
Robert E. Bernard
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW L. FESHBACH Matthew L. Feshbach	Chairman and Director	April 27, 2006

/s/ ROBERT E. BERNARD Robert E. Bernard	Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2006

/s/ WALTER KILLOUGH Walter Killough	Chief Operating Officer and Director	April 27, 2006

/s/ CARTER EVANS Carter Evans	Director	April 27, 2006

/s/ PETER D. GOODSON Peter D. Goodson	Director	April 27, 2006

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 27, 2006

/s/ JOHN HOLOWKO John Holowko	Chief Financial Officer (Principal Accounting Officer)	April 27, 2006

INDEX TO EXHIBITS

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.27 hereto) (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.1	dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No.
333-128153)).

10.4	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.5	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.6	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7	Registration Rights Agreement dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone.

10.8	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.9	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.10	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

1

10.11	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.12	Call Center Services Agreement, dated as of December 19, 2005, between AMG Direct, LLC and On Campus Marketing, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.13	Managed Services Agreement, dated as of December 19, 2005 between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.14	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.15	Professional Services Agreement, dated as of December 19, 2005, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.16	Form of Media Services Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.17	401(k) Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.17.1*	401(k) Agreement (supplanting and replacing Exhibit 10.17).

10.18	Lease Agreement dated May 3, 1995 between dELiA*s Group Inc. (f/k/a dELiA*s Inc.) and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the “Lease Agreement”); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to the dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Registration Statement on Form S-1 filed January 25, 1999 (Registration No. 333-15153)).

10.18.1	Agreement dated April 4, 1997 between dELiA*s Group Inc. f/k/a dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Annual Report on Form 10-K filed on April 28, 1997).

10.18.2	Agreement dated October 7, 1997 between dELiA*s Group Inc. f/k/a dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Quarterly Report on Form 10-Q filed on December 5, 1977).

10.19	Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated October 14, 2004 (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.19.1	Letter Agreement dated December 6, 2005, by and between Wells Fargo Retail Finance II, LLC and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.19.2	Letter Agreement dated December 6, 2005, by and among Wells Fargo Retail Finance II, LLC, dELiA*s Assets Corp. and the other borrowers and guarantors under that certain Amended and Restated Loan and Security Agreement, dated as of October 14, 2004 (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

2

10.20	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.21	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.22	Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy, Inc., Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corp. and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.22.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corp. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.5	Third Amendment to Construction Loan Agreement, dated as of December 16, 2005, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company, with the joinder of dELiA*s Corp. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.22.6	Continuing Guaranty, dated as of December 16, 2005, by and among dELiA*s, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference from dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.23	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.24	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.25	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.26	Offer Letter, dated as of November 21, 2005, by and between dELiA*s, Inc. and John Holowko (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

3

10.27	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy, Inc. Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.28	Media Services Agreement, dated as of February 15, 2006, between dELiA*s, Inc. and Alloy, Inc., (incorporated by reference from the dELiA*s Form 8-K filed on February 21, 2006).

18.1*	Letter from BDO Seidman, LLP regarding change in accounting principle

21	Subsidiaries of dELiA*s, Inc. as of December 8, 2005 (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

23.1*	Consent of BDO Seidman, LLP

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

*	Filed herewith.

4