Form 10-Q
period 2006-04-29
dELiAs, Inc.
filed 2006-06-13
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, or accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated” in Rule 12b-2 of the Exchange Act.    ☐  Large Accelerated Filer    ☐  Accelerated Filer,    ☒  Non-accelerated Filer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 7 , 2006, the registrant had 26,386,775 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, INC.

dELiA*s, Inc.

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 29, 2006	January 28, 2006
	(unaudited)
ASSETS
Current Assets:

Cash and cash equivalents	$30,126	$2,523
Inventories, net	23,727	25,832
Prepaid catalog costs	3,188	3,621
Due from Alloy, Inc.	—	8,155
Other current assets	4,185	2,943

Total current assets	61,226	43,074
Property and equipment, net	27,821	24,886
Goodwill	40,204	40,204
Intangible assets, net	2,713	2,763
Other non-current assets	875	483

Total assets	$132,839	$111,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable	$14,547	$13,422
Current portion of mortgage note payable	136	106
Accrued expenses and other current liabilities	23,149	23,998

Total current liabilities	37,832	37,526
Deferred credits and other long term liabilities	4,454	3,781
Long-term portion of mortgage note payable	2,518	2,574

Total liabilities	44,804	43,881

Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.001 par value; 100,000,000 shares authorized; 26,344,920 and 23,520,474 shares issued and outstanding, respectively	26	24
Additional paid-in capital	92,121	70,397
Accumulated deficit	(4,112)	(2,892)

Total stockholders’ equity	88,035	67,529

Total liabilities and stockholders’ equity	$132,839	$111,410

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Quarter Ended
	April 29, 2006	April 30, 2005
	(unaudited)	(unaudited)
Net revenues	$51,870	$44,665
Cost of goods sold	32,230	28,955

Gross profit	19,640	15,710

Selling, general and administrative expenses	20,988	18,537

Loss from continuing operations before interest (income) expense and income taxes	(1,348)	(2,827)
Interest (income) expense, net	(48)	115

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,300)	(2,942)
(Benefit) provision for income taxes	(80)	—

Loss from continuing operations before cumulative effect of change in accounting principle	(1,220)	(2,942)
Loss from discontinued business, net of taxes	—	(11,253)

Loss before cumulative effect of change in accounting principle	(1,220)	(14,195)
Cumulative effect of change in accounting principle	—	1,702

Net loss	$(1,220)	$(12,493)

Basic and diluted net loss per share of common stock:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.05)	$(0.14)
Loss from discontinued operations, net of taxes	—	(0.52)
Cumulative effect of change in accounting principle	—	0.08

Basic and diluted net loss attributable to common stockholders per share	$(0.05)	$(0.58)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	25,636,187	21,472,661

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Value
Balance January 29, 2006	23,520,474	$24	$70,397	$(2,892)	$67,529
Shares issued pursuant to exercise of stock options	132,656	—	952		952
Shares issued pursuant to rights offering, net of expenses	2,691,790	2	19,791	—	19,793
Adjustment to the reclassification of divisional equity to Common stock and additional paid-in-capital	—	—	686	—	686
Stock based compensation	—	—	295	—	295
Net loss	—	—	—	(1,220)	(1,220)

Balance April 29, 2006	26,344,920	$26	$92,121	$(4,112)	$88,035

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended
	April 29, 2006	April 30, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,220)	$(12,493)
Less: Loss from discontinued operations	—	(11,253)
Less: Cumulative effect of change in accounting principle	—	1,702

Loss from continuing operations	(1,220)	(2,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	295
Depreciation and amortization	1,254	1,306
Non-cash management fees from Alloy, Inc.	—	72
Changes in operating assets and liabilities
Inventories	2,105	3,066
Prepaid catalog costs and other current assets	(617)	961
Other non-current assets	102	18
Accounts payable, accrued expenses, and other current liabilities	949	(6,765)
Net impact of discontinued operations	—	(324)

Net cash provided by (used in) operating activities	2,868	(4,608)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(4,139)	(1,155)
Net impact of discontinued operations	—	(41)

Net cash used in investing activities	(4,139)	(1,196)

CASH FLOWS FROM FINANCING ACTIVITIES:

Due from Alloy Inc.	8,155
Payment of mortgage note payable	(26)	(20)
Proceeds from rights offering, net of expenses	19,793	—
Proceeds from exercise of employee stock options	952	—
Net cash transfers from Alloy, Inc.	—	2,886
Net impact of discontinued operations	—	964

Net cash provided by financing activities	28,874	3,830

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,603	(1,974)
CASH AND CASH EQUIVALENTS, beginning of period	2,523	6,503

CASH AND CASH EQUIVALENTS, end of period	$30,126	$4,529

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:

Cash paid during the period for:

Interest	$46	$76
Income taxes	—	—
Net non-cash transfers from Alloy, Inc.	$686	$1,021

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005. The accompanying financial information for the periods ended April 29, 2006 and April 30, 2005 is unaudited.

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

Private Placement and Rights Offering

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a registration statement including a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, had agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remain unsold upon completion of the rights offering at the same $7.43 subscription price per share. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s, Inc. common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006 MLF Investments LLC purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000 and was recorded in additional paid in capital. The rights offering was completed in February 2006 with total net proceeds to dELiA*s Inc. of $19.8 million.

Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements of dELiA*s Inc., at April 29, 2006 and April 30, 2005 and for the three month period ended April 29, 2006 and April 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the dELiA*s Inc. Form 10K. Our consolidated financial information for the quarter ended April 29, 2006 and April 30, 2005 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements for the quarter ended April 30, 2005 have been derived from the accounting records of Alloy, Inc. principally representing the retail store and direct marketing segments, using the historical results of operations and historical bases of assets and liabilities that we own and the businesses that we operate as a result of the Spinoff. Dan’s Competition, LLC (whose name we subsequently changed to “DC Restructuring, LLC” and who we sometimes refer to as “DCR”) historically reported in the direct marketing segment has been reflected as a discontinued operation in the consolidated financial statements (see note 3 to our financial statements).

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

2. Summary of Significant Accounting Policies

Fiscal Year

Effective December 19, 2005, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to January 31st. Our annual accounting period ends on the Saturday nearest to January 31st. We refer to the fiscal year ended January 31, 2004 as “fiscal 2003,” to the fiscal year ended January 31, 2005 as “fiscal 2004,” and to the fiscal year ending January 28, 2006 as “fiscal 2005.” The quarter ended April 30, 2005 represented an 89 day period, while the quarter ended April 28, 2006 represented a 91 day period. The change in fiscal year end did not materially impact our results of operations or year-over-year comparisons.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of April 29, 2006 and January 28, 2006 were approximately $956,000, and $340,000, respectively.

Interest Income (Expense), Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the three months ended April 29, 2006 was $190,000. Interest expense for the three months ended April 29, 2006 and April 30, 2005 was $142,000 and $115,000, respectively.

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

Employee Stock-Based Compensation

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the first quarter ended April 29, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the first quarter ended April 29, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 29, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The Company recorded stock-based compensation expense of $295,000 related to employee stock options under SFAS No. 123(R) included in Selling, General and Administrative expense in the Company’s Statement of Operations for the quarter ended April 29, 2006.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted average fair value of stock options granted during the quarter ended April 29, 2006 was $3.60. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Quarter Ended April 29, 2006
Dividend yield	0.0%
Risk-free interest rate	4.31%
Expected life (in years)	4
Historical volatility	48.0%

Prior to the adoption of SFAS No. 123(R) on January 29, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

Except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements prior to the adoption of SFAS No. 123(R). Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three months ended April 30, 2005 would have decreased to the pro forma amount presented below.

Quarter Ended April 30, 2005
Net income as reported	$(12,493)
Deduct: Pro forma stock-based compensation cost	(223)

Pro forma net loss	$(12,716)

Basic and Fully Diluted loss per common share:
As reported	$(0.58)

Pro forma	$(0.59)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 29, 2006	6,291,219	$9.27
Options granted	252,300	8.93
Options exercised	(132,656)	7.18
Options cancelled	(80,843)	10.02

Options outstanding at April 29, 2006	6,330,020	$9.29

Options exercisable at April 29, 2006	2,516,985	$12.18

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at April 29, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.03-$5.96	835,147	7.64	$5.36	439,857	$5.34
$5.97-$7.48	2,846,601	9.21	7.24	186,292	7.73
$7.49-$8.99	1,018,277	8.29	8.47	324,467	8.53
$9.00-$11.94	532,857	5.06	10.39	498,597	10.41
$11.95-$15.87	372,720	5.21	14.48	350,199	14.50
$15.88-$26.95	724,418	4.60	19.54	717,573	19.56

	6,330,020	7.74	$9.29	2,516,985	$12.18

A summary of the status of the Company’s nonvested shares as of January 28, 2006, and changes during the first quarter ended April 29, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 29, 2006	3,843,156	$1.18
Granted	252,300	$3.60
Vested	(234,364)	$2.38
Cancelled	(48,057)	$2.16

Nonvested Shares at April 29, 2006	3,813,035	$1.27

As of April 29, 2006, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 12 months.

In connection with the completion of the Spinoff, outstanding Alloy, Inc. stock options and restricted shares held by persons who were not or did not become employees of ours were converted into adjusted options to purchase Alloy, Inc. common stock and new options and restricted shares of our common stock. We issued 3,131,583 options and 98,792 shares of restricted stock in respect to such Alloy, Inc employees who remained with Alloy, Inc. after the Spinoff. We also converted outstanding Alloy, Inc. stock options held by persons who were our employees at the time of the Spinoff, or became our employees after the Spinoff into 956,118 dELiA*s, Inc. options. These amounts were determined based on the relative market values of our and Alloy, Inc. common stock following the Spinoff so that each replacement dELiA*s, Inc. stock option will have the same aggregate intrinsic value and the same ratio of the exercise price per share to the market value per share as the Alloy, Inc. stock option it replaced. Vesting provisions, option terms and other terms and conditions of the replaced Alloy, Inc. options remain unchanged.

Warrants and Convertible Debentures

As of November 30, 2005, Alloy, Inc. had outstanding warrants to purchase 1,326,309 shares in the aggregate of Alloy, Inc. common stock that were issued to certain purchasers of (i) Alloy, Inc. common stock in a private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such warrant otherwise is exercisable and one-half that number of shares, or 663,155 shares of our common stock. We have agreed with Alloy, Inc. that we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants were unaffected by the Spinoff.

As described in note 1, MLF received, as compensation for its backstop commitment ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Alloy, Inc. currently has outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). At the time of the Spinoff, the outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market values of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. We expect that this conversion of such shares may occur in the near term. When this transactions occurs it will be recorded as a component of stockholders’ equity and will not have an impact on the statement of operations.

Recently Issued Accounting Pronouncements

The following pronouncements impact our financial statements as discussed below:

The Company has adopted SFAS No. 123R on January 29, 2006, using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options beginning as of January 29, 2006. The Company will use the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The Company is continuing to evaluate the requirements of SFAS No. 123R. The Company currently expects that the adoption of SFAS No. 123R will result in an increase in compensation expense for fiscal 2006 of approximately $1.0 million.

Change in Accounting Principle

Effective February 1, 2005, the Company changed its method of accounting for certain buying, warehousing and distribution costs. Prior to this change, the Company had included such expenses as period expenses. Beginning in fiscal 2005, such costs have been capitalized as inventory costs. The Company believes that the capitalization of these expenses provides a better measurement of the costs incurred to put merchandise in a position to be sold to our customers. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, changes in accounting policy are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of February 1, 2005 have been reflected in the first quarter of fiscal 2005 consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $1.7 million. The pro forma effect of application of the change to prior years’ net loss and net loss per share amounts is not significant.

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

The total loss on the disposition of the related net assets, which was accounted for in our first fiscal quarter of 2005, was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. The results of operations of DCR have been classified as discontinued operations. The discontinued operations generated revenue of $4.2 million and net loss of approximately $11.3 million for the three months ended April 30, 2005.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment (net) consisted of the following:

	April 29, 2006	January 28, 2006
Construction in progress	$2,824	$1,111
Computer equipment	4,524	4,516
Machinery and equipment	4,459	4,239
Office furniture and fixtures	5,063	5,063
Leasehold improvements	18,837	16,639
Building	6,221	6,221
Land	500	500

	42,428	38,289
Less: accumulated depreciation and amortization	(14,607)	(13,403)

	$27,821	$24,886

Depreciation and amortization expense related to property and equipment was approximately $1.2 million and $1.2 million for the fiscal quarters ended April 29, 2006 and April 30, 2005, respectively.

5. Intangible Assets

Our acquired intangible assets were as follows:

	April 29, 2006		January 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$64	$78	$63
Non-competition agreements	390	253	390	237
Websites	689	656	689	631
Leasehold interests	190	80	300	182

	$1,347	$1,053	$1,457	$1,113

Non-amortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.8 years. The amortization expense related to the three months ended April 29, 2006 and April 30, 2005 was approximately $50,000 and $119,000, respectively. As of April 29, 2006 the estimated remaining amortization expense through January 31, 2007 and each of the next four fiscal years is approximately $103,000, $93,000, $68,000, $30,000 and $0, respectively.

6. Restructuring Charges

As part of the dELiA*s Corp. acquisition, which was completed during the third quarter of fiscal 2003, we recorded a $6.5 million restructuring liability. At the time, we were contractually obligated to pay certain termination costs to three executives of dELiA*s Corp. We estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, we estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, we recorded an approximate $2.6 million decrease to dELiA*s Corp.-related restructuring liability and a corresponding adjustment to goodwill. As of April 29, 2006 and January 28, 2006, a $1.1 million accrual remains to cover future contractual obligations, of which $140,000 was classified as short term.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Credit Facility

At the time of Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003, dELiA*s Corp. had in place a credit agreement with Wells Fargo Retail Finance, LLC (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s Corp., then a wholly owned subsidiary of Alloy Inc., entered into an Amended Loan Agreement (the “Loan Agreement”) with Wells Fargo Retail Finance II, LLC. The Loan Agreement consisted of a secured revolving line of credit that permitted borrowings up to $20 million. As of April 29, 2006 and January 28, 2006, there were no outstanding balances under the Loan Agreement.

In a related agreement, Alloy, Inc. had entered into a make whole agreement with Wells Fargo (the “Make Whole Agreement”) pursuant to which Alloy, Inc. agreed, among other things, to ensure that the “excess availability” as defined was at all times greater than or equal to $2.5 million. If excess availability was to have fallen below the $2.5 million minimum, Alloy, Inc. would have been required to take such steps as it may have determined to cause the excess availability to equal or exceed $2.5 million. Prior to the Spinoff, we negotiated an amendment to the Loan Agreement to, among other things, eliminate the Make Whole Agreement and any Alloy, Inc. obligations related to the Loan Agreement. Wells Fargo has fully released Alloy, Inc. from all obligations, duties, and liabilities under the Make Whole Agreement.

At April 29, 2006, the unused available credit under the Loan Agreement was $5.3 million. Also as of April 29, 2006, approximately $4.5 million, of letters of credit were outstanding under the Loan Agreement.

On May 17, 2006, dELiA*s, Inc. and certain of its wholly owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”). The Restated Credit Facility is a secured revolving credit facility that the Company may draw upon for working capital and capital expenditure requirements and has an initial credit limit of $25 million. The Restated Credit Facility may also be used for letters of credit up to an aggregate amount of $10 million.

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit, however, requires the Company to pay an origination fee of .20% of the amount of the increase. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The initial term of the Restated Credit Facility is three years, and the interest rate is the prime rate announced from time to time by Wells Fargo Bank, N.A. or the LIBOR rate, plus the applicable margins, as set forth in the Restated Credit Facility.

Funds are available under the Restated Credit Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Restated Credit Facility, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Restated Credit Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million).

In addition to dELiA*s, Inc., borrowers under the Restated Credit Facility include Alloy Merchandise, LLC, dELiA*s Assets Corp., Skate Direct, LLC, dELiA*s Group, Inc., dELiA*s Operating Company and dELiA*s Retail Company, all of which are wholly owned subsidiaries of dELiA*s, Inc. The Restated Credit Facility is guaranteed by dELiA*s Distribution Company, iTurf Finance Company, dELiA*s Properties Inc. and AMG Direct, LLC, all of which are wholly owned subsidiaries of dELiA*s, Inc., and is secured by substantially all of the assets of the Company and such guarantors.

The Restated Credit Facility contains various affirmative and negative covenants given by the Company and contains certain limitations on, among other things, the annual amount of capital expenditures the Company may make and the number of new stores that the Company can open each year.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	April 29, 2006	January 28, 2006
Accrued sales tax	$1,980	$1,826
Credits due to customers	11,151	10,840
Allowance for sales returns	965	1,366
Accrued restructuring costs	140	140
Other	8,913	9,826

	$23,149	$23,998

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

dELiA*s Corp. was in compliance with the modified covenant for the first quarter ended April 29, 2006 As of April 29, 2006 the current and long-term mortgage note payable balance was $136,000 and $2.5 million, respectively. The mortgage loan is secured by the distribution facility and related property.

10. Related Party Transactions

Backstop Agreement

On May 31, 2005, Alloy, Inc. announced its plans to establish its direct marketing and retail store segments as a fully independent public company. This business, now known as dELiA*s, Inc., was separated from Alloy, Inc.’s media and marketing business via a distribution to Alloy, Inc.’s shareholders of all of the shares of dELiA*s, Inc. owned by Alloy, Inc. This distribution occurred on December 19, 2005. We have also executed a $20 million rights offering of our shares at an exercise price of $7.43 per share. Refer to note 1 Private Placement and Rights Offering for a description of the backstop agreement.

Year-end Cash True Up

As part of the Spinoff, we had agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million, in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in the distribution agreement. Shortly after our 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006.

Services and Revenues

Prior to the Spinoff, Alloy, Inc provided certain services to us including tax, treasury, legal, auditing, corporate development, risk management, regulatory, compensatory and other services. Identifiable costs and salaries that were specific to our business were directly allocated to our operating businesses. Costs incurred by Alloy, Inc. but not specifically attributable to our operating businesses have been allocated principally based on either dedicated headcount, estimates of time dedicated to the operating businesses or estimates of services used proportional to the operating businesses. Management believes the methods used to effect such allocations are reasonable.

In addition, we recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we entered into certain media services agreements with Alloy, Inc. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. The advertising reflected in our financial statements has been recorded in accordance with the terms of the media services agreement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase (Refer to note 2, “Summary of Significant Accounting Policies, Revenue Recognition”).

We believe that the charges and allocations described above are fair and reasonable and include the services necessary to operate our business on a stand alone basis. No adjustments are considered necessary for changes in costs for the services and agreements as management believes the aggregate net change in cost is unlikely to be material.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the related party transactions:

	For the Quarter Ended
	April 29, 2006	April 30, 2005
Revenue	$322	$234

Expenses:
Finance	—	122
Information Technology	303	227
Legal	—	4
Insurance	—	244
Human Resources	—	3
Other	—	—

Total Expenses	$303	$600

Net Transfers from Alloy, Inc.

Alloy, Inc. has in the past provided financing to us through cash flows from its other operations and external capital raised. Although Alloy, Inc. did not charge interest on this financing, in the event interest had been charged, we estimate that interest expense on cash funding would have been $193,000 for the fiscal quarter ended April 30, 2005. In calculating the estimated interest expense, we utilized the interest rate on Alloy, Inc.’s Debentures of 5.375%.

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

In the first quarter of fiscal 2006, we recorded an adjustment to the reclassification of divisional equity to common stock and additional paid in capital. The adjustment of $686,000 related to a prepaid insurance policy paid by Alloy Inc. that related to the dELiA*s Inc. business.

Included in the consolidated statements of cash flows are certain non-cash transfers from Alloy, Inc. These relate primarily to asset transfers.

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

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs. Corporate and other assets include corporate headquarters, distribution and contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and capital expenditures are allocated to each reportable segment. The accounting policies of the segments are the same as those described in note 2. Reportable data for our reportable segments were as follows:

	Direct Marketing Segment	Retail Store Segment	Total
		(In thousands)
Total Assets

April 29, 2006	$95,698	$37,141	$132,839
January 28, 2006	83,145	28,265	111,410
Capital Expenditures

April 29, 2006	$352	$3,787	$4,139
January 28, 2006	737	10,917	11,654
Depreciation and Amortization

April 29, 2006	$450	$804	$1,254
April 30, 2005	569	737	1,306
Goodwill

April 29, 2006	$40,204	$—	$40,204
January 28, 2006	40,204	—	40,204

	For the Quarter Ended
	April 29, 2006	April 30, 2005
Net revenues:

Direct marketing	$37,131	$31,178
Retail store	14,739	13,487

Total net revenues	51,870	44,665

Operating Income (loss):

Direct marketing	1,735	(523)
Retail store	(3,083)	(2,304)

Loss from continuing operations before interest (income) expense and income taxes	(1,348)	(2,827)
Interest (income) expense, net	(48)	115

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	$(1,300)	$(2,942)

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward Looking Statements” and elsewhere in this report.

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

The accompanying consolidated financial statements include the operations, assets and liabilities of Alloy, Inc.’s direct marketing and retail store segments’ merchandise business. dELiA*s, Inc. formerly was an indirect, wholly-owned subsidiary of Alloy, Inc. The Spinoff was completed as of December 19, 2005. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments. By virtue of the completion of the Spinoff, Alloy, Inc. does not own any of our outstanding shares of common stock. In addition, we entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff. One such agreement relates to Alloy Inc.’s convertible debentures. Alloy Inc. currently has outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). At the time of the Spinoff, the outstanding Debentures were convertible into 8,274,628 shares of Alloy Inc, common stock. As a result of the Spinoff, the Debentures will be converted into 8,274,628 shares of Alloy Inc common stock (before consideration of a subsequent reverse stock split by Alloy, Inc) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. We expect that the conversion may occur in the near term and accordingly we filed a registration statement with the SEC to register shares that may be issued in connection with the conversion of the debentures.

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning it had agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $19.8 million of net proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565 pursuant to the backstop agreement . Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43.

Goals

We believe that focusing on our core brands and implementing the following initiatives should lead to profitable growth and improved results from operations.

•	Delivering low—to mid single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low—to mid single digit top-line growth in direct marketing, through targeted circulation increases in productive mailing segments;

•	Exiting our outlet business without material cost and monitoring and opportunistically closing underperforming stores;

•	Improving gross profit margins by 50 to 100 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more heavily and reduce our reliance on non apparel;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

•	Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, targeted replenishment, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing square footage by 15% to 20% in years after 2006, net of closures.

dELiA*s, Inc.

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

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•	comparable store sales, defined as year-over-year sales for a store that has been open at least one year and its square footage has not been expanded or reduced by more than 25% within the past year;

•	store metrics such as sales per gross square foot, average retail price per unit sold, average transaction values, store contribution margin, (defined as store gross profit less direct costs of running the store), and average units per transaction;

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and cost of goods available per average square foot (COGAS); and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	April 29, 2006	April 30, 2005
STATEMENTS OF OPERATIONS DATA:

Total revenues	100.0%	100.0%
Cost of goods sold	62.1	64.8
Gross profit	37.9	35.2
Operating expenses:

Selling, general and administrative expenses	40.5	41.5
Total operating expenses	40.5	41.5
Loss from continuing operations before interest income (expense) and income taxes	(2.6)	(6.3)
Interest (income) expense, net	0.1	(0.3)
Loss from continuing operations before income taxes	(2.5)	(6.6)
(Benefit) provision for income taxes	(0.2)	0.0
Loss from continuing operations	(2.4)	(6.6)
Loss from discontinued business, net of taxes	0.0	(25.2)
Net loss before cumulative effect of change in accounting principle	(2.4)	(31.8)
Cumulative effect of change in accounting principle	0.0	3.8
Net loss	(2.4)%	(28.0)%

dELiA*s, Inc.

Quarter Ended April 29, 2006 Compared with the Quarter Ended April 30, 2005

Revenues

Total Revenues. Total revenues increased 16.1% to $51.9 million in the quarter ended April 29, 2006 from $44.7 million in the quarter ended April 30, 2005. Revenue increases in the retail segment were driven primarily through new store sales, while increased catalog circulation resulted in higher sales volume in the direct segment.

Direct Marketing Revenues. Direct marketing revenues increased 19.1% to $37.1 million in the quarter ended April 29, 2006 from $31.2 million in the quarter ended April 30, 2005. A 14.6% increase in circulation combined with a continued improvement in initial fulfillment generated the sales improvement.

Retail Store Revenues. Retail store revenues increased 9.3% to $14.7 million for the quarter ended April 29, 2006 from $13.5 million for the quarter ended April 30, 2005. The increase in retail store revenue is primarily due to eight additional stores open period over period. The first quarter comparable store sales for premiere, non outlet, stores decreased 7.1%. The decrease, in part, was a result of a planned reduction in non-apparel merchandise. The more relevant issue, however, was a fashion shift that occurred in girl’s apparel. That shift resulted in flat comparable sales of apparel products versus the year-ago level. As a result of the fashion shift, we initially approached our investment in inventory levels cautiously during the quarter. While this approach did assist the Company in maintaining gross margins, it impacted our ability to improve same store sales. While we were pleased to have limited our exposure to markdowns, we need to improve our processes for executing plans in response to changing merchandise trends and to build a more effective buying and planning structure. We finished the quarter with apparel inventories below our plan and lower than the prior year’s quarter on a COGAS and average store basis. This trend will continue into June with July inventories expected to be at the required levels.

The following tables set forth select operating data in connection with the revenues of our Company:

	For the Quarter Ended
	4/29/2006	4/30/2005
Channel Net Sales:
Retail	$14,739	$13,487
Direct:
Catalog	10,964	10,441
Internet	26,167	20,737

	$51,870	$44,665

Catalogs Mailed	20,753	18,105

Number of Stores:
Beginning of period	59	55
Premiere Stores Opened	4	0
Premiere Stores Closed	0	0
Outlets Closed	0	0

End of Period	63	55

Total Gross Sq. Ft @ End of Period	234.4	200.5

Total Gross Sq. Ft @ End of Period – Premiere (1)	226.6	180.1

(1)	Premiere stores are full price, non-outlet stores

Gross Profit

Total Gross Profit. Gross profit for the quarter ended April 29, 2006 was $19.6 million or 37.9% as compared to $15.7 million or 35.2% in the quarter ended April 30, 2005.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended April 29, 2006 was $16.3 million or 43.9% as compared to $12.8 million or 41.1% for the quarter ended April 30, 2005. Merchandise margins in all three lifestyle brands improved period over period.

Retail Store Gross Profit. Retail store gross profit for the quarter ended April 29, 2006 was $3.3 million compared with $2.9 million for the quarter ended April 30, 2005, an increase of approximately $441,000 or 15.2%. As a percentage of revenues, gross profit increased from 21.5% in the quarter ended April 30, 2005 to 22.6% in the quarter ended April 29, 2006. Increased merchandise margins and seasonally current inventory resulted in higher product margins. This was offset in part by the negative impact of the comparable store sales decrease on store occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of total revenues, our total selling, general and administrative expense decreased from 41.5% in the quarter ended April 30, 2005 to 40.5% in the quarter ended April 29, 2006. In total, selling, general and administrative expenses increased 13.2 % from $18.5 million in the quarter ended April 30, 2005 to $21.0 million in the quarter ended April 29, 2006. In addition to the variable expenses associated with the increase in revenue, such as store payroll costs and catalog production costs, a $295,000 charge for stock based compensation associated with the implementation of FAS 123R in the current quarter and additional costs associated with operating as a public company contributed to the increase.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased 9.2 % from $13.3 million in the quarter ended April 30, 2005 to $14.6 million in the quarter ended April 29, 2006. The increase was primarily due to increased catalog expenses associated with a 14.6% increase in circulation.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $6.4 million in the quarter ended April 29, 2006, up from $5.2 million in the quarter ended April 30, 2005. The increase was primarily due to store operating expenses, such as payroll, associated with the eight additional stores open period over period.

dELiA*s, Inc.

Loss from Continuing Operations.

Total Loss from Continuing Operations. Our loss from continuing operations before interest income (expense) and income taxes was $1.3 million in the first quarter of fiscal 2006 as compared to a loss of 2.8 million in the first quarter of fiscal 2005.

Direct Marketing income (loss) from Operations. Direct marketing income from operations was $1.7 million for the quarter ended April 29, 2006 versus a loss of $523,000 for the quarter ended April 30, 2005. Increased revenues and improved margins facilitated the improvement.

Retail Store Loss from Operations. Our loss from retail store operations was $3.1 million for the quarter ended April 29, 2006 while our loss from operations was $2.3 million for the quarter ended April 30, 2005. The increased loss was driven primarily by the deleveraging due to the comparable store sales decline versus the year-ago quarter.

Interest Income (Expense), Net

We recorded net interest income of $48,000 in the quarter ended April 29, 2006 and net interest expense of $115,000 in the quarter ended April 30, 2005. Interest income was earned from cash balances in money market accounts provided primarily through the rights offering in the quarter. Interest expense is related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax Benefit (Expense)

Our income tax benefit reflects our anticipated annual effective tax rate for our continuing operations. We recorded an income tax benefit of $80,000 in the fiscal quarter ended April 29, 2006, resulting from an anticipated benefit from consolidating operating losses for the period.

Loss from Discontinued Operations

Loss from Discontinued Operations. Our loss from discontinued operations was $11.3 million for the quarter ended April 30, 2005. There was no comparable loss from discontinued operations in 2006.

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

Liquidity and Capital Resources

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning he agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $19.8 million of net proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565 pursuant to the backstop agreement. Excluding MLF, approximately 90% of the rights were exercised.

As part of the Spinoff, we had agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million, in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in the distribution agreement. Shortly after our 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006.

At the time of Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003, dELiA*s Corp. had in place a credit agreement with Wells Fargo (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s Corp. entered into an Amended Loan Agreement (the “Loan Agreement”) with Wells Fargo. The Loan Agreement consisted of a secured revolving line of credit that permitted borrowing’s up to $20 million.

dELiA*s, Inc.

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

On May 17, 2006, dELiA*s, Inc. and certain of its wholly owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”). The Restated Credit Facility is a secured revolving credit facility that the Company may draw upon for working capital and capital expenditure requirements and has an initial credit limit of $25 million. The Restated Credit Facility may also be used for letters of credit up to an aggregate amount of $10 million.

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit, however, requires the Company to pay an origination fee of .20% of the amount of the increase. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The initial term of the Restated Credit Facility is three years, and the interest rate is the prime rate announced from time to time by Wells Fargo Bank, N.A. or the LIBOR rate, plus the applicable margins, as set forth in the Restated Credit Facility.

Funds are available under the Restated Credit Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Restated Credit Facility, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Restated Credit Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million).

The Restated Credit Facility contains various affirmative and negative covenants given by the Company and contains certain limitations on, among other things, the annual amount of capital expenditures the Company may make and the number of new stores that the Company can open each year.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 40% of our merchandise payables are factored. The credit extended by these factors is backstopped by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduces the line of credit available to us under our Loan Agreement. At April 29, 2006, the unused available credit under the Loan Agreement was $5.3 million. Also as of April 29, 2006 approximately $4.5 million of letters of credit were outstanding under the Loan Agreement.

Net cash provided by operating activities was $2.9 million in the quarter ended April 29, 2006 compared with net cash used in operating activities of $4.6 million in the quarter ended April 30, 2005. The cash provided by operating activities in the first quarter of 2006 was due primarily to increased operating profits in the direct marketing segment and reduced inventory levels.

Cash used in investing activities was $4.1 million in the quarter ended April 29, 2006. Cash used in investing activities was $1.2 million in the quarter ended April 30, 2005. The $4.1 million was primarily due to capital expenditures associated with the construction of our new retail stores. Four new stores were opened in the quarter and an additional seven were under construction.

Cash provided by financing activities was $ 28.9 million in the quarter ended April 29, 2006, primarily related to $19.8 million of net proceeds from the sale of stock in the rights offering and $952,000 of proceeds from the exercise of stock options. An additional $8.2 was received from Alloy Inc. associated with the settlement of a cash true-up as defined in our distribution agreement. Cash provided by financing activities in the quarter ended April 30, 2005 was $ 3.8 million.

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

With respect to fiscal 2006 cash flows from operations and capital expenditures, we expect that in fiscal 2006 our capital expenditures will exceed our cash flows from operations by approximately $8-9 million. We also expect as a result of our seasonal business, borrowings under our credit facility will occur beginning with the second quarter and continuing into the fourth quarter with a goal of no borrowings under our facility at the end of fiscal 2006. Further, we expect our capital expenditures related to our retail store expansion, net of landlord contributions, combined with other capital projects related to systems and planning initiatives, to be approximately $16-17 million. We expect our current cash balance, cash flow from operations and availability under our credit facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond that time frame, if we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flows from operations are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our then current stockholders. If financing is not available when required or is not available on

dELiA*s, Inc.

acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Contractual Obligations

The following table presents our significant contractual obligations as of April 29, 2006 (in thousands):

Contractual Obligations		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage Loan Agreement Principal(1)	$2,654	136	2,518		—
Interest on Mortgage Loan(1)	432	186	246		—
Operating Lease Obligations(2)	66,629	10,375	18,858	16,741	20,655
Purchase Obligations(3)	30,874	30,874	—	—	—
Future Severance-Related Payments(4)	2,207	385	1,822	—	—

Total	$102,796	$41,956	$23,444	$16,741	$20,655

(1)	Our mortgage loan agreement is related to the purchase of a distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores.
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(4)	Our future severance-related payments primarily consist of a severance agreement and a non-competition agreement with a former employee of dELiA*s Corp.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 10 to our financial statements). In connection with the Spinoff, we entered into a media services agreement with Alloy, Inc. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $322,000 and $234,000 for the first fiscal quarters of 2006 and 2005, respectively.

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

dELiA*s, Inc.

Catalog costs expensed for the first fiscal quarters of 2006 and 2005 were approximately $6.8 million and $6.3 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill that previously was amortized to earnings is no longer amortized, but is periodically tested for impairment.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Recent Accounting Pronouncements

As a result of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004),” which became effective for us beginning with the first quarter of fiscal 2006, share-based payments granted in future periods will increase compensation expense that would otherwise have been recognized in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees,” and outstanding unvested options will result in additional compensation expense that otherwise would only have been recognized on a pro-forma basis. Accordingly, our results of operations in future periods may be adversely affected by this additional stock-based compensation expense. We have described the impact anticipated from the adoption of certain new accounting pronouncements in note 2 to the consolidated financial statements.

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

Alloy Inc. currently has outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). At the time of the Spinoff, the outstanding Debentures were convertible into 8,274,628 shares of Alloy Inc, common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy Inc common stock (before consideration of a subsequent reverse stock split by Alloy, Inc) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures.

We do not maintain any other off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

dELiA*s, Inc.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 29, 2006, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures, as such terms is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures, no matter how well designed and implemented, can only provide reasonable, not absolute, assurance that the goals of such controls and provisions are met.

dELiA*s, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. The risk factor below was disclosed on the Form 10-K and has been updated to provide option information as of April 29, 2006.

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

As of April 29, 2006, we had outstanding options, of which 2,516,985 were vested, to purchase 6,330,020 shares of common stock at a weighted average exercise price of $12.19 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. These options generally vest over a four period. Our stockholders will experience dilution as these stock options are exercised.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the “Spinoff” and the related distribution of common stock and subscription rights, the Company’s Registration Statement under Form S-1 (Registration number 333-128153) was deemed effective on December 12, 2005. The total net proceeds from the rights offering was approximately $19.8 million. Proceeds are being used to fund the costs and expenses of our retail store expansion plan and to provide funding for general corporate purposes. As of April 29, 2006, we have used approximately $4.1 million of the proceeds.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

dELiA*s, Inc.

Item 6. Exhibits

(A)	Exhibits

10.1	Media Services Agreement between Alloy, Inc. and dELiA*s, Inc., dated February 15, 2006 (incorporated by reference to Current Report on Form 8-K, filed February 21, 2006).

10.2	Second Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, as lender, and dELiA*s, Inc., as lead borrower and agent for the other borrowers named within, dated May 17, 2006 (incorporated by reference to Current Report on Form 8-K, filed May 23, 2006).

31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*

31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.

dELiA*s, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, Inc.

Date: June 13, 2006	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: June 13, 2006	By:	/s/ John Holowko
John Holowko
Chief Financial Officer

EXHIBIT INDEX

(A)	Exhibits

10.1	Media Services Agreement between Alloy, Inc. and dELiA*s, Inc., dated February 15, 2006 (incorporated by reference to Current Report on Form 8-K, filed February 21, 2006).

10.2	Second Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, as lender, and dELiA*s, Inc., as lead borrower and agent for the other borrowers named within, dated May 17, 2006 (incorporated by reference to Current Report on Form 8-K, filed May 23, 2006).

31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*

31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.