Form 10-Q
period 2006-07-29
dELiAs, Inc.
filed 2006-09-12
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

As of September 8, 2006, the registrant had 26,578,810 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, INC.

dELiA*s, Inc.

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2006	January 28, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,198	$2,523
Inventories, net	33,401	25,832
Prepaid catalog costs	3,726	3,621
Due from Alloy, Inc.	—	8,155
Other current assets	6,040	2,943

Total current assets	65,365	43,074
Property and equipment, net	32,952	24,886
Goodwill	40,204	40,204
Intangible assets, net	2,664	2,763
Other non-current assets	875	483

Total assets	$142,060	$111,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,835	$13,422
Bank loan payable	6,132	—
Current portion of mortgage note payable	134	106
Accrued expenses and other current liabilities	25,391	23,998

Total current liabilities	49,492	37,526
Deferred credits and other long term liabilities	4,635	3,781
Long-term portion of mortgage note payable	2,487	2,574

Total liabilities	56,614	43,881

Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.001 par value; 100,000,000 shares authorized; 26,381,987 and 23,520,474 shares issued and outstanding, respectively	26	24
Additional paid-in capital	92,661	70,397
Accumulated deficit	(7,241)	(2,892)

Total stockholders’ equity	85,446	67,529

Total liabilities and stockholders’ equity	$142,060	$111,410

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 31, 2005	July 29, 2006	July 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$48,851	$43,381	$100,721	$88,046
Cost of goods sold	31,274	27,566	63,504	56,521

Gross profit	17,577	15,815	37,217	31,525

Selling, general and administrative expenses	21,059	19,139	42,047	37,676
Impairment of long lived asset	—	889	—	889
Total operating expenses	21,059	20,028	42,047	38,565

Loss from continuing operations before interest (income) expense and income taxes	(3,482)	(4,213)	(4,830)	(7,040)
Interest (income) expense, net	(110)	133	(158))	248

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(3,372)	(4,346)	(4,672)	(7,288)
(Benefit) provision for income taxes	(243)	—	(323)	—

Loss from continuing operations before cumulative effect of change in accounting principle	(3,129)	(4,346)	(4,349)	(7,288)
Income (loss) from discontinued business, net of taxes	—	192	—	(11,061)

Loss before cumulative effect of change in accounting principle	(3,129)	(4,154)	(4,349)	(18,349)
Cumulative effect of change in accounting principle	—	—	—	1,702

Net loss	$(3,129)	$(4,154)	$(4,349)	$(16,647)

Basic and diluted net loss per share of common stock:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.12)	(0.20)	$(0.17)	$(0.33)
Income (loss) from discontinued operations, net of taxes	—	0.01	—	(0.51)
Cumulative effect of change in accounting principle	—	—	—	0.08

Basic and diluted net loss attributable to common stockholders per share	$(0.12)	$(0.19)	$(0.17)	$(0.76)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	26,374,270	22,309,736	26,007,105	21,898,135

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Value
Balance January 29, 2006	23,520,474	$24	$70,397	$(2,892)	$67,529
Shares issued pursuant to exercise of stock options	169,723		1,242		1,242
Shares issued pursuant to rights offering, net of expenses	2,691,790	2	19,757		19,759
Adjustment to the reclassification of divisional equity to Common stock and additional paid-in-capital			686		686
Stock based compensation			579		579
Net loss				(4,349)	(4,349)

Balance July 29, 2006	26,381,987	$26	$92,661	$(7,241)	$85,446

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	July 29, 2006	July 31, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,349)	$(16,647)
Less: Loss from discontinued operations	—	(11,061)
Less: Cumulative effect of change in accounting principle	—	1,702

Loss from continuing operations	(4,349)	(7,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	579	—
Depreciation and amortization	2,754	2,527
Loss on disposal of assets	100	—
Impairment of long-lived assets	—	889
Non-cash management fees from Alloy, Inc.	—	145
Changes in operating assets and liabilities
Inventories	(7,569)	(4,766)
Prepaid catalog costs and other current assets	(3,010)	(1,087)
Other non-current assets	102	47
Accounts payable, accrued expenses, and other current liabilities	6,660	(606)
Net impact of discontinued operations	—	170

Net cash used in operating activities	(4,733)	(9,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,821)	(3,234)
Proceeds from sale of discontinued operations	—	13,148
Net impact of discontinued operations	—	(41)

Net cash (used in) provided by investing activities	(10,821)	9,873

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from Alloy Inc.	8,155
Payment of mortgage note payable	(59)	(57)
Net borrowings under line of credit agreement	6,132	3,922
Proceeds from rights offering, net of expenses	19,759	—
Proceeds from exercise of employee stock options	1,242	—
Net cash transfers from Alloy, Inc.	—	(6,384)
Net impact of discontinued operations	—	55

Net cash provided by (used in) financing activities	35,229	(2,464)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,675	2,560
CASH AND CASH EQUIVALENTS, beginning of period	2,523	6,503

CASH AND CASH EQUIVALENTS, end of period	$22,198	$3,943

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Cash paid during the period for:
Interest	$145	$176
Income taxes	26	—
Net non-cash transfers from Alloy, Inc.	$686	$1,021

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005. The accompanying financial information for the periods ended July 29, 2006 and July 31, 2005 is unaudited.

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

Private Placement and Rights Offering

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a registration statement including a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remain unsold upon completion of the rights offering at the same $7.43 subscription price per share. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s, Inc. common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006 MLF Investments LLC purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000 and were recorded in additional paid in capital. The rights offering was completed in February 2006 with total net proceeds to dELiA*s Inc. of $19.8 million.

Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements of dELiA*s Inc., at July 29, 2006 and July 31, 2005 and for the three and six month periods ended July 29, 2006 and July 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the dELiA*s Inc. Form 10K. Our consolidated financial information for the quarter ended July 29, 2006 and July 31, 2005 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Consolidated Financial Statements for the quarter ended July 31, 2005 have been derived from the accounting records of Alloy, Inc. principally representing the retail store and direct marketing segments, using the historical results of operations and historical bases of assets and liabilities that we own and the businesses that we operate as a result of the Spinoff. Dan’s Competition, LLC (whose name we subsequently changed to “DC Restructuring, LLC” and who we sometimes refer to as “DCR”) historically reported in the direct marketing segment has been reflected as a discontinued operation in the consolidated financial statements (see note 3 to our financial statements).

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

2. Summary of Significant Accounting Policies

Fiscal Year

Effective December 19, 2005, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to January 31st. Our annual accounting period ends on the Saturday nearest to January 31st. We refer to the fiscal year ended January 31, 2004 as “fiscal 2003,” to the fiscal year ended January 31, 2005 as “fiscal 2004,” and to the fiscal year ending January 28, 2006 as “fiscal 2005.” The three and six month period ended July 31, 2005 represented a 92 and 181 day period, while the three and six month period ended July 29, 2006 represented a 91 and 182 day period. The change in fiscal year end did not materially impact our results of operations or year-over-year comparisons.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of dELiA*s, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of July 29, 2006 and January 28, 2006 were approximately $2.6 million, and $340,000, respectively.

Interest( Income) Expense, Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the three and six months ended July 29, 2006 was 249,000 and 439,000, respectively. Interest expense for the three and six months ended July 29, 2006 and July 31, 2005 was $139,000 and $281,000 and 133,000 and 248,000, respectively.

Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128 “Earnings Per Share.” To determine the shares outstanding for the Company for the periods prior to the Distribution, Alloy, Inc.’s weighted average number of shares is multiplied by the distribution ratio of one share of dELiA*s Inc. common stock for every two shares of Alloy, Inc. common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, restricted shares and convertible debentures. The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented, dilutive earnings per share calculations do not differ from basic earnings per share.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year. The Consolidated Financial Statements as of and for the three and six month period ended July 29, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income. Stock-based compensation recognized in the Consolidated Statement of Income for the first quarter ended July 29, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 29, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The Company recorded stock-based compensation expense of $284,000 related to employee stock options under SFAS No. 123(R) included in Selling, General and Administrative expense in the Statement of Operations for the quarter ended July 29, 2006 and $579,000 for the six-month period ended July 29, 2006.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted average fair value of stock options granted during the quarter ended July 29, 2006 was $3.60. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended July 29, 2006
Dividend yield	0.0%
Risk-free interest rate	5.0%
Expected life (in years)	4.0
Historical volatility	48.0%

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

Except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the Consolidated Financial Statements prior to the adoption of SFAS No. 123(R). Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three and six month ended July 31, 2005 would have decreased to the pro forma amount presented below.

	For the Three Months Ended July 31, 2005	For the Six Months Ended July 31, 2005
Net income as reported	$(4,154)	$(16,647)
Deduct: Pro forma stock-based compensation cost	(173)	(396)

Pro forma net loss	$(4,327)	$(17,043)

Basic and Fully Diluted loss per common share:
As reported	$(0.19)	$(0.76)

Pro forma	$(0.19)	$(0.78)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 29, 2006	6,291,219	$9.27
Options granted	382,800	8.82
Options exercised	(169,723)	7.29
Options cancelled	(352,911)	13.04
Options outstanding at July 29, 2006	6,151,385	$9.09
Options exercisable at July 29, 2006	2,571,864	$11.42

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at July 29, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.03 - $5.96	802,351	7.41	$5.36	459,902	$5.36
$5.97 - $7.48	2,818,109	8.97	7.25	413,747	6.98
$7.49 - $8.99	1,109,494	8.21	8.45	339,889	8.50
$9.00 - $11.94	456,409	5.21	10.34	401,647	10.35
$11.95 - $15.87	346,207	5.20	14.48	340,713	14.48
$15.88 - $26.95	618,815	4.55	19.52	615,966	19.53

	6,151,385	7.69	$9.09	2,571,864	$11.42

A summary of the status of the Company’s nonvested shares as of January 28, 2006, and changes during the six month period ended July 29, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 29, 2006	3,829,925	$1.65
Granted	382,800	$3.76
Vested	(546,854)	$2.33
Cancelled	(86,350)	$2.13

Nonvested Shares at July 29, 2006	3,579,521	$1.82

As of July 29, 2006, there was $ 1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 12 months.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market values of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On August 30, 2006, 179,106 shares of dELiA*s, Inc. common stock were issued in connection with the convertible debentures. We expect further conversion of such shares from time to time in the near term. As these transactions occur it will be recorded as a component of stockholders’ equity and will not have an impact on the statement of operations.

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact that adopting FIN No. 48 will have, if any, on its financial position, cash flows and results of operations.

Change in Accounting Principle

Effective February 1, 2005, we changed the method of accounting for certain buying, warehousing and distribution costs. Prior to this change, the Company had included such expenses as period expenses. Beginning in fiscal 2005, such costs have been capitalized as inventory costs. We believe that the capitalization of these expenses provides a better measurement of the costs incurred to put merchandise in a position to be sold to our customers. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes “, changes in accounting policy are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of February 1, 2005 have been reflected in the first quarter of fiscal 2005 consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $1.7 million. The pro forma effect of application of the change to prior years’ net loss and net loss per share amounts is not significant.

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

The total loss on the disposition of the related net assets, which was accounted for in our first fiscal quarter of 2005, was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. The results of operations of DCR have been classified as discontinued operations. The discontinued operations generated revenue of $1.5 million and $5.7 million and a net income (loss) of approximately $0.2 million and $(11.1) million for the three months and six months ended July 31, 2005.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment (net) consisted of the following:

	July 29, 2006	January 28, 2006
Construction in progress	$4,383	$1,111
Computer equipment	4,765	4,516
Machinery and equipment	4,645	4,239
Office furniture and fixtures	5,903	5,063
Leasehold improvements	21,907	16,639
Building	6,221	6,221
Land	500	500

	48,324	38,289
Less: accumulated depreciation and amortization	(15,372)	(13,403)

	$32,952	$24,886

Depreciation and amortization expense related to property and equipment was approximately $1.5 million and $1.1 million for the fiscal quarters ended July 29, 2006 and July 31, 2005, respectively and $2.7 million and $2.3 million for the six months ended July 29, 2006 and July 31, 2005, respectively.

5. Intangible Assets

Our acquired intangible assets were as follows:

	July 29, 2006		January 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$65	$78	$63
Non-competition agreements	390	268	390	237
Websites	689	681	689	631
Leasehold interests	190	88	300	182
	$1,347	$1,102	$1,457	$1,113
Non-amortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.8 years. The amortization expense related to the three and six months ended July 29, 2006 was approximately $50,000 and $99,000, respectively and $119,000 and $238,000, for the three and six months ended July 31, 2005, respectively. As of July 29, 2006 the estimated remaining amortization expense through February 3, 2007 and each of the next four fiscal years is approximately $62,000, $93,000, $68,000, $22,000 and $0, respectively.

6. Restructuring Charges

As part of the dELiA*s Corp. acquisition, which was completed during the third quarter of fiscal 2003, we recorded a $6.5 million restructuring liability. At the time, we were contractually obligated to pay certain termination costs to three executives of dELiA*s Corp. We estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, we estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, we recorded an approximate $2.6 million decrease to dELiA*s Corp.-related restructuring liability and a corresponding adjustment to goodwill. As of July 29, 2006 and January 28, 2006, a $1.1 million accrual remains to cover future contractual obligations, of which $140,000 was classified as short term.

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

At July 29, 2006, the unused available credit under the Loan Agreement was $7.0 million. Also as of July 29, 2006, approximately $4.5 million, of letters of credit were outstanding under the Loan Agreement.

The Restated Credit Facility contains various affirmative and negative covenants given by the Company and contains certain limitations on, among other things, the annual amount of capital expenditures the Company may make and the number of new stores that the Company can open each year.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	July 29, 2006	January 28, 2006
Accrued sales tax	$2,299	$1,826
Credits due to customers	11,162	10,840
Allowance for sales returns	1,223	1,366
Accrued restructuring costs	140	140
Other	10,567	9,826

	$25,391	$23,998

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

dELiA*s Corp. was in compliance with the modified covenant for the quarter ended July 29, 2006. As of July 29, 2006 the current and long-term mortgage note payable balance was $134,000 and $2.5 million, respectively. The mortgage loan is secured by the distribution facility and related property.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, we recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arrange these advertising services on our behalf through a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we entered into certain media services agreements with Alloy, Inc. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. The advertising reflected in our financial statements has been recorded in accordance with the terms of the media services agreement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase (Refer to note 2, “Summary of Significant Accounting Policies, Revenue Recognition”).

We believe that the charges and allocations described above are fair and reasonable and include the services necessary to operate our business on a stand alone basis. No adjustments are considered necessary for changes in costs for the services and agreements as management believes the aggregate net change in cost is unlikely to be material.

The following table summarizes the related party transactions:

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 31, 2005	July 29, 2006	July 31, 2005
Revenue	$309	$308	$631	$584

Expenses:
Finance		122		244
Information Technology	303	227	606	455
Legal		4		8
Insurance		244		488
Human Resources		3		6
Other

Total Expenses	$303	$600	$606	$1,201

Net Transfers from Alloy, Inc.

Alloy, Inc. has in the past provided financing to us through cash flows from its other operations and external capital raised. Although Alloy, Inc. did not charge interest on this financing, in the event interest had been charged, we estimate that interest expense on cash funding would have been $135,000 for the six months ended July 31, 2005. In calculating the estimated interest expense, we utilized the interest rate on Alloy, Inc.’s Debentures of 5.375%.

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

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Litigation

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005 dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. Briefs have been submitted to the Appellate Court and all proceeds in this matter are stayed pending the resolution of the appeal. While we believe we have a valid defense, we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action. Litigation is inherently unpredictable and we could be liable for amounts in excess of $3.5 million.

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

	Direct Marketing Segment	Retail Store Segment	Total
		(In thousands)
Total Assets
July 29, 2006	$93,160	$48,900	$142,060
January 28, 2006	83,145	28,265	111,410
Capital Expenditures
July 29, 2006	$792	$10,029	$10,821
January 28, 2006	737	10,917	11,654
Depreciation and Amortization
July 29, 2006	$891	$1,863	$2,754
July 31, 2005	1,240	1,287	2,527
Goodwill
July 29, 2006	$40,204	$—	$40,204
January 28, 2006	40,204	—	40,204

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 31, 2005	July 29, 2006	July 31, 2005
Net revenues:
Direct marketing	$33,891	$29,202	$71,022	$60,380
Retail store	14,960	14,179	29,699	27,666

Total net revenues	48,851	43,381	100,721	88,046

Operating income (loss):
Direct marketing	938	(1,604)	2,673	(2,128)
Retail store	(4,420)	(2,609)	(7,503)	(4,912)

Loss from continuing operations before interest (income) expense and income taxes	(3,482)	(4,213)	(4,830)	(7,040)
Interest (income) expense, net	(110)	133	(158)	248

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	$(3,372)	$(4,346)	$(4,672)	$(7,288)

13. Subsequent Event

On August 14, 2006, dELiA*s, Inc. entered into a Lease with Matana LLC to lease part of the 9th floor and the entire 10th floor at 50 West 23 rd Street, New York, New York (the “Lease”). The premises will house the Company’s principal executive offices. Pursuant to the Lease, the premises will consist of approximately 52,220 square feet and the Lease will be effective on the later of September 1, 2006 and the date the landlord delivers vacant and exclusive possession with landlord’s work substantially complete. It is expected the premises will be delivered on or about September 1, 2006 with six months’ free rent from the date of delivery. The term of the Lease is ten years from the rent commencement date. The base annual fixed rent for the first year after the rent commencement date is $1,671,040 subject to a 2.5% compounded fixed annual increase for each following year and subject to a two dollar per square foot increase in the base annual fixed rent commencing in the sixth year as set forth in the Lease. Pursuant to the terms of the Lease, the landlord is providing a tenant improvement allowance of an amount not to exceed (i) $1,827,700 in connection with certain initial alterations and (ii) an additional $40,000 in connection with certain other construction costs. The Company expects to move into the premises in March 2007.

The lease covering the Company’s existing principal executive offices, currently located at 435 Hudson Street, New York, New York, will expire on March 31, 2007. The Company determined to enter into the new Lease as a result of its inability to reach an agreement with the landlord for the Hudson Street premises on acceptable renewal terms of its current lease.

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

The accompanying consolidated financial statements include the operations, assets and liabilities of Alloy, Inc.’s direct marketing and retail store segments’ merchandise business. dELiA*s, Inc. formerly was an indirect, wholly-owned subsidiary of Alloy, Inc. The Spinoff was completed as of December 19, 2005. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments. By virtue of the completion of the Spinoff, Alloy, Inc. does not own any of our outstanding shares of common stock. In addition, we entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff. One such agreement relates to Alloy Inc.’s convertible debentures. At the time of the Spin-Off Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be converted into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On August 30, 2006 179,106 shares of dELiA*s, Inc. common stock were issued in connection with the convertible debentures. We expect further conversion from time to time in the near term and accordingly we filed a registration statement with the SEC to register shares that may be issued in connection with the conversion of the debentures.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Delivering low—to mid single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low—to mid single digit top-line growth in direct marketing, through targeted circulation increases in productive mailing segments;

•	Exiting our outlet business without material cost and monitoring and opportunistically closing underperforming stores;

•	Improving gross profit margins by 50 to 100 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more heavily and reduce our reliance on non apparel;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

•	Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, targeted replenishment, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing square footage by 25% in years after 2006, net of closures.

We expect that growth in our retail stores business, which represented 30.3% of our total net sales in fiscal 2005, will be the key element of our overall growth strategy. Our current expectation is to grow our premier stores’ gross square footage by approximately 33% in fiscal 2006 and approximately 25% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350–400 stores, in part by utilizing our databases to identify new stores sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•	comparable store sales, defined as year-over-year sales for a store that has been open at least one year and its square footage has not been expanded or reduced by more than 25% within the past year;

•	store metrics such as sales per gross square foot, average retail price per unit sold, average transaction values, store contribution margin, (defined as store gross profit less direct costs of running the store), and average units per transaction;

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and cost of goods available per average square foot (COGAS); and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

dELiA*s, Inc.

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 31, 2005	July 29, 2006	July 31, 2005
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.0	63.5	63.0	64.2
Gross profit	36.0	36.5	37.0	35.8
Operating expenses:
Selling, general and administrative expenses	43.1	44.1	41.8	42.8
Total operating expenses	43.1	46.2	41.8	43.8
Loss from continuing operations before interest income (expense) and income taxes	(7.1)	(9.7)	(4.8)	(8.0)
Interest (income) expense, net	(0.2)	0.3	(0.2)	0.2
Loss from continuing operations before income taxes	(6.9)	(10.0)	(4.6)	(8.2)
(Benefit) provision for income taxes	(0.5)	—	(0.3)	—
Loss from continuing operations	(6.4)	(10.0)	(4.3)	(8.2)
Income (Loss) from discontinued business, net of taxes	—	0.4	—	(12.6)
Net loss before cumulative effect of change in accounting principle	(6.4)	(9.6)	(4.3)	(20.8)
Cumulative effect of change in accounting principle	—	—		1.9
Net loss	(6.4)%	(9.6)%	(4.3)%	(18.9)%

Quarter Ended July 29, 2006 Compared with the Quarter Ended July 31, 2005

Revenues

Total Revenues. Total revenues increased 12.6% to $48.9 million in the quarter ended July 29, 2006 from $43.4 million in the quarter ended July 31, 2005. Revenue increases in the retail segment were driven primarily through new store sales, while an increase in initial fill rates resulted in higher sales volume in the direct segment.

Direct Marketing Revenues. Direct marketing revenues increased 16.1% to $33.9 million in the quarter ended July 29, 2006 from $29.2 million in the quarter ended July 31, 2005. Increased demand combined with a continued improvement in initial fulfillment generated the sales improvement.

Retail Store Revenues. Retail store revenues increased 5.5% to $15.0 million for the quarter ended July 29, 2006 from $14.2 million for the quarter ended July 31, 2005. The increase in retail store revenue is primarily due to fourteen additional stores opened period over period. The second quarter comparable store sales for premiere, non outlet, stores decreased 18.3%. The decrease, in part, was a result of a planned reduction in non-apparel merchandise. Non apparel merchandise sales on a comparable same store basis decreased approximately 35%. Going forward, the impact of this planned reduction will be minimal. In addition, as a result of planning and execution issues we finished the end of the first quarter with apparel inventory significantly below our plan. At April 29, 2006 inventory levels were 19% lower than the prior year’s quarter in units on an average store basis. This trend continued until our back to school floor set in July. We finished the quarter with inventories at the appropriate levels.

The following tables set forth select operating data in connection with the revenues of our Company:

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 31, 2005	July 29, 2006	July 31, 2005
Channel Net Sales:
Retail	$14,960	$14,179	$29,699	$27,666
Direct:
Catalog	9,310	10,366	20,273	20,803
Internet	24,581	18,836	50,749	39,577
	$48,851	$43,381	$100,721	$88,046
Catalogs Mailed	16,465	16,533	37,218	34,638
Number of Stores:
Beginning of period	63	55	59	55
Stores Opened	8	2	12	2
Stores Closed	2	2	2	2
End of Period	69	55	69	55
Total Gross Sq. Ft @ End of Period	259.9	201.3	259.9	201.3

Total Gross Sq. Ft @ End of Period – Premiere (1)	252.1	184.2	252.1	184.2

(1)	Premiere stores are full price, non-outlet stores

dELiA*s, Inc.

Gross Profit

Total Gross Profit. Gross profit for the quarter ended July 29, 2006 was $17.6 million or 36.0% as compared to $15.8 million or 36.5% in the quarter ended July 31, 2005.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended July 29, 2006 was $14.8 million or 43.8% as compared to $12.8 million or 43.7% for the quarter ended July 31, 2005. Increased sales activity in both primary and clearance books drove gross profit dollars. Margin rates on clearance items were brought into alignment with historical levels negating the impact of improvements realized in full priced books, and leaving inventory at seasonally current levels.

Retail Store Gross Profit. Retail store gross profit for the quarter ended July 29, 2006 was $2.7 million compared with $3.0 million for the quarter ended July 31, 2005, a decrease of approximately $284,000. As a percentage of revenues, gross profit decreased from 21.5% in the quarter ended July 31, 2005 to 18.4% in the quarter ended July 29, 2006. Increased merchandise margins and seasonally current inventory resulted in higher product margins. This was offset by the negative impact of the comparable store sales decrease on store occupancy costs. In addition, lease accounting for new stores opened in the period impacted gross profit by approximately $234,000 or 1.6%.

Operating Expenses

Total Selling, General and Administrative. As a percentage of total revenues, our total selling, general and administrative expense decreased from 44.1% in the quarter ended July 31, 2005 to 43.1% in the quarter ended July 29, 2006. In total, selling, general and administrative expenses increased 10.0 % from $19.1 million in the quarter ended July 31, 2005 to $21.1 million in the quarter ended July 29, 2006. In addition to the variable expenses associated with the increase in revenue, such as store payroll costs and catalog production costs, a $284,000 charge for stock based compensation associated with the implementation of FAS 123R in the 2006 and additional costs associated with operating as a public company contributed to the increase.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased 3% from $13.5 million in the quarter ended July 31, 2005 to $13.9 million in the quarter ended July 29, 2006. As a percentage of net revenues direct marketing selling, general, and administrative expense decreased from 46.2% in the second quarter of 2005 to 41% in the second quarter of 2006 primarily from increased sales on relatively flat circulation.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $7.2 million in the quarter ended July 29, 2006, up from $5.7 million in the quarter ended July 31, 2005. As a percentage of net revenue retail selling, general, and administrative expenses increased from 39.9% in the second quarter of 2005 to 47.9% in the second quarter of 2006. The increase related to deleveraging due to the comparable store sales decline and costs associated with new store openings.

Loss from Continuing Operations.

Total Loss from Continuing Operations. Our loss from continuing operations before interest (income) expense and income taxes was $3.5 million in the second quarter of fiscal 2006 as compared to a loss of $4.2 million in the second quarter of fiscal 2005.

Direct Marketing income (loss) from Operations. Direct marketing income from operations was $938,000 for the quarter ended July 29, 2006 versus a loss of $1.6 million for the quarter ended July 31, 2005. Increased revenues and improved margins facilitated the improvement.

Retail Store Loss from Operations. Our loss from retail store operations was $4.4 million for the quarter ended July 29, 2006 while our loss from operations was $2.6 million for the quarter ended July 31, 2005. The increased loss was driven primarily by the deleveraging due to the comparable store sales decline versus the year-ago quarter.

Interest (Income) Expense, Net

We recorded net interest income of $110,000 in the quarter ended July 29, 2006 and net interest expense of $133,000 in the quarter ended July 31, 2005. Interest income was earned from cash balances in money market accounts provided primarily through the rights offering. Interest expense is related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax (Benefit) Expense

Our income tax benefit reflects our anticipated annual effective tax rate for our continuing operations. We recorded an income tax benefit of $243,000 in the fiscal quarter ended July 29, 2006, resulting from an anticipated benefit from consolidated operating losses for the period.

Income from Discontinued Operations

Incomes from Discontinued Operations. Income from discontinued operations was $192,000 for the quarter ended July 31, 2005. There was no comparable income from discontinued operations in 2006.

Six Months ended July 29, 2006 compared with Six Months ended July 31, 2005

Revenues

Total Revenues. Total revenues increased 14.4% to $100.7 million in the six months ended July 29, 2006 from $88.0 million in the six months ended July 31, 2005. Revenue increases in the retail segment were driven primarily through new store sales, while increased catalog circulation resulted in higher sales volume in the direct segment.

dELiA*s, Inc.

Direct Marketing Revenues. Direct marketing revenues increased 17.6% to $71.0 million in the six months ended July 29, 2006 from $60.4 million in the six months ended July 31, 2005. A 7.4% increase in circulation combined with a continued improvement in initial fulfillment generated the sales improvement.

Retail Store Revenues. Retail store revenues increased 7.3% to $29.7 million for the six months ended July 29, 2006 from $27.7 million for the six months ended July 31, 2005. The increase in retail store revenue is primarily due to fourteen additional stores open period over period. The first six months comparable store sales for premiere, non outlet, stores decreased 12.6%. The decrease, in part, was a result of a planned reduction in non-apparel merchandise. In addition, as a result of a planning and execution issue we operated during the first and second quarter with apparel inventory levels significantly below our plan. At April 29, 2006 inventory levels were 19% lower than the prior year’s quarter in units on an average store basis. The trend continued until our back to school floor set in July. We finished the six months with apparel inventories at the appropriate levels.

Gross Profit

Total Gross Profit. Gross profit for the six months ended July 29, 2006 was $37.2 million or 37.0% as compared to $31.5 million or 35.8% in the six months ended July 31, 2005.

Direct Marketing Gross Profit. Direct marketing gross profit for the six months ended July 29, 2006 was $31.1 million or 43.8% as compared to $25.6 million or 42.4% for the six months ended July 31, 2005. Increased revenue associated with the increased catalog circulation drove the gross profit dollar increase. Improved product and shipping and handling margins contributed to the gross profit Percentage improvement.

Retail Store Gross Profit. Retail store gross profit for the six months ended July 29, 2006 was $6.1 million compared with $5.9 million for the six months ended July 31, 2005, an increase of approximately $139,000. As a percentage of revenues, gross profit decreased from 21.5% in the six months ended July 31, 2005 to 20.5% in the six months ended July 29, 2006. Increased merchandise margins and seasonally current inventory resulted in higher product margins. This was offset by the negative impact of the comparable store sales decrease on store occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of total revenues, our total selling, general and administrative expense decreased from 42.8% in the six months ended July 31, 2005 to 41.8% in the six months ended July 29, 2006. In total, selling, general and administrative expenses increased 11.6% from $37.7 million in the six months ended July 31, 2005 to $42.0 million in the six months ended July 29, 2006. In addition to the variable expenses associated with the increase in revenue, such as store payroll costs and catalog production costs, a $579,000 charge for stock based compensation associated with the implementation of FAS 123R in the 2006 and additional costs associated with operating as a public company contributed to the increase.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased 6.1% from $26.8 million in the six months ended July 31, 2005 to $28.5 million in the six months ended July 29, 2006. As a percentage of net revenue selling, general, and administrative expenses decreased from 44.4% in the first six months of 2005 to 40.1% in the first six months of 2006. The decrease was due to increased catalog productivity and variable expense efficiencies.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $13.6 million in the six months ended July 29, 2006, up from $10.9 million in the six months ended July 31, 2005. As a percentage of net revenue retail selling, general, and administrative expenses increased from 39.2% in the first six months of 2005 to 45.7% in the first six months of 2006. The increase related to deleveraging due to the comparable store sales decline and costs associated with new store openings.

Loss from Continuing Operations.

Total Loss from Continuing Operations. Our loss from continuing operations before interest (income) expense and income taxes was $4.8 million in the first six months of fiscal 2006 as compared to a loss of $7.0 million in the first six months of fiscal 2005.

Direct Marketing income (loss) from Operations. Direct marketing income from operations was $2.7 million for the six months ended July 29, 2006 versus a loss of $2.1 million for the six months ended July 31, 2005. Increased revenues and improved margins facilitated the improvement.

Retail Store Loss from Operations. Our loss from retail store operations was $7.5 million for the six months ended July 29, 2006 while our loss from operations was $4.9 million for the six months ended July 31, 2005. The increased loss was driven primarily by the deleveraging due to the comparable store sales decline versus the prior period.

Interest (Income) Expense, Net

We recorded net interest income of $158,000 in the six months ended July 29, 2006 and net interest expense of $248,000 in the six months ended July 31, 2005. Interest income was earned from cash balances in money market accounts provided primarily through the rights offering. Interest expense is related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax (Benefit) Expense

Our income tax benefit reflects our anticipated annual effective tax rate for our continuing operations. We recorded an income tax benefit of $323,000 in the fiscal six months ended July 29, 2006, resulting from an anticipated benefit from consolidated operating losses for the period.

Loss from Discontinued Operations

Loss from Discontinued Operations. Our loss from discontinued operations was $11.1 million for the six months ended July 31, 2005. There was no comparable loss from discontinued operations in 2006.

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

dELiA*s, Inc.

Liquidity and Capital Resources

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning he agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $19.8 million of net proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565 pursuant to the backstop agreement. Excluding MLF, approximately 90% of the rights were exercised.

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

The Restated Credit Facility contains various affirmative and negative covenants and contains certain limitations on, among other things, the annual amount of capital expenditures the Company may make and the number of new stores that the Company can open each year.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 40% of our merchandise payables are factored. The credit extended by these factors is backstopped by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduces the line of credit available to us under our Loan Agreement. At July 29, 2006, the unused available credit under the Loan Agreement was $7.0 million. Also as of July 29, 2006 approximately $4.5 million of letters of credit were outstanding under the Loan Agreement.

Net cash used in operating activities was $4.7 million in the six months ended July 29, 2006 compared with net cash used in operating activities of $10.0 million in the six months ended July 31, 2005. The cash used in operating activities in the first six months of 2006 was due primarily to operating losses in the retail segment, increased inventory and prepaid levels offset by larger accounts payable and accrued expense balances.

Cash used in investing activities was $10.8 million in the six months ended July 29, 2006. Cash provided by investing activities was $9.9 million in the six months ended July 31, 2005. The $10.8 million use was due to capital expenditures associated with the construction of our new retail stores. Twelve new stores were opened in the period and an additional four were under construction.

Cash provided by financing activities was $35.2 million in the six months ended July 29, 2006, primarily related to $19.8 million of net proceeds from the sale of stock in the rights offering, $6.1 million of borrowings under the credit facility and $1.2 of proceeds from the exercise of stock options. An additional $8.2 was received from Alloy Inc. associated with the settlement of a cash true-up as defined in our distribution agreement. Cash used in financing activities in the six months ended July 31, 2005 was $2.5 million.

Going forward, our primary capital requirements include construction and fixture costs related to the opening of new retail stores and for maintenance and selective remodeling expenditures for existing stores, construction and fixtures for the newly leased corporate facility, as well as incremental inventory required for the new stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open, and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

With respect to fiscal 2006 cash flows from operations and capital expenditures, we expect that in fiscal 2006 our capital expenditures will exceed our cash flows

dELiA*s, Inc.

from operations by approximately $8 to $9 million. We also expect as a result of our seasonal business, borrowings under our Credit Facility will occur beginning with the second quarter and continuing into the fourth quarter with a goal of no borrowings under our facility at the end of fiscal 2006. Further, we expect our capital expenditures related to our retail store expansion, net of landlord contributions, combined with other capital projects related to systems and planning initiatives, to be approximately $17 to $18 million. We expect our current cash balance, cash flow from operations and availability under our Restated Credit Facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond that time frame, if we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flows from operations are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our then current stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Contractual Obligations

The following table presents our significant contractual obligations as of July 29, 2006 (in thousands):

Contractual Obligations	Total	Payments Due By Period			More than 5 Years
		Less than 1 Year	1-3 Years	3-5 Years
Mortgage Loan Agreement Principal(1)	$2,621	134	2,487
Interest on Mortgage Loan(1)	415	197	218
Operating Lease Obligations(2)	71,025	10,961	20,039	17,326	22,699
Purchase Obligations(3)	34,749	34,749	—
Employment Contract obligation	1,350	975	375
Future Severance-Related Payments(4)	2,054	302	1,752

Total	$112,214	$47,318	$24,871	$17,536	$22,778

(1)	Our mortgage loan agreement is related to the purchase of a distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores.
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(4)	Our future severance-related payments primarily consist of a severance agreement and a non-competition agreement with a former employee of dELiA*s Corp.

We have long-term non-cancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term non-cancelable capital lease commitments for equipment.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, investments, intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 10 to our financial statements). In connection with the Spinoff, we entered into a media services agreement with Alloy, Inc. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $309,000 and $308,000 for the fiscal quarter ended July 29, 2006 and July 31, 2005, respectively and $631,000 and $584,000 for the six month period ended July 29, 2006 and July 31, 2005 respectively.

dELiA*s, Inc

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

Catalog costs expensed for the three months ended July 29, 2006 and July 31, 2005 were approximately $6.9 million and $6.8 million, respectively, and $13.7 million and 13.1 million for the six months ended July 29, 2006 and July 31, 2005, respectively and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the impact that adopting FIN No. 48 will have, if any, on its financial position, cash flows and results of operations.

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

dELiA*s, Inc.

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On August 30, 2006 179,106 shares of dELiA*s, Inc. common stock was issued in connection with the convertible debentures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 29, 2006, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute, assurance that the objectives of disclosure controls and procedures are met.

The Company’s management including the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 29, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005 dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. Briefs have been submitted to the Appellate Court and all proceeds in this matter are stayed pending the resolution of the appeal. While we believe we have a valid defense, we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action. Litigation is inherently unpredictable and we could be liable for amounts in excess of $3.5 million.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the action set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 1A. Risk Factors.

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. The risk factor below was disclosed on the Form 10-K and has been updated to provide option information as of July 29, 2006.

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

As of July 29, 2006, we had outstanding options, of which 2,571,864 were vested, to purchase 6,151,385 shares of common stock at a weighted average exercise price of $ 11.42 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. These options generally vest over a four period. Our stockholders will experience dilution as these stock options are exercised.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the “Spinoff” and the related distribution of common stock and subscription rights, the Company’s Registration Statement under Form S-1 (Registration number 333-128153) was deemed effective on December 12, 2005. The total net proceeds from the rights offering was approximately $19.8 million. Proceeds are being used to fund the costs and expenses of our retail store expansion plan and to provide funding for general corporate purposes. As of July 29, 2006, we have used approximately $10.8 million of the proceeds.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

dELiA*s, Inc.

Item 6. Exhibits

(A)	Exhibits

10.1	Second Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, as lender, and dELiA*s, Inc., as lead borrower and agent for the other borrowers named within, dated May 17, 2006 (incorporated by reference to Current Report on Form 8-K, filed May 23, 2006).

31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*

31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.

dELiA*s, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, Inc.
Date: September 12, 2006	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: September 12, 2006	By:	/s/ John Holowko
John Holowko
Chief Financial Officer

EXHIBIT INDEX

(A)	Exhibits

10.1	Second Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, as lender, and dELiA*s, Inc., as lead borrower and agent for the other borrowers named within, dated May 17, 2006 (incorporated by reference to Current Report on Form 8-K, filed May 23, 2006).

31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*

31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.