Form 10-Q
period 2006-10-28
dELiAs, Inc.
filed 2006-12-12
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number:

dELiA*s, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Hudson Street, New York, N.Y. 10014

(Address of Principal Executive Offices) (Zip Code)

(212) 807-9060

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐             Accelerated Filer,  ☐            Non-accelerated Filer.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 6, 2006, the registrant had 29,877,747 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, INC.

Item 1. Financial Statements

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 28, 2006	January 28, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,427	$2,523
Inventories, net	42,493	25,832
Prepaid catalog costs	5,014	3,621
Due from Alloy, Inc.	—	8,155
Other current assets	5,802	2,943

Total current assets	71,736	43,074
Property and equipment, net	35,440	24,886
Goodwill	40,204	40,204
Intangible assets, net	2,633	2,763
Other non-current assets	875	483

Total assets	$150,888	$111,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,678	$12,316
Bank loan payable	7,000	—
Current portion of mortgage note payable	134	106
Accrued expenses and other current liabilities	28,331	25,104

Total current liabilities	54,143	37,526
Deferred credits and other long term liabilities	5,064	3,781
Long-term portion of mortgage note payable	2,444	2,574

Total liabilities	61,651	43,881

Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.001 par value; 100,000,000 shares authorized; 29,838,628 and 23,520,474 shares issued and outstanding, respectively	30	24
Additional paid-in capital	93,179	70,397
Accumulated deficit	(3,972)	(2,892)

Total stockholders’ equity	89,237	67,529

Total liabilities and stockholders’ equity	$150,888	$111,410

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2006	October 31, 2005	October 28, 2006	October 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$67,533	$60,318	$168,254	$148,364
Cost of goods sold	39,400	35,861	102,904	92,382

Gross profit	28,133	24,457	65,350	55,982

Selling, general and administrative expenses	24,536	22,369	66,583	60,045
Impairment of long-lived asset	—	—	—	889
Restructuring charge	—	144	—	144

Total operating expenses	24,536	22,513	66,583	61,078

Income (loss) from continuing operations before interest expense (income) and income taxes	3,597	1,944	(1,233)	(5,096)
Interest expense (income), net	84	187	(74)	435

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	3,513	1,757	(1,159)	(5,531)
Provision (benefit) for income taxes	244	73	(79)	73

Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,269	1,684	(1,080)	(5,604)
Loss from discontinued business, net of taxes	—	—	—	(11,061)

Income (loss) before cumulative effect of change in accounting principle	3,269	1,684	(1,080)	(16,665)
Cumulative effect of change in accounting principle	—	—	—	1,702

Net Income (loss)	$3,269	$1,684	$(1,080)	$(14,963)

Basic net income (loss) per share of common stock:

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.12	$0.07	$(0.04)	$(0.25)
Loss from discontinued operations, net of taxes	—	—	—	(0.50)
Cumulative effect of change in accounting principle	—	—	—	0.08

Basic net income (loss) attributable to common stockholders per share	$0.12	$0.07	$(0.04)	$(0.67)

Fully dilutive earnings (loss) per share
Income (loss) from continuing operations before cumulative effect of change in accounting principle	0.11	0.06	(0.04)	(0.25)
Loss from discontinued operations, net of taxes	—	—	—	(0.50)
Cumulative effect of change in accounting principle	—	—	—	0.08

Diluted net income (loss) attributable to common stockholders per share	$0.11	$0.06	$(0.04)	$(0.67)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	27,604,578	23,178,554	26,557,318	22,329,632

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	30,960,131	27,743,476	26,557,318	22,329,632

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Value
Balance January 29, 2006	23,520,474	$24	$70,397	$(2,892)	$67,529
Shares issued pursuant to exercise of stock options	245,272		1,490		1,490
Shares issued pursuant to rights offering, net of expenses	2,691,790	3	19,763		19,766
Shares issued pursuant to convertible debentures	3,381,092	3	(3)
Adjustment to the reclassification of divisional equity to Common stock and additional paid-in-capital			686		686
Stock based compensation			846		846
Net loss				(1,080)	(1,080)

Balance October 28, 2006	29,838,628	$30	$93,179	$(3,972)	$89,237

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	October 28, 2006	October 31, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,080)	$(14,963)
Less: Loss from discontinued operations	—	(11,061)
Less: Cumulative effect of change in accounting principle	—	1,702

Loss from continuing operations	(1,080)	(5,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	846	—
Depreciation and amortization	4,069	3,760
Loss on disposal of assets	100	—
Impairment of long-lived assets	—	889
Non-cash management fees from Alloy, Inc.	—	217
Changes in operating assets and liabilities:
Inventories	(16,661)	(10,562)
Prepaid catalog costs and other current assets	(4,060)	(3,804)
Other non-current assets	102	71
Accounts payable, accrued expenses, and other current liabilities	10,872	6,827
Net impact of discontinued operations	—	(89)

Net cash used in operating activities	(5,812)	(8,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,593)	(9,346)
Proceeds from sale of discontinued operations	—	13,148
Net impact of discontinued operations	—	(41)

Net cash (used in) provided by investing activities	(14,593)	3,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from Alloy Inc.	8,155	—
Payment of mortgage note payable	(102)	(85)
Net borrowings under line of credit agreement	7,000	7,254
Proceeds from rights offering, net of expenses	19,766	—
Proceeds from exercise of employee stock options	1,490	—
Net cash transfers from Alloy, Inc.	—	(6,075)
Net impact of discontinued operations	—	(32)

Net cash provided by financing activities	36,309	1,062

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,904	(3,472)
CASH AND CASH EQUIVALENTS, beginning of period	2,523	6,503

CASH AND CASH EQUIVALENTS, end of period	$18,427	$3,031

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Cash paid during the period for:
Interest	$292	$330
Income taxes	51	—
Net non-cash transfers from Alloy, Inc.	$686	$332

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005. The accompanying financial information for the periods ended October 28, 2006 and October 31, 2005 is unaudited.

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

Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements of dELiA*s, Inc., at October 28, 2006 and October 31, 2005 and for the three and nine month periods ended October 28, 2006 and October 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the dELiA*s, Inc. Form 10K. Our consolidated financial information for the quarter ended October 28, 2006 and October 31, 2005 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Consolidated Financial Statements for the quarter ended October 31, 2005 have been derived from the accounting records of Alloy, Inc. principally representing the retail store and direct marketing segments, using the historical results of operations and historical bases of assets and liabilities that we own and the businesses that we operate as a result of the Spinoff. Dan’s Competition, LLC (whose name we subsequently changed to “DC Restructuring, LLC” and who we sometimes refer to as “DCR”) historically reported in the direct marketing segment has been reflected as a discontinued operation in the consolidated financial statements (see note 3 to our financial statements).

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

Business

We are a direct marketing and retail company comprised of three lifestyle brands primarily targeting consumers that are between the ages of 12 and 19. Our three lifestyle brands—dELiA*s, Alloy, and CCS—generate revenue by selling predominantly to teenage consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and the e-commerce webpages, we sell many name brand products along with our own proprietary brand products in key teenage spending categories directly to consumers in the teen market, including apparel, action sports equipment and accessories. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

2. Summary of Significant Accounting Policies

Fiscal Year

Effective December 19, 2005, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to January 31st. Our annual accounting period ends on the Saturday nearest to January 31st. We refer to the fiscal year ended January 31, 2004 as “fiscal 2003,” to the fiscal year ended January 31, 2005 as “fiscal 2004,” and to the fiscal year ended January 28, 2006 as “fiscal 2005” and the fiscal year ending February 3, 2007 as “fiscal 2006.” The three and nine month period ended October 31, 2005 represented a 92 and 273 day period, while the three and nine month period ended October 28, 2006 represented a 91 and 273 day period. The change in fiscal year end did not materially impact our results of operations or year-over-year comparisons.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of October 28, 2006 and January 28, 2006 were approximately $2.6 million, and $340,000, respectively.

Interest( Income) Expense, Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the three and nine months ended October 28, 2006 was $181,000 and $621,000, respectively. Interest expense for the three and nine months ended October 28, 2006 and October 31, 2005 was $265,000 and $547,000 and $187,000 and $435,000, respectively.

Income (loss) Per Share

Net Income (loss) per share is computed in accordance with SFAS No. 128 “Earnings Per Share.” To determine the shares outstanding for the Company for the periods prior to the Distribution (as defined below), Alloy, Inc.’s weighted average number of shares is multiplied by the distribution ratio of one share of dELiA*s Inc. common stock for every two shares of Alloy, Inc. common stock. Basic Income (loss) per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, restricted shares and convertible debentures. The dilutive impact of stock options is determined by applying the “treasury stock” method.

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 31, 2005	October 28, 2006	October 31, 2005
Weighted average common shares outstanding – basic	27,604,578	23,178,554	26,557,318	22,329,632
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	396,787	427,608	—	—

Convertible Debentures	2,958,766	4,137,314	—	—
	—	—	—	—

Weighted average common and common equivalent shares outstanding – diluted	30,960,131	27,743,476	26,557,318	22,329,632

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table for the three and nine-month periods ended October 28, 2006 and October 31, 2005:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 31, 2005	October 28, 2006	October 31, 2005
Options, warrants and restricted shares	2,036,959	5,281,341	7,057,802	6,941,377
Conversion of 5.375% Convertible Debentures	—	—	3,747,353	4,137,314

Total	2,036,959	5,281,341	10,805,155	11,078,691

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year. The Consolidated Financial Statements as of and for the three and nine month period ended October 28, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income. Stock-based compensation recognized in the Consolidated Statement of Income for the third quarter ended October 28, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 29, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The Company recorded stock-based compensation expense of $267,000 related to employee stock options under SFAS No. 123(R) included in Selling, General and Administrative expense in the Statement of Operations for the quarter ended October 28, 2006 and $846,000 for the nine month period October 28, 2006.

The per share weighted average fair value of stock options granted during the quarter ended October 28, 2006 was $3.67. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended October 28, 2006
Dividend yield	0.0%
Risk-free interest rate	4.8%
Expected life (in years)	4.0
Historical volatility	48.0%

Prior to the adoption of SFAS No. 123(R) on January 29, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

Except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the Consolidated Financial Statements prior to the adoption of SFAS No. 123(R). Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three and nine months ended October 31, 2005 would have decreased to the pro forma amount presented below.

	For the Three Months Ended October 31, 2005	For the Nine Months Ended October 31, 2005
Net income (loss) as reported	$1,684	$(14,963)
Deduct: Pro forma stock-based compensation cost	185	581

Pro forma net income (loss)	$1,499	$(15,544)

Basic Income (loss) per common share:
As reported	$0.07	$(0.67)

Pro forma	$0.06	$(0.70)

Fully diluted Income (loss) per common share:
As reported	$0.06	$(0.67)

Pro forma	$0.05	$(0.70)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 29, 2006	6,291,219	$9.27
Options granted	428,800	8.79
Options exercised	(210,064)	7.10
Options cancelled	(397,493)	12.46

Options outstanding at October 28, 2006	6,112,462	9.11

Options exercisable at October 28, 2006	2,620,213	$11.34

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at October 28, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.03 - $5.96	775,090	7.14	$5.34	465,686	$5.33
$5.97 - $7.48	2,796,566	8.72	7.25	438,021	7.00
$7.49 - $8.99	1,125,627	8.00	8.46	355,807	8.52
$9.00 - $11.94	451,582	4.88	10.34	404,285	10.34
$11.95 - $15.87	346,032	4.93	14.48	341,698	14.48
$15.88 - $26.95	617,565	4.28	19.53	614,716	19.53

	6,112,462	7.44	$9.11	2,620,213	$11.34

A summary of the status of the Company’s non-vested shares as of January 28, 2006, and changes during the nine month period ended October 28, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Shares at January 29, 2006	3,829,925	$1.65
Granted	428,800	3.75
Vested	(645,244)	1.93
Cancelled	(121,232)	2.26

Non-vested Shares at October 28, 2006	3,492,249	$1.83

As of October 28, 2006, there was $938,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 12 months.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market values of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures if and when required in connection with any conversion of the Debentures. As of October 28, 2006 3,381,092 shares of dELiA*s, Inc. common stock were issued in connection with the convertible debentures. We expect further conversion of such Debentures may occur in the near term. When this transaction occurs it will be recorded as a component of stockholders’ equity and will not have an impact on the statement of operations.

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact that adopting FIN No. 48 will have, if any, on our financial position, cash flows and results of operations.

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

The total loss on the disposition of the related net assets, which was accounted for in our first fiscal quarter of 2005, was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. The results of operations of DCR have been classified as discontinued operations. The discontinued operations generated revenue of $0 and $5.7 million and a net loss of $0 and $11.1 million for the three months and nine months ended October 31, 2005, respectively.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment (net) consisted of the following:

	October 28, 2006	January 28, 2006
Construction in progress	$4,382	$1,111
Computer equipment	5,137	4,516
Machinery and equipment	5,675	4,239
Office furniture and fixtures	5,903	5,063
Leasehold improvements	24,244	16,639
Building	6,255	6,221
Land	500	500

	52,096	38,289
Less: accumulated depreciation and amortization	(16,656)	(13,403)

	$35,440	$24,886

Depreciation and amortization expense related to property and equipment was approximately $1.3 million and $1.2 million for the fiscal quarters ended October 28, 2006 and October 31, 2005, respectively and $3.9 million and $3.5 million for the nine months ended October 28, 2006 and October 31, 2005, respectively.

5. Intangible Assets

Our acquired intangible assets were as follows:

	October 28, 2006		January 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$66	$78	$63
Non-competition agreements	390	283	390	237
Websites	689	689	689	631
Leasehold interests	190	95	300	182

	$1,347	$1,133	$1,457	$1,113

Non-amortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.8 years. The amortization expense related to the three and nine months ended October 28, 2006 was approximately $31,000 and $130,000, respectively and $64,000 and $298,000, for the three and nine months ended October 31, 2005, respectively. As of October 28, 2006 the estimated remaining amortization expense through February 3, 2007 and each of the next four fiscal years is approximately $31,000, $93,000, $68,000, $22,000 and $0, respectively.

6. Restructuring Charges

During the three and nine months ended October 31, 2005, we recognized an additional restructuring charge of $144,000 related to lease payments of an abandoned CCS fulfillment facility. As of October 31, 2005 there was no remaining accrual balance.

As part of the dELiA*s Corp. acquisition, which was completed during the third quarter of fiscal 2003, we recorded a $6.5 million restructuring liability. At the time, we were contractually obligated to pay certain termination costs to three executives of dELiA*s Corp. We estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, we estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, we recorded an approximate $2.6 million decrease to dELiA*s Corp.-related restructuring liability and a corresponding adjustment to goodwill. As of October 28, 2006 and January 28, 2006 an accrual of $1.0million and $1.1 million remained to cover future contractual obligations, of which $140,000 was classified as short term.

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

At October 28, 2006, the unused available credit under the Restated Credit Facility was $12.3 million. Also as of October 28, 2006, approximately $5.3 million of letters of credit were outstanding under the Restated Credit Facility. As of October 28, 2006 and January 28, 2006 the outstanding balance under the Restated Credit Facility was $7.0 million and $0, respectively.

The Restated Credit Facility contains various affirmative and negative covenants given by the Company and contains certain limitations on, among other things, the annual amount of capital expenditures the Company may make and the number of new stores that the Company can open each year.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	October 28, 2006	January 28, 2006
Accrued sales tax	$2,539	$1,826
Credits due to customers	11,431	10,840
Allowance for sales returns	1,243	1,366
Other	13,118	11,072

	$28,331	$25,104

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

dELiA*s Corp. was in compliance with the modified covenant for the quarter ended October 28, 2006. As of October 28, 2006 the current and long-term mortgage note payable balance was $134,000 and $2.4 million, respectively. The mortgage loan is secured by the distribution facility and related property.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Related Party Transactions

Backstop Agreement

On May 31, 2005, Alloy, Inc. announced its plans to establish its direct marketing and retail store segments as a fully independent public company. This business, now known as dELiA*s, Inc., was separated from Alloy, Inc.’s media and marketing business via a distribution to Alloy, Inc.’s shareholders of all of the shares of dELiA*s, Inc. owned by Alloy, Inc. (the “Distribution”). This Distribution occurred on December 19, 2005. We have also executed a $20 million rights offering of our shares at an exercise price of $7.43 per share. Refer to note 1 Private Placement and Rights Offering for a description of the backstop agreement.

Year-end Cash True Up

As part of the Spinoff, we had agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in the distribution agreement. Shortly after our 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006.

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

The following table summarizes the related party transactions:

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2006	October 31, 2005	October 28, 2006	October 31, 2005
Revenue	$489	$411	$1,120	$995

Expenses:
Finance	—	122	—	366
Information Technology	279	227	885	682
Legal	—	4	—	12
Insurance	—	244	—	732
Human Resources	—	3	—	9

Total Expenses	$279	$600	$885	$1,801

Net Transfers from Alloy, Inc.

Alloy, Inc. has in the past provided financing to us through cash flows from its other operations and external capital raised. Although Alloy, Inc. did not charge interest on this financing, in the event interest had been charged, we estimate that interest expense on cash funding would have been $287,000 for the nine months ended October 31, 2005. In calculating the estimated interest expense, we utilized the interest rate on Alloy, Inc.’s Debentures of 5.375%.

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

In the first quarter of fiscal 2006, we recorded an adjustment to the reclassification of divisional equity to common stock and additional paid in capital. The adjustment of $686,000 related to a prepaid insurance policy paid by Alloy, Inc. that related to the dELiA*s, Inc. business.

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

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005 dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. Briefs have been submitted to the Appellate Court and all proceedings in this matter are stayed pending the resolution of the appeal. While we believe we have a valid defense, we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action. Litigation is inherently unpredictable and we could be liable for amounts in excess of $3.5 million.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the action set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

12. Segment Reporting

The Company’s executive management, being its chief operating decision makers, works together to allocate resources and assess the performance of the Company’s business. The Company’s executive management manages the Company as two distinct operating segments, direct marketing and retail stores. Although offering customers substantially similar merchandise, the Company’s direct and retail operating segments have distinct management, marketing and operating strategies and processes.

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

	Direct Marketing Segment	Retail Store Segment	Total
		(In thousands)
Total Assets
October 28, 2006	$98,347	$52,541	$150,888
January 28, 2006	83,145	28,265	111,410
Capital Expenditures
October 28, 2006	$1,090	$13,503	$14,593
January 28, 2006	737	10,917	11,654
Depreciation and Amortization
October 28, 2006	$1,272	$2,797	$4,069
October 31, 2005	1,450	2,310	3,760
Goodwill
October 28, 2006	$40,204	$—	$40,204
January 28, 2006	40,204	—	40,204

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2006	October 31, 2005	October 28, 2006	October 31, 2005
Net revenues:
Direct marketing	$41,672	$39,852	$112,694	$100,232
Retail store	25,861	20,466	55,560	48,132

Total net revenues	67,533	60,318	168,254	148,364

Operating income (loss):
Direct marketing	3,499	2,137	6,172	9
Retail store	98	(193)	(7,405)	(5,105)

Income (loss) from continuing operations before interest expense (income) and income taxes	3,597	1,944	(1,233)	(5,096)
Interest expense (income), net	84	187	(74)	435

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$3,513	$1,757	$(1,159)	$(5,531)

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

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel, action sports equipment and accessories, comprised of three lifestyle brands—dELiA*s, Alloy and CCS. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s specialty retail stores are designed to appeal directly to consumers in the teen market. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of retail stores. In addition, in our direct marketing segment, as part of our CCS brand we have started selling footwear for teenage girls in the second half of fiscal 2006 and in January 2007 we plan on mailing our first test catalog.

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenagers; to expand and develop our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and retail store concepts; and to carry out such strategy while controlling costs.

The accompanying consolidated financial statements include the operations, assets and liabilities of Alloy, Inc.’s direct marketing and retail store segments’ merchandise business. dELiA*s, Inc. formerly was an indirect, wholly-owned subsidiary of Alloy, Inc. The Spinoff was completed as of December 19, 2005. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments. By virtue of the completion of the Spinoff, Alloy, Inc. does not own any of our outstanding shares of common stock. In addition, we entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff. One such agreement relates to Alloy, Inc.’s convertible debentures. At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures if and when required in connection with any conversion of the Debentures. As of October 28, 2006 3,381,092 shares of dELiA*s, Inc. common stock were issued in connection with the convertible debentures. We expect further conversion of such Debentures may occur in the near term. When this transaction occurs it will be recorded as a component of stockholders’ equity and will not have an impact on the statement of operations.

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a registration statement under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $19.8 million of net proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565 pursuant to the backstop agreement. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43.

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

We expect that growth in our retail stores business, which represented 30.3% of our total net sales in fiscal 2005, will be the key element of our overall growth strategy. We will end this year with 75 Premier stores, a growth rate of 33%, and this will include 31 new format stores. We expect our store square footage growth rate for next year to be a minimum of 25%. Through our review of our real estate portfolio, we plan to close 6 stores next fiscal year through relocations and exercising kickout clauses. Our plan is to relocate 2 existing stores and to kickout of 4. In addition, we plan on remodeling 1 in place. This will reduce our old store formats from 44 at fiscal 2006 year end to 37 by fiscal year end 2007. Separately we are working on improving the productivity within our old format stores. We have implemented a new table fixturing program in 7 of our stores in the second half of our fiscal year and plan to roll out the program to an additional 20 stores in fiscal 2007. We anticipate minimal incremental expense associated with these moves other than capital expenditures. In addition, we are in the process of planning the closure of our 2 outlets, both of which we anticipate closing at the end of our fiscal year with approximately $100,000 of incremental costs associated with their closure in the fourth quarter.

As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350 to 400 stores, in part by utilizing our databases to identify new stores sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•	comparable store sales, defined as year-over-year sales for a store that has been open at least 56 weeks and its square footage has not been expanded or reduced by more than 25% within the past year;

•	store metrics such as sales per gross square foot, average retail price per unit sold, average transaction values, store contribution margin (defined as store gross profit less direct costs of running the store), and average units per transaction;

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and cost of goods available per average square foot (COGAS); and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

dELiA*s, Inc.

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 31, 2005	October 28, 2006	October 31, 2005
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.3	59.5	61.2	62.3
Gross profit	41.7	40.5	38.8	37.7
Operating expenses:
Selling, general and administrative expenses	36.4	37.1	39.5	40.5
Total operating expenses	36.4	37.3	39.5	41.1
Income (loss) from continuing operations before interest expense (income) and income taxes	5.3	3.2	(0.7)	(3.4)
Interest expense (income), net	0.1	0.3	0.0	(0.3)
Income (loss) from continuing operations before income taxes	5.2	2.9	(0.7)	(3.7)
Provision (benefit) for income taxes	0.4	0.1	(0.1)	0.1
Income (loss) from continuing operations	4.8	2.8	(0.6)	(3.8)
Income (loss) from discontinued business, net of taxes	—	—	—	(7.4)
Net income (loss) before cumulative effect of change in accounting principle	4.8	2.8	(0.6)	(11.2)
Cumulative effect of change in accounting principle	—	—	—	1.1
Net income (loss)	4.8%	2.8%	(0.6)%	(10.1)%

Quarter Ended October 28, 2006 Compared with the Quarter Ended October 31, 2005

Revenues

Total Revenues. Total revenues increased 12.0% to $67.5 million in the quarter ended October 28, 2006 from $60.3 million in the quarter ended October 31, 2005. Revenue increases in the retail segment were driven primarily through new store sales and favorable same store sales results, while an increase in demand and initial fulfillment rates resulted in higher sales volume in the direct segment.

Direct Marketing Revenues. Direct marketing revenues increased 4.6% to $41.7 million in the quarter ended October 28, 2006 from $39.9 million in the quarter ended October 31, 2005. Increased demand combined with a continued improvement in initial fulfillment generated the sales improvement.

Retail Store Revenues. Retail store revenues increased 26.4% to $25.9 million for the quarter ended October 28, 2006 from $20.5 million for the quarter ended October 31, 2005. The increase in retail store revenue is primarily due to a net eleven additional stores opened period over period. The third quarter comparable store sales for premiere stores increased by 5.0%.

The following table sets forth select operating data in connection with the revenues of our Company:

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2006	October 31, 2005	October 28, 2006	October 31, 2005
Channel Net Sales:
Retail	$25,861	$20,466	$55,560	$48,132
Direct:
Catalog	11,885	13,076	32,115	33,879
Internet	29,787	26,776	80,579	66,353

	$67,533	$60,318	$168,254	$148,364

Catalogs Mailed	19,175	18,672	56,380	53,310
Number of Stores:
Beginning of period	69	55	59	55
Stores Opened	4	8	16	10
Stores Closed	0	1	2	3

End of Period	73	62	73	62

Total Gross Sq. Ft @ End of Period	275.1	227.8	275.1	227.8

Total Gross Sq. Ft @ End of Period – Premiere (1)	267.3	214.2	267.3	214.2

(1)	Premiere stores are full price, non-outlet stores

dELiA*s, Inc.

Gross Profit

Total Gross Profit. Gross profit for the quarter ended October 28, 2006 was $28.1 million or 41.7% of revenues as compared to $24.5 million or 40.5% of revenues in the quarter ended October 31, 2005.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended October 28, 2006 was $19.7 million or 47.4% of revenues as compared to $18.4 million or 46.2% of revenues for the quarter ended October 31, 2005. Increased sales activity drove gross profit dollars. Improved product and shipping and handling margins contributed to the gross profit percentage improvement as well as improved overhead absorption. As compared to the prior year, we expect the overhead absorption we benefited from in the third quarter to reverse itself in the fourth quarter as inventories decrease.

Retail Store Gross Profit. Retail store gross profit for the quarter ended October 28, 2006 was $8.4 million compared with $6.1 million for the quarter ended October 31, 2005, an increase of approximately $2.3 million. As a percentage of revenues, gross profit increased from 29.6% in the quarter ended October 31, 2005 to 32.4% in the quarter ended October 28, 2006. The favorable impact of the comparable store sales increase on occupancy and buying expenses and an improvement in overhead absorption resulted in a 1.5% margin improvement year over year. As compared to the prior year, we expect the overhead absorption we benefited from in the third quarter to reverse itself in the fourth quarter as inventories decrease.

Operating Expenses

Total Selling, General and Administrative. As a percentage of total revenues, our total selling, general and administrative expense decreased from 37.1% in the quarter ended October 31, 2005 to 36.4% in the quarter ended October 28, 2006. In total, selling, general and administrative expenses increased 9.7 % from $22.4 million in the quarter ended October 31, 2005 to $24.5 million in the quarter ended October 28, 2006. In addition to the variable expenses associated with the increase in revenue, such as store payroll costs and catalog production costs, additional overhead increases were incurred in connection with a new corporate office lease, infrastructure in the development of the direct CCS girls business, stock based compensation associated with the implementation of FAS 123R in 2006, and additional costs associated with operating as a stand alone and public company.

During 2006 we will add approximately $3.1 million of fixed overhead costs. Approximately $2 million in stand alone and public company costs, $400,000 related to the development of a merchandising, creative and planning team for CCS Girls and $700,000 of non-cash rent costs associated with our corporate office move. We have taken possession of the new corporate office premises in September and are doubling up on rent expense until we move into the new offices.

Much of these costs will have been or will be felt in the 3rd and 4th quarter. Of the $3.1 million in additional fixed overhead costs, approximately $1.3 million will be in the fourth quarter. During the third quarter these additional costs were approximately $800,000.

Direct Marketing Selling, General and Administrative. As a percentage of related revenues, direct selling, general and administrative expenses decreased from 40.4% to 39% as a result of productivity and fulfillment rate improvement. Direct marketing selling, general and administrative expenses increased $100,000 from $16.1 million in the quarter ended October 31, 2005 to $16.2 million in the quarter ended October 28, 2006. The increase was primarily due to additional overhead costs associated with the start-up of CCS Girls, the new corporate office lease and additional costs associated with operating as a stand alone and public company, offsetting the previously noted improvements.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $8.3 million in the quarter ended October 28, 2006, up from $6.3 million in the quarter ended October 31, 2005. The increase was primarily due to store operating expenses, such as payroll, associated with the net eleven additional stores opened period over period and preopening expenses. Also contributing to the increase were costs associated with a new corporate office lease and additional costs associated with operating as a stand alone and public company.

Income from Continuing Operations.

Total Income from Continuing Operations. Our income from continuing operations before interest (income) expense and income taxes was $3.6 million in the third quarter of fiscal 2006 as compared to income of $1.9 million in the third quarter of fiscal 2005.

Direct Marketing Income from Operations. Direct marketing income from operations was $3.5 million for the quarter ended October 28, 2006 versus income of $2.1 million for the quarter ended October 31, 2005. Increased revenues and improved margins facilitated the improvement.

Retail Store Income (loss) from Operations. Income from retail store operations was $98,000 for the quarter ended October 28, 2006 while our loss from operations was $193,000 for the quarter ended October 31, 2005.

Interest (Income) Expense, Net

We recorded net interest expense of $84,000 in the quarter ended October 28, 2006 and net interest expense of $187,000 in the quarter ended October 31, 2005. Interest income was earned from cash balances in money market accounts provided primarily from cash raised in the rights offering in the first quarter of 2006. Interest expense is related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax (Benefit) Expense

Our income tax expense reflects our anticipated annual effective tax rate for our continuing operations. We recorded an income tax expense of $244,000 in the quarter ended October 28, 2006 and income tax expense of $73,000 for the quarter ended October 31, 2005.

Nine Months ended October 28, 2006 compared with Nine Months ended October 31, 2005

Revenues

Total Revenues. Total revenues increased 13.4% to $168.3 million in the nine months ended October 28, 2006 from $148.4 million in the nine months ended October 31, 2005. Revenue increases in the retail segment were driven primarily through new store sales, while an increase in demand and initial fulfillment rates resulted in higher sales volume in the direct segment.

Direct Marketing Revenues. Direct marketing revenues increased 12.4% to $112.7 million in the nine months ended October 28, 2006 from $100.2 million in the nine months ended October 31, 2005. An increase in demand combined with a continued improvement in initial fulfillment generated the sales improvement.

Retail Store Revenues. Retail store revenues increased 15.4% to $55.6 million for the nine months ended October 28, 2006 from $48.1 million for the nine months ended October 31, 2005. The increase in retail store revenue is primarily due to a net eleven additional stores opened period over period. The first nine months comparable store sales for premiere stores decreased 5.7%. The decrease, in part, was a result of a planned reduction in non-apparel merchandise. In addition, as a result of a planning and execution issue we operated throughout the first and early second quarters with apparel inventory levels significantly below our plan and lower than the prior year’s quarter on a COGAS and average store basis. We returned to appropriate inventory levels for the back to school floor set and experienced a comparative store sales increase of 5.0% for the third quarter.

dELiA*s, Inc.

Gross Profit

Total Gross Profit. Gross profit in the nine months ended October 28, 2006 was $65.4 million or 38.8% of revenues as compared to $56.0 million or 37.7% of revenues in the nine months ended October 31, 2005.

Direct Marketing Gross Profit. Direct marketing gross profit for the nine months ended October 28, 2006 was $50.9 million or 45.1% of revenues as compared to $44.0 million or 43.9% of revenues for the nine months ended October 31, 2005. Increased revenue associated with the increased demand and improvement in initial fulfillment rates drove the gross profit dollar increase. Improved product and shipping and handling margins contributed to the gross profit percentage improvement.

Retail Store Gross Profit. Retail store gross profit for the nine months ended October 28, 2006 was $14.5 million compared with $12.0 million in the nine months ended October 31, 2005, an increase of approximately $2.5 million. As a percentage of revenues, gross profit increased from 24.9% in the nine months ended October 31, 2005 to 26.0% in the nine months ended October 28, 2006. Increased merchandise margins and seasonally current inventory resulted in higher product margins. This was offset in part by the negative impact of the comparable store sales decrease on store occupancy costs during the second quarter.

Operating Expenses

Total Selling, General and Administrative. As a percentage of total revenues, our total selling, general, administrative expenses decreased from 40.5% in the nine months ended October 31, 2005 to 39.5% for the nine months ended October 28, 2006. In total, selling, general and administrative expenses increased 10.9% from $60.0 million in the nine months ended October 31, 2005 to $66.6 million in the nine months ended October 28, 2006. In addition to the variable expenses associated with the increase in revenue, such as store payroll costs and catalog production costs, a $846,000 charge for stock based compensation associated with the implementation of FAS 123R in 2006 and additional costs associated with operating as a stand alone and public company contributed to the increase.

During 2006 we will add approximately $3.1 million of fixed overhead costs. Approximately $2 million in stand alone and public company costs, $400,000 related to the development of a merchandising, creative and planning team for CCS Girls and $700,000 of non-cash rent costs associated with our corporate office move. We have taken possession of the new corporate office premises in September and are doubling up on rent expense until we move into the new offices.

Much of these costs will have been or will be felt in the 3rd and 4th quarter. Of the $3.1 million in additional fixed overhead costs, approximately $1.3 million will be in the fourth quarter. During the third quarter these additional costs were approximately $800,000.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased 4.1% from $42.9 million in the nine months ended October 31, 2005 to $44.7 million in the nine months ended October 28, 2006. The increase was primarily due to additional overhead costs associated with the start-up of CCS Girls, the new corporate office lease and additional costs associated with operating as a stand alone and public company. As a percentage of revenues, direct marketing selling, general and administrative expenses decreased to 39.7% from 42.8% as a result of productivity and fulfillment rate improvement.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $21.9 million in the nine months ended October 28, 2006, up from $17.1 million in the nine months ended October 31, 2005. The increase was primarily due to store operating expenses, such as payroll, associated with a net eleven additional stores opened period over period and preopening expenses. Also contributing to the increase were costs associated with a new corporate office lease and additional costs associated with operating as a stand alone and public company.

Loss from Continuing Operations.

Total Loss from Continuing Operations. Our loss from continuing operations before interest (income) expense and income taxes was $1.2 million in the first nine months of fiscal 2006 as compared to a loss of $5.1 million in the first nine months of fiscal 2005.

Direct Marketing Income from Operations. Direct marketing income from operations was $6.2 million in the nine months ended October 28, 2006 versus income of $9,000 in the nine months ended October 31, 2005. Increased revenues and improved margins facilitated the improvement.

Retail Store Loss from Operations. Our loss from retail store operations was $7.4 million in the nine months ended October 28, 2006 while our loss from operations was $5.1 million in the nine months ended October 31, 2005. The increased loss was driven by the deleveraging due to the comparable store sales decline, pre-opening store expenses and additional overhead costs.

Interest (Income) Expense, Net

We recorded net interest income of $74,000 in the nine months ended October 28, 2006 and net interest expense of $435,000 in the nine months ended October 31, 2005. Interest income was earned from cash balances in money market accounts provided primarily from cash raised in the rights offering in the first quarter of 2006. Interest expense is related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax (Benefit) Expense

Our income tax benefit reflects our anticipated annual effective tax rate for our continuing operations. We recorded an income tax benefit of $79,000 in the nine months ended October 28, 2006 and income tax expense of $73,000 for the nine months ended October 31, 2005, resulting from an anticipated expense or benefit from consolidated operating losses for the period.

Loss from Discontinued Operations

Loss from Discontinued Operations. Our loss from discontinued operations was $11.1 million for the nine months ended October 31, 2005. There was no comparable loss from discontinued operations in 2006.

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

dELiA*s, Inc.

store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

Liquidity and Capital Resources

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a registration statement under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $19.8 million of net proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565 pursuant to the backstop agreement. Excluding MLF, approximately 90% of the rights were exercised.

As part of the Spinoff, we had agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in the distribution agreement. Shortly after our 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006.

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

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 40% of our merchandise payables are factored. The credit extended by these factors is backstopped by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduces the line of credit available to us under our Restated Credit Facility. At October 28, 2006, the unused available credit under the Restated Credit Facility was $12.3 million. Also as of October 28, 2006 approximately $5.3 million of letters of credit were outstanding under the Loan Agreement. As of October 28, 2006 and January 28, 2006 the outstanding balance under the Restated Credit Facility was $7.0 million and $0, respectively.

        Net cash used in operating activities was $5.8 million in the nine months ended October 28, 2006 compared with net cash used in operating activities of $8.3 million in the nine months ended October 31, 2005. The cash used in operating activities in the first nine months of 2006 was due primarily to operating losses in the retail segment, increased inventory and prepaid levels offset by larger accounts payable and accrued expense balances. With regard to inventories, Direct was up approximately 2% from the prior year. Retail inventories, with the start of our October 23rd floor set were aligned with our plan and seasonally current. We planned and executed an accelerated delivery of Holiday merchandise to ensure we were better positioned for Holiday business as compared to last year. Our Retail inventories increased by approximately 23% on a COGAS basis versus October 31, 2005. By the beginning of December our increase in COGAS was at mid-single digits compared to the prior year.

Cash used in investing activities was $14.6 million in the nine months ended October 28, 2006. Cash provided by investing activities was $3.8 million in the nine months ended October 31, 2005. The $14.6 million use was due to capital expenditures associated with the construction of our new retail stores. Sixteen new stores were opened in the period and an additional four were under construction.

Cash provided by financing activities was $36.3 million in the nine months ended October 28, 2006, primarily related to $19.8 million of net proceeds from the sale of stock in the rights offering, $7.0 million of borrowings under the credit facility and $1.4 million of proceeds from the exercise of stock options. An additional $8.2 was received from Alloy Inc. associated with the settlement of a cash true-up as defined in our distribution agreement. Cash provided by financing activities in the nine months ended October 31, 2005 was $1.1 million.

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

With respect to fiscal 2006 cash flows from operations and capital expenditures, we expect that in fiscal 2006 our capital expenditures will exceed our cash flow from operations by approximately $8 to $9 million. We also expect as a result of our seasonal business, borrowings under our Restated Credit Facility will continue into the fourth quarter with a goal of no borrowings under our facility at the end of fiscal 2006. Further, we expect our capital expenditures related to our retail store expansion, net of landlord contributions, combined with other capital projects related to systems and planning initiatives and the new corporate office lease, to be approximately $17 to $18 million. We expect our current cash balance, cash flow from operations and availability under our Restated Credit Facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond that time frame, if we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flows from operations are not sufficient to meet our capital

dELiA*s, Inc.

requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our then current stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Contractual Obligations

The following table presents our significant contractual obligations as of October 28, 2006 (in thousands):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage Loan Agreement Principal(1)	$2,579	$136	$2,443	$—	$—
Interest on Mortgage Loan(1)	363	195	168	—	—
Operating Lease Obligations(2)	89,448	12,421	24,153	20,844	32,030
Purchase Obligations(3)	29,259	29,259	—	—	—
Employment Contract Obligation	1,106	975	131
Future Severance-Related Payments(4)	1,870	258	1,612	—	—

Total	$124,625	$43,244	$28,507	$20,844	$32,030

(1)	Our mortgage loan agreement is related to the purchase of a distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores.
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(4)	Our future severance-related payments primarily consist of a severance agreement and a non-competition agreement with a former employee of dELiA*s Corp.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 10 to our financial statements). In connection with the Spinoff, we entered into a media services agreement with Alloy, Inc. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $489,000 and $411,000 for the fiscal quarter ended October 28, 2006 and October 31, 2005, respectively and $1.2 million and $1.0 million for the nine month period ended October 28, 2006 and October 31, 2005 respectively.

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

Catalog costs expensed for the three months ended October 28, 2006 and October 31, 2005 were approximately $8.6 million and $8.4 million, respectively, and $22.3 million and $21.4 million for the nine months ended October 28, 2006 and October 31, 2005, respectively and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit. The cost of inventories includes the cost of merchandise, freight in, duties, and certain buying, merchandising and warehousing costs. Store occupancy costs including rent and common area maintenance are treated as period costs.

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

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Restated Credit Facility to facilitate the purchase of merchandise.

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

dELiA*s, Inc.

At the time of the Spinoff, Alloy Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As of October 28, 2006 3,381,092 shares of dELiA*s, Inc. common stock were issued in connection with the convertible debentures. We expect further conversion of such Debentures may occur in the near term.

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

Such statements are based upon management’s current expectations and are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risks discussed in “Risk Factors” (See Part II, Item 1A hereof).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 28, 2006, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

The Company’s management including the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 28, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. The risk factor below was disclosed in the Form 10-K and has been updated to provide option information as of October 28, 2006.

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

As of October 28, 2006, we had outstanding options, of which 2,620,213 were vested, to purchase 6,112,462 shares of common stock at a weighted average exercise price of $11.34 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. These options generally vest over a four period. Our stockholders will experience dilution as these stock options are exercised.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

dELiA*s, Inc.

Item 6. Exhibits

(A)	Exhibits
10.1	Lease Agreement between Matana LLC. and dELiA*s, Inc., dated August 14, 2006 (incorporated by reference to Current Report on Form 8-K, filed August 18, 2006).
31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*
31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*
32.1	Certification under section 906 by the Chief Executive Officer.*
32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.

dELiA*s, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, Inc.

Date: December 12, 2006	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: December 12, 2006	By:	/s/ John Holowko
John Holowko
Chief Financial Officer

EXHIBIT INDEX

(A)	Exhibits
10.1	Lease Agreement between Matana LLC. and dELiA*s, Inc., dated August 14, 2006 (incorporated by reference to Current Report on Form 8-K, filed August 18, 2006).
31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*
31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*
32.1	Certification under section 906 by the Chief Executive Officer.*
32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.