Form 10-K
period 2007-02-03
dELiAs, Inc.
filed 2007-04-19
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 12, 2007, there were outstanding 30,784,118 shares of the Registrant’s Common Stock.

As of July 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ System as of such date, was $156,676,765.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in PART III herein—Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders.

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

Overview

We are a direct marketing and retail company comprised of three lifestyle brands primarily targeting the approximately 33 million consumers that, according to published estimates, are between the ages of 12 and 19, a demographic that is among the fastest growing in the United States. We generate revenue by selling predominantly to teenage consumers through direct mail catalogs, websites and mall-based specialty retail stores. We operate three brands—dELiA*s, Alloy, and CCS—each of which we believe are well-established, differentiated, lifestyle brands. Through our e-commerce webpages, catalogs and retail stores, dELiA*s (the brand) offers a wide variety of product categories to teenage girls to cater to an entire lifestyle. We believe Alloy is a prominent branded junior apparel catalog and e-commerce site for teenage girls, and that CCS is a premier catalog and e-commerce site for skateboarding and snowboarding equipment, apparel and footwear products, primarily targeting teenage boys.

Through our catalogs and the e-commerce webpages, we sell many products of well-known name brands, along with our own proprietary brand products in key teenage spending categories, directly to the teen market. These products include apparel, action sports equipment, and accessories. Our mall-based dELiA*s specialty retail stores derive revenue primarily from the sale of proprietary and branded apparel and, to a lesser extent now, accessories to teenage girls.

Our focus on a diverse collection of name brands and proprietary brands allows us to adjust our merchandising strategy quickly as fashion trends change. In addition, we strive to keep our merchandise mix fresh by regularly introducing new brands and styles. Our three proprietary brands provide us an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise at a lower price than the brand name merchandise, while permitting improved gross profit margins. Our proprietary brands also allow us to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise from our vendors to us, and from us to our customers.

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

Alloy, Inc. launched the Alloy website in August, 1996 and began generating significant revenues in August, 1997 following the distribution of the first Alloy catalog. In addition, Alloy, Inc. acquired CCS in July, 2000; Dan’s Competition (whose name we subsequently changed to DC Restructuring and who we sometimes refer to as DCR) in September, 2001; Girlfriends LA in March, 2002; and Old Glory (whose name was subsequently changed to OG Restructuring) in December, 2002. Subsequently, Alloy, Inc. acquired dELiA*s Corp. in September, 2003. Thereafter, in 2004, Alloy, Inc. formed Alloy Merchandising Group, LLC (subsequently converted into dELiA*s, Inc. in August of 2005) to operate its direct marketing and retail store businesses. Also, in 2004, Alloy, Inc. ceased circulating catalogs for the Old Glory and Girlfriends LA brands. In June, 2005, Alloy, Inc. completed the sale of substantially all of the assets of DCR.

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

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus with the Securities and Exchange Commission under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering subsequently closed in February 2006, and resulted in aggregate gross proceeds to the Company of approximately $20 million. Of this amount, $4.8 million was provided by MLF. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000, and this amount was recorded as a cost of raising capital.

The Brands

dELiA*s

dELiA*s develops, markets and sells primarily its own lifestyle brand, and to a lesser extent third-party brands, in its retail stores, as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, sleepwear, swimwear, roomware, footwear, outerwear and key accessories targeted primarily at trend-setting, fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus its marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school juniors, because we believe that these teenagers influence the buying activities of younger teens. In fiscal 2006, dELiA*s circulated approximately 22 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls via mall-based specialty retail stores. The majority of dELiA*s’ merchandise is privately branded and sold under the dELiA*s label. As of February 3, 2007 we operated 74 dELiA*s mall-based specialty retail stores. These stores range in size from approximately 2,500 to 5,100 square feet with an average size of approximately 3,800 square feet.

Alloy

Alloy markets and sells branded junior apparel (including extended sizes), accessories, swimwear, footwear and outerwear targeting teenage girls via catalogs and the internet. Alloy offers a wide selection of well-known, juniors-targeted name brands, such as Truck Jeans, Paris Blues, Vans and Junkfood, as well as our proprietary Alloy brand. In fiscal 2006, Alloy circulated approximately 32 million catalogs.

CCS

CCS markets and sells apparel, footwear, skateboard and snowboard products, primarily targeting teenage boys who either actively skate and board or aspire to the skate and snowboarder lifestyle via catalogs and the internet. We promote CCS online, in our catalogs and in our other promotional materials as the “The World’s Largest Skateboard Shop,” though we have no way of determining whether or not CCS is, in fact, the world’s largest skateboard shop. CCS sells a wide assortment of footwear, t-shirts and hardgoods, as well as apparel and accessories, in the skate and snow categories. CCS offers a wide selection of well-known board sport-inspired name brands such as Element, DC Shoes, Adio, Fallen, Emerica, Volcom and Nike SB, as well as our own CCS brand. In fiscal 2006, CCS circulated approximately 16 million catalogs.

Business Strengths

We believe that our business strengths will enable us to continue to expand our catalog and retail store base and grow profitably. We believe our principal business strengths include:

Broad Access to Teenage Consumers

In fiscal 2006, we reached a significant portion of the approximately 33 million teenage consumers in the United States by:

•	circulating approximately 70 million direct mail catalogs for our three core brands, with an average of one new book per brand being mailed each month;

•	communicating with select segments of our database by sending, on average, over 5.6 million emails per week to those of our target audience who have opted into receiving such emails; and

•	owning and operating 74 dELiA*s retail stores in 26 states as of April 5, 2007.

Comprehensive Teenage Databases

Our dELiA*s, Alloy, and CCS databases contained information about approximately 15.0 million persons who have purchased products or requested catalogs directly from us as of February 3, 2007, including approximately 4.7 million persons who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our databases give us the ability to review a variety of valuable information that may include age, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our databases with information we gather through retail stores, direct marketing programs and purchased customer lists. We also have access to certain of the information collected through Alloy, Inc.’s data sources. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts, as well as locate new retail stores in customer-rich locations.

Operating Flexibility

We attempt to maintain significant flexibility in the operation of our business so that we can react quickly to changes in customer preferences. We regularly review the sales performance of our merchandise in an effort to identify and respond to changing trends and consumer preferences. When purchasing merchandise from our vendors, we pursue a strategy that is designed to maximize our speed to market. We strive to establish strong and loyal relationships with our suppliers which we believe allows us to quickly obtain merchandise and ship it to our warehouse for direct sales or our retail stores for retail sales. Currently, we are able to replenish a majority of our merchandise within 45 to 60 days. The e-commerce webpages and our databases allow us to quickly update our merchandise presentations, promotions, and display of offerings in an effort to create excitement for our customers with whom we can communicate via email, which, for many, is their chosen media of communication. In fiscal 2006, approximately 72% of our direct marketing revenues were generated through sales made through our e-commerce webpages.

Experienced Management Team

Our senior management has significant retail and direct marketing experience, with our most senior managers having an aggregate of over one hundred years in the retail, catalog and e-commerce apparel businesses.

Our Business Strategy

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenagers; the expansion and development of our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and retail store concepts, such as our recent expansion of the girls apparel and footwear assortment in our CCS brand; and to carry out such strategy while controlling costs. The key elements of our strategy are as follows:

Direct Marketing Strategy

Our direct marketing strategy is designed to minimize our exposure to risks associated with rapidly changing fashion trends and facilitate speed to market and the flexibility with which we are able to purchase and stock in a wide assortment of merchandise. Our primary objective is to reflect, rather than shape, teenage styles and tastes. We develop exclusive merchandise and select name brand merchandise from what we believe are quality manufacturers and name brands. Our buyers and merchandisers work closely with our many suppliers to develop products to our specifications. At present, we rely heavily on domestic suppliers who generally have the ability to deliver products faster than foreign-based suppliers. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of teenagers. Through this strategy, we believe we are able to minimize design risk and make final product selections only two to six months before the products are brought to market, not the typical six to nine months required by many apparel retailers. We believe this allows us to stay current with the tastes of the market, and unlike others in our industry that require a longer lead time to bring goods to the market, we believe our strategy enables us to receive a continuous allotment of goods from our suppliers and carry the proper amount of inventory. A possible trade-off on our supply practice is that we have less control over the manufacturing process, which could potentially lead to problems with quality.

Our direct marketing strategy also enables us to manage our inventory levels efficiently once consumer demand patterns have emerged. We attempt to limit the size of our initial merchandise orders and rely on quick reorder ability. Because we do not make aggressive initial orders, we believe we are able to limit our risk of excess inventory. Additionally, we have several methods for clearing slow moving inventory, ranging from clearance media and internet offers to tent sales and third-party liquidators.

Because dELiA*s, Alloy, and CCS are recognized and popular brands among teenage consumers, our e-commerce webpages and catalogs are a valuable marketing tool for our suppliers. As a result, our suppliers often contractually agree to grant us online and catalog exclusivity for products we develop and select, based on our prior relationship with the supplier and the volume we expect to purchase from the supplier. We believe this exclusivity makes the merchandise in the dELiA*s, Alloy, and CCS catalogs more attractive to our target audience and helps to protect our product margins. Our merchandise selection includes products from many leading suppliers and name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-known name brands such as IT Jeans and Puma. Brands currently offered through Alloy include nationally-recognized names such as Paris Blue, Vans and Junkfood, as well as smaller, niche labels, including Truck and Piper. CCS carries merchandise and equipment from major action sport name brands such as Element, DC Shoes, Adio, Fallen, Emerica, Volcom and Nike SB, as well as our own proprietary CCS brand.

Our database management and mailing strategy is designed to efficiently gather, maintain and utilize the information collected within our databases. Our databases are maintained by Experian, Inc. with other third-party vendors providing address hygiene, duplicate identification and modeling capabilities. The databases enable detailed selections based on general industry practices, but enable greater specificity when required, based on maintaining any transactional history, plus additional demographic information to the extent provided to us, for every individual and household listed in the databases.

Our catalog mailing program, coupled with our e-mail marketing program, seeks to maximize profitability with a continual testing and monitoring program designed to provide our customers with offers and promotions that will be of interest to them.

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

Our trained sales personnel are available for the dELiA*s, Alloy, and CCS brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers. From the hours of 7:00 A.M. to 12:00 A.M. Eastern Time (“ET”), calls are routed to our call center, with overflow calls and calls received from the hours of 12:00 A.M. to 7:00 A.M. ET, being routed to a third-party provider whose sales personnel are also trained by us. Our trained customer service representatives are available for the dELiA*s, Alloy, and CCS brands from the hours of 8:00 A.M. to 12:00 A.M. ET, and these calls are handled exclusively at our call center. A single management team, with dedicated personnel for each brand, oversees all sales personnel and customer service representatives.

Retail Strategy

Our current strategy is to grow our stores’ net square footage by at least 25% in fiscal 2007, and by approximately 25% annually thereafter. Between February 1, 2004 and February 3, 2007, we have closed fourteen underperforming stores and made the decision not to renew the leases of four additional retail stores. We will continue to monitor the performance of our existing premiere retail stores and may from time-to-time close additional underperforming stores as appropriate. When we determine to close a retail store, we negotiate with landlords to determine the quickest and most cost-effective way to exit such location. We are currently in negotiations with landlords to close or relocate approximately seven stores during fiscal 2007. Store activity for the past two fiscal years follows:

	Fiscal Year ended
	2/3/07	1/28/06
Number of Stores:
Beginning of period	59	55
Premiere Stores Opened	20	11
Premiere Stores Closed	3	3
Outlets Closed	2	4

End of Period	74	59

Total Gross Sq. Ft @ end of period	279.2	218.3

Total Gross Sq. Ft @ end of period—Premiere	279.2	210.5

We plan our new stores to generate, on average, approximately $1.3 million in net sales in the first full year of operation based on 3,900 gross square feet, to have a four-wall cash contribution margin of at least 15% in the first year, and to have a net buildout cost, including inventory, of approximately $630,000. We define contribution margin as store gross profit less direct cash costs of operating the store.

We have attempted to design the new dELiA*s stores to be clearly recognizable as a sportswear store for fashion-right teenage girls. Many new elements are apparent in the new store design, and have been and will continue to be selectively integrated into existing stores. First and foremost is the merchandising strategy. We have reduced the proportion of accessories and nonapparel offered in the retail stores and have focused our merchandise display on key sportswear categories, with a significant increase in denim, for example.

We have rolled out a new store design that reinforces this new merchandising focus. Designed by a leading retail architecture firm, the stores have a display window with mannequins featuring the latest items, backed by an opaque screen. The entrances are offset and the design intention is to give the customer a sense of privacy in her own exclusive place. The new stores are wider and slightly larger on average than the average size of our existing stores The new stores have averaged approximately 43 feet in frontage and 3,900 square feet, compared to our legacy store base which averages 32 feet of frontage and 3,700 square feet—though individual stores may be smaller or larger than the averages for our legacy stores. We believe that frontage and size are critical in projecting importance when compared to our competition in the malls. The new stores were designed to look upscale, reflecting what we believe to be our database customer demographics. Over half our direct customers come from households with incomes of over $75,000 per year and approximately 30% come from households with income over $125,000 per year. In the new store design, our fixture plan reflects what we believe to be our customer’s shopping preferences. For instance, much of the merchandise is on tables since our customers show a preference to making purchases in this manner.

Store siting is also a key strategic element of our new store expansion plan, which contemplates regionally clustered stores. Clustered stores should benefit from better store supervision, which has been difficult to maintain with our current store locations, which are spread out over relatively wide geographical areas. Each store is open during mall shopping hours and has a store manager, a co-manager, one or more assistant managers and six to twelve part-time sales associates. Currently, district managers supervise six to nine stores covering a wide geographic area, with eight district managers reporting to a national sales manager. We believe our new clustering strategy should enable our district managers to supervise more stores than they do currently, as travel time between stores should be reduced as clustering increases store density. The majority of the stores we plan to open in fiscal 2007 will be east of the Mississippi River, (with the exception of Missouri, Iowa and Texas), and the majority will be in major markets where we currently have a retail presence.

Another critical element of our expansion plan is that we are analytical and selective about the malls in which we elect to open stores. We have built a demographic model of our current catalog customers and mapped them to the trade area of each mall under evaluation, and we use that model in our siting decisions. We believe our direct businesses provide us with the competitive advantage of knowing where our customers live, and we will attempt to utilize that knowledge effectively in siting future retail stores. In addition to strong customer demographics, we look for high traffic malls, high economic growth areas and/or high income demographics in selecting new retail store locations.

We also hire and retain experienced sales associates, store managers and district managers and establish clear performance goals, objectives and related corresponding incentives with respect to benchmarks such as number of items sold per sales transaction and average dollar amount per sale, which we believe will increase sales. District managers, store managers, co-managers, assistant store managers and part-time sales associates participate in an incentive program which is based on achieving predetermined sales-related goals in their respective stores or districts. We have well-established store operating policies and procedures and an extensive in-store training program for new store managers and assistant store managers. We also place great emphasis on our loss prevention program in order to control inventory shrinkage and ensure policy and procedure compliance.

Explore New Retail Concepts

We plan to capitalize on the strength of the dELiA*s, Alloy, and CCS names and loyal customer bases through the development of new retail store concepts. In addition to new store growth for the dELiA*s brand, we believe the important customer and demographic information collected from the Alloy and CCS direct marketing operations can also be utilized to analyze and identify potential retail store locations for these brands. Management believes its strategy of using catalogs and the internet to first test new direct business concepts before embarking on costly new retail store initiatives should reduce the risk of these new ventures. One example of this is our test of footwear and selected apparel for teenage girls as part of the CCS brand. In addition, it is our belief that the ability to use analytical data from the direct marketing operations in the selection of new store locations, both for dELiA*s and potentially for the other brands, further mitigates risk.

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Because we sell a number of brand-name products in addition to our own three proprietary brands, we obtain products from a wide variety of manufacturers, importers and other suppliers, and no one vendor accounts for more than 10% of the products we sell. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations, and we believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular products. Net sales, by segment, follows:

	Fiscal Year Ended
	2/3/07	1/28/06
Retail	$84,094	$68,700

Direct:
Catalog	48,998	52,523
Internet	124,526	105,507

Total Direct	173,524	158,030

Total Net Sales	$257,618	$226,730

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s, Alloy, and CCS catalogs and e-commerce webpages, derives revenues from sales of merchandise via catalog or internet directly to consumers and advertising. Included in our direct marketing net sales of $173.5 million in fiscal year 2006 were approximately $1.4 million of advertising revenues.

In fiscal year 2006, each of our catalogs and associated e-commerce webpages targeted a particular segment of the teenage market and offered many name brands well known by our target customers, along with our own proprietary brands.

dELiA*s—During fiscal 2006, the dELiA*s catalog ranged from 48 to 96 pages in length. Fourteen versions of the dELiA*s catalog were mailed, and up to six pages per catalog were allocated to our advertising clients and marketing partners. The dELiA*s e-commerce webpages (reached through www.delias.com) are designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products and special offers.

Alloy—During fiscal 2006, the Alloy catalog ranged in length from 48 to 84 pages. We mailed fourteen versions of the Alloy catalog and allocated up to twelve pages per catalog to our advertising clients and marketing partners. The Alloy e-commerce webpages (reached through www.alloy.com) offer the same merchandise as in the catalog, as well as additional products and special offers.

CCS—During fiscal 2006, the CCS catalog ranged from 36 to 108 pages in length. We mailed twelve versions of the CCS catalog and allocated up to eight pages per catalog to our advertising clients and marketing partners. The CCS e-commerce webpages (reached through www.ccs.com) feature the same products as in the catalog, as well as additional products and special offers.

Retail Store Segment

Our retail store segment derives revenue primarily from the sale of apparel and accessories to consumers through dELiA*s premiere stores. Reporting for the retail store segment commenced with Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003. dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls via mall-based specialty retail stores. As of February 3, 2007, we operated 74 dELiA*s stores in 25 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Our retail stores range in size from approximately 2,500 to 5,100 square feet, with an average size of approximately 3,800 square feet. Retail store segment revenues for fiscal 2006 were $84.1 million, including $0.8 million from outlet stores, all of which were closed by the end of the year.

Financial information about our segments is summarized in note 13 to our consolidated financial statements.

Infrastructure, Operations and Technology

Our operations are dependent on our ability to maintain computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion or access to confidential information, or similar events. We have continued to receive certain information technology-related services from Alloy, Inc. after the Spinoff pursuant to agreements entered into with Alloy, Inc. We have implemented, either directly or through Alloy, Inc. or other third parties, appropriate security, redundancy, backup and disaster recovery programs for our various businesses.

We license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing proprietary online infrastructure solutions. Currently, Alloy, Inc. provides most services related to maintenance and operation of our e-commerce webpages through third-party providers located in Sterling, Virginia and Ashburn, Virginia.

In the call center and fulfillment center, other data and voice systems are maintained by a third-party agreement and are being hardened and made redundant with the addition of backup circuits, Sonet rings, backup generators and other system upgrades.

In our direct marketing segment, we use third-party licensed software for stockkeeping unit (“SKU”) and classification inventory tracking, purchase order management, and merchandise distribution. Sales in our direct segment, whether through the internet, the call center or the mail, are updated daily and the host system downloads price changes, order status and inventory levels. In addition, we use other licensed software products and services to further supplement our supply chain and merchandise planning and analyze our customer. In our retail segment, licensed software is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, and sales audit.

Sales in our retail segment are updated daily in the third-party licensed merchandising reporting systems by the nightly polling of sales information from each store’s point-of-sale (“POS”) terminals. Our POS system consists of registers providing price look-up, time and attendance, inventory management (transfers and distributions), and credit card/check authorization. This host system downloads price changes and inventory movements (store-to-store transfers and warehouse merchandise distributions). We evaluate information obtained through the nightly polling to implement merchandising decisions, planning and determining the open-to-buy, processing and managing of product purchasing/reorders, managing markdowns and allocating merchandise on a daily basis. For both the direct marketing and retail store segments, we use centralized financial systems for general ledger and accounts payable.

During fiscal 2007, we are investing in improvements to our database analysis capabilities, web platform improvements to expand and track traffic, facilitating the handling of increased sales, and enhancements to our warehouse management systems.

Seasonality

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, as compared to our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our noncash working capital requirements increase and will be funded by our cash balances and borrowings under our existing credit facility. Prior to the Spinoff, Alloy, Inc. provided additional financial support. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

Intellectual Property

We and Alloy, Inc. have registered, or filed applications to register various trademarks and servicemarks used in our business operations with the United States Patent and Trademark Office (the “PTO”). With respect to certain Alloy and CCS trademarks and servicemarks covering goods and services applicable to both of our businesses, we and Alloy, Inc. are joint owners by assignment of these trademarks and servicemarks. We and Alloy, Inc. have filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. We have further agreed to negotiate in good faith with Alloy, Inc. regarding appropriate usage rights and restrictions if the PTO denies our request. Applications for the registration of certain of our other trademarks and servicemarks are currently pending. We also use trademarks, tradenames, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others’ intellectual property.

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

The United States Congress enacted the Children’s Online Privacy Protection Act of 1999 (“COPPA”) and the Federal Trade Commission (“FTC”) promulgated implementing regulations, which became effective in 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology, subject to certain limited exceptions. As a part of our efforts to comply with these requirements, we do not knowingly collect personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain areas of our websites in an effort to prohibit persons under the age of 13 from registering. This will likely dissuade some percentage of our customers from using our e-commerce webpages, which may adversely affect our business. While we use our commercially reasonable efforts to ensure that we are compliant with COPPA, our efforts may not be successful. If it turns out that our activities are not COPPA compliant, we may face litigation with the FTC or individuals or face a civil penalty, which could adversely affect our business.

A number of government authorities both in the United States and abroad, as well as private parties, are increasing their focus on privacy issues and the use of personal information. The FTC and attorneys general in several states have investigated the use of personal information by some internet companies. In particular, an attorney general may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company. As a result, we review our privacy policies on a regular basis, and we believe we are in compliance with relevant federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use and disclosure of personal information are made, or if government authorities or private parties challenge our privacy practices.

In December 2003, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) was enacted by the United States Congress. This legislation regulates “commercial electronic mail messages,” (i.e., email) the primary purpose of which is to promote a product or service. Among its provisions are ones requiring specific types of disclosures in covered emails, requiring specific opt-out mechanisms and prohibiting certain types of deceptive headers. Violations of its provisions may result in civil money penalties and criminal liability. CAN-SPAM further authorizes the FTC to establish a national “Do-Not-E-Mail” registry akin to the recently-adopted Do Not Call Registry. Any entity that sends commercial email messages, such as our various subsidiaries, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Compliance with these provisions may limit our ability to send certain types of emails on our own behalf, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM, we may face litigation with the FTC or face civil penalties, which could adversely affect our business.

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

Relationship with JLP Daisy, LLC

In February 2003, dELiA*s Brand LLC, a subsidiary of dELiA*s Corp., entered into a master license agreement with JLP Daisy to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a $16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is approximately 10 years, which is subject to an extension of up to five years under specified circumstances. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including, at our option, upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. We have held preliminary discussions with JLP Daisy about modifying the terms of this master license agreement, but, to date, no definitive agreement has been reached regarding such modifications. We have not recorded any amounts associated with the master license agreement.

Employees

As of February 3, 2007, we had 737 full-time and 936 part-time employees. Of the 737 full-time employees, 307 worked in warehouse/fulfillment/customer service; 152 worked in executive, finance, information technology and other corporate and division management and 278 were employed by our dELiA*s retail stores. Of the 936 part-time employees, 121 were warehouse/fulfillment staff and 815 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

We have a history of operating losses.

We have incurred significant losses in recent years, including net losses of approximately $10.3 million and $9.4 million, respectively, in the years ended January 28, 2006 and January 31, 2005. Although we have reported a net profit in fiscal 2006 and expect to report net profits in fiscal 2007, our expectations may not be realized and we may experience losses as we continue our retail store expansion program, expand into new geographic markets and undertake the operational and regulatory compliance obligations applicable to a public company. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to sustain or increase profitability, in which case our financial condition will suffer and our stock price could decline.

Our ability to maintain profitability will also depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. We expect to incur significant operating expenses and capital expenditures, including general and administrative costs to support our operations and the costs of being a public company. We also expect to incur significant increases in operating expenses and capital expenditures in connection with our retail store expansion program.

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

We do not have significant operating history as an independent company.

By virtue of our Spinoff from Alloy, Inc. in December, 2005, we are now an independent public company. Our ability to satisfy our obligations and achieve or maintain profitability are solely dependent upon the future performance of our business, and we are not able to rely, as we once did, upon the financial and other resources of Alloy, Inc. Additionally, we previously were able to rely on Alloy, Inc. to guaranty leases in connection with negotiations with landlords over lease terms for our retail stores. Following our Spinoff from Alloy, Inc. we are also no longer able to rely on Alloy, Inc. guaranties, which may result in us having to pay higher rents or prevent us from obtaining the retail store leases in the first instance. While we believe we have competed effectively for sales and for favorable site locations within malls and lease terms since the Spinoff, competition for prime locations within malls is intense, and we cannot assure you that we will be able to obtain new locations or maintain our existing locations on terms favorable to us, if at all.

During the period of its ownership of our business, Alloy, Inc. performed certain significant corporate functions for us, including certain legal functions, accounting, benefit program administration, insurance administration, internal audit and tax services, as well as certain media and marketing services. Alloy, Inc. has continued to provide some of these media and marketing services to us following the Spinoff. In connection with the Spinoff, we took steps to create our own, or engaged third parties to provide, corporate business functions that replaced those provided by Alloy, Inc., including all legal functions, accounting, benefit program administration, insurance administration, internal audit and tax services. As an independent public company, we have been required to bear the cost of replacing these services. We may not be able to perform, or engage third parties to provide, these functions with the same level of expertise and on the same or as favorable terms as they were previously provided by Alloy, Inc. In such event, our business and operations could suffer.

We may fail to use our databases and our expertise in marketing to teenage consumers successfully, and we may not be able to maintain the quality and size of our databases.

The effective use of our consumer databases and our expertise in marketing to teenage consumers are important components of our business. If we fail to capitalize on these assets, our business will be less successful. Currently, we have useful data for only a portion of the total teenage market. Additionally, as individuals in our databases age beyond age 19, they are less likely to purchase our products and their data is thus of less value to our business. We must, therefore, continuously obtain data on new potential teenage customers and on those persons who are just entering their teenage years in order to maintain and increase the size and value of our databases. If we fail to obtain sufficient numbers of new names and related information, our business could be adversely affected.

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

Our success depends largely on the value of our brands, and if the value of our brands were to diminish, our sales are likely to decline.

The prominence of dELiA*s, Alloy, and CCS catalogs and e-commerce webpages and our dELiA*s specialty retail stores among our teenage target market are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Moreover, we anticipate that we will continue to increase the number of customers we target, through means that could include broadening the intended audience of our existing brands or creating related businesses with new retail concepts. Misjudgments by us in this regard could damage our existing or future brands. Any adverse affects on our current or future brands could result in decreases in sales.

If we fail to anticipate, identify and respond to changing fashion trends, customer preferences and other fashion-related factors, our sales are likely to decline.

Customer tastes and fashion trends in the teenage market are volatile and tend to change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings in a timely manner. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products, our sales may be lower, and we may be faced with unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

Our senior management team has not worked together as a group for a significant period of time, and may not be able to effectively manage our business.

Robert E. Bernard, our Chief Executive Officer, and Walter Killough, our Chief Operating Officer, each joined our company in October 2003. David Desjardins, our Chief Stores Officer, joined our company in February, 2005 and Stephen A. Feldman, our Chief Financial Officer, joined the company in February 2007. As a result, our senior management team lacks a history of working together as a group. Our senior management team’s lack of shared experience could have an adverse effect on its ability to quickly and effectively respond to problems and effectively manage our business.

Our directors have not worked together as a group for a significant period of time and they may not be able to effectively manage our business.

Two of our current directors, Robert E. Bernard and Walter Killough, each joined our company in October, 2003 and each was appointed a director of ours in August, 2005. Another director, Matthew L. Feshbach, was appointed a director of Alloy, Inc. in September, 2004, and a director of ours in August, 2005. None of Messrs. Bernard, Killough or Feshbach is considered independent under applicable rules of the SEC or NASDAQ. Four additional directors—Peter D. Goodson, Scott M. Rosen, Carter S. Evans, and Gene Washington were appointed as directors between November, 2005 and September, 2006. As a result, our board of directors lacks a history of working together as a group. Our board’s lack of shared experience could have an adverse effect on its ability to quickly and efficiently respond to problems and effectively manage our business.

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

Our dELiA*s retail store expansion strategy will largely depend on our ability to find sites for, open and operate new stores successfully. Our ability to open and operate new stores successfully depends on several factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside our control;

•	negotiate acceptable lease terms;

•	prepare stores for opening within budget;

•	source sufficient levels of inventory at acceptable costs to meet the needs of new stores;

•	hire, train and retain store personnel;

•	successfully integrate new stores into our existing operations;

•	contain payroll costs; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

Any failure to successfully open and operate our new stores could have a material adverse effect on our results of operations. In addition, our proposed retail store expansion program will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our individual stores and our overall business.

Our catalog response rates may decline as a result of our increased catalog mailings and new store openings.

The number of customers who make purchases from catalogs that we mail to them, which we refer to as “response rates,” may decline due to, among other things, our ability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner. Response rates also usually decline when we mail additional catalog editions to the same customers within a short time period. In addition, as we continue to increase the number of catalogs distributed or mail our catalogs to a broader group of new potential customers, we have observed that these new potential customers respond at lower rates than existing customers historically have responded. We also have mailed our Alloy catalogs to selected dELiA*s catalog customers and our dELiA*s catalogs to selected Alloy catalog customers (which practice we refer to as cross-mailing), which has resulted in generally lower response rates from the dELiA*s catalogs customers who also are sent Alloy catalogs and vice-versa. Additional cross-mailings of such catalogs could result in further such response rate declines. Although it is our expectation that the additional sales generated by such cross-mailing will more than offset the declines in response rate, we can give no assurance that these expectations will be realized. If we are mistaken, these trends in response rates are likely to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

Traffic to our e-commerce webpages may decline, resulting in fewer purchases of our products. Additionally, the number of e-commerce visitors that we are able to convert into purchasers may decline.

In order to generate online customer traffic, we depend heavily on mailed catalogs, outbound emails and an affiliates program in which we pay third parties for traffic referred from their websites to our e-commerce webpages. Our sales volume and e-commerce webpage traffic generally may be adversely affected by, among other things, declines in the number and frequency of our catalog mailings, reductions in outbound emails and declines in referrals from third parties. Our sales volume may also be adversely affected by economic downturns, system failures and competition from other internet and non-internet retailers.

In addition, the number of e-commerce visitors that we are able to convert into purchasers may decline due to, among other things, our inability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner and our inability to keep up with new technologies and e-commerce features. The internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing e-commerce webpages, the www.delias.com, www.alloy.com and www.ccs.com websites that Alloy, Inc. maintains and which link to our e-commerce webpages, and our respective systems may become obsolete or unattractive. Developing our e-commerce webpages and other systems entails significant technical and business risks. We may face material delays in introducing new services, products or enhancements. If this happens, our customers may forego the use of our e-commerce webpages and use websites and e-commerce pages of our competitors. We may use new technologies ineffectively, or we may fail to adequately adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

We do not own the content websites that direct customers to our e-commerce webpages, and thus have to depend on Alloy, Inc. to maintain those websites as attractive sites for our target customers.

Pursuant to an agreement with Alloy, Inc., they will continue to own and operate the www.delias.com, www.alloy.com and www.ccs.com websites, the related e-commerce webpages and the related uniform resource locators (“urls”). Although we may transition our e-commerce operations to websites that we own, we will be required to maintain links from such websites to Alloy, Inc.- owned websites, and Alloy, Inc. will be required to maintain links from those websites to our websites. Alloy, Inc. will continue to provide the community and content on each of those websites, and we will have no control over any of such community or content. Because a significant portion of our direct marketing sales come from our e-commerce sites, if Alloy, Inc. fails to maintain those websites, or fails to maintain those websites as attractive sites for the target audiences, our e-commerce activities may suffer.

Because we experience seasonal fluctuations in our revenues, our quarterly results may fluctuate.

Our business is seasonal, reflecting the general pattern of peak sales for teen clothing and accessories, which provide the majority of our sales, during the back-to-school and holiday shopping seasons. Typically, a larger portion of our revenues are obtained during our third and fourth fiscal quarters. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations. In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year, and we must hire temporary workers and incur additional staffing costs in our warehouse and retail stores to meet anticipated sales demand. If sales for the third and fourth quarters do not meet anticipated levels, then increased expenses may not be offset, which could decrease our profitability. Additionally, any unanticipated decrease in demand for our products during these peak seasons could require us to sell excess inventory at a substantial markdown, which could decrease our profitability.

Because we can no longer rely on cash transfers or guarantees from Alloy, Inc., our liquidity and ability to raise capital may be limited, and we may be unable to fund our retail store expansion program.

For the period from September 2003 through the date of our Spinoff, our operations were funded principally through generated revenues, net transfers from Alloy, Inc. and from borrowings under our existing credit facility. After our Spinoff from Alloy, Inc., we no longer have access to funding provided by Alloy, Inc., nor can we rely on guarantees from Alloy, Inc. for all or a portion of our existing or new obligations, which may make it more difficult, more expensive, or both, for us to obtain financing.

We expect that our total capital expenditures, net of landlord allowances, primarily the costs to build out our new stores and our headquarters facility, will be approximately $20 to $22 million in fiscal 2007. Although we currently expect that the sum of our current cash on hand, funds available to borrow under our existing credit facility, and our current cash flows from operations will be sufficient to fund our near-term retail store openings, our expectations may be wrong. If we are wrong, we may need to obtain additional debt or equity financing in the future to fund fully our retail store expansion strategy. In addition, if we decide to accelerate growth of our retail operations beyond the ranges stated in our retail strategy, additional debt or equity financing may also be required. The type, timing and terms of the financing selected by us would depend on, among other things, our retail growth plans, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms.

We compete with other retailers for sales and locations in our retail store operations.

The teenage girl retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for retail store sales with specialty apparel retailers and certain other youth-focused apparel retailers, such as American Eagle Outfitters, Abercrombie & Fitch, Hollister, Forever 21, and H&M. We also compete for retail store sales with full price and discount department stores such as Nordstrom’s, Macy’s, Bloomingdale’s and others. If we are unable to compete effectively for retail store sales, we may lose market share, which would reduce our revenues and gross profit. In addition, we compete for favorable site locations and lease terms in shopping malls with certain of our competitors as well as numerous other retailers. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. The growth of our retail store business depends significantly on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a return that meets or exceeds our financial projections. Desirable new locations may not be available to us at all or at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable real estate and lease terms generally and upon renewal, or even being permitted to renew our expiring leases, could cause us to lose market share which would reduce our revenues and gross profit.

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

Closing stores could result in significant costs to us.

Between February 1, 2004 and February 3, 2007, we have closed fourteen underperforming retail stores and did not renew the leases on four additional retail stores. Although we expect to increase our retail square footage by at least 25% in fiscal 2007 and contemplate opening additional new dELiA*s stores in future years as part of our retail store expansion plan, we could, in the future, decide to close additional dELiA*s retail stores or close or sell businesses or operations that are producing losses or that are not as profitable as we expect. If we decide to close any dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure or sale, the closing costs, fixed assets, and inventory write-downs would adversely affect our earnings and could adversely affect our cash on hand.

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

In February, 2003, one of our subsidiaries, dELiA*s Brand, LLC, entered into a master license agreement with JLP Daisy LLC (“JLP Daisy”) to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid and upper-tier department stores, in exchange for an up-front payment from JLP Daisy of $16.5 million, which is applied against royalties otherwise due from JLP Daisy for sales of dELiA*s branded merchandise. The initial term of the master license agreement is approximately 10 years, which is subject to extension under specified circumstances. As part of the master license agreement, dELiA*s Brand, LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. If we become subject to a bankruptcy proceeding, we could lose the rights to our dELiA*s trademarks, which could have a material adverse effect on our business and operating results.

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

The call center functions for our dELiA*s, Alloy, and CCS catalogs and e-commerce webpages are handled from a single, leased facility in Westerville, Ohio. The distribution for our dELiA*s, Alloy and CCS catalogs and e-commerce webpages and all our dELiA*s retail stores are handled from a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of the call center or distribution facility due to natural disasters, accidents, system failures, expansion or other unforeseen causes could delay or impair our ability to receive orders and distribute merchandise to our customers and retail stores, which could cause our sales to decline. This could have a material adverse effect on our operations and results.

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

Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our business segments. Our determination of whether impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change.

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

During fiscal 2005, we performed an impairment analysis of long-lived assets and recognized an impairment charge of approximately $522,000 related to property and equipment, and we recorded an impairment charge of approximately $367,000 in our direct marketing segment due to a reduction in response rates.

If our manufacturers and importers are unable to produce our proprietary-branded goods on time or to our specifications, we could suffer lost sales.

We do not own or operate any manufacturing facilities and, therefore, depend upon independent third party vendors for the manufacture of all of our branded products. Our products are manufactured to our specifications primarily by domestic manufacturers and importers. We cannot control all of the various factors, which include inclement weather, natural disasters, labor disputes and acts of terrorism, that might affect the ability of a manufacturer or importer to ship orders of our products in a timely manner or to meet our quality standards. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our retail stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

We rely on third-party vendors for brand-name merchandise sold by our three brands.

Our Alloy and CCS businesses depend largely on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and other merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. Our dELiA*s brand is similarly dependent on such third-parties, albeit to a lesser extent. We do not have any long-term contracts with any vendor and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use are factored and have limited resources, production capacities, and operating histories. Additionally, because the teenage fashion market is volatile and customer taste tends to change rapidly, we must, in order to be successful, identify and obtain merchandise from new third-party brands for which our customers show a preference. As a result, we are subject to the following risks:

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

We believe, based on the country of origin tags that appear on the products we sell, that a substantial portion of the products sold to us by our third-party vendors and domestic importers are produced in factories located in foreign countries, especially in China and other Asian countries. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of import restrictions, could materially harm our operations. Many of our and our vendor’s imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We and our vendors compete with other companies for production facilities and import quota capacity. Our and our vendors’ businesses are also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes and local business practices.

Ours and our vendors’ foreign sourcing operations may also be hurt by political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur in Asia or elsewhere or acts of war or terrorism in the United States or worldwide. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices and incur increased costs.

We must effectively manage our vendors to minimize inventory risk and maintain our margins.

We seek to avoid maintaining high inventory levels in an effort to limit the risk of outdated merchandise and inventory write-downs. If we underestimate quantities demanded by our customers and our vendors cannot restock, then we may disappoint customers who may then turn to our competitors. We require many of our vendors to meet minimum restocking requirements, but if our vendors cannot meet these requirements and we cannot find alternate vendors, we could be forced to carry more inventory than we have in the past or we could have a loss in sales. Our risk of inventory write-downs would increase if we were to hold large inventories of merchandise that prove to be unpopular.

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

Increases in costs of shipping, mailing, paper and printing may adversely affect our business.

Postal rate and other shipping rate increases, as well as increases in paper and printing costs, affect the cost of our order fulfillment and catalog mailings. We rely heavily on quantity discounts in these areas. No assurances can be given that we will continue to receive these discounts and that we will not be subject to additional increases in costs in excess of those already announced. Any increases in these costs will have a negative impact on earnings to the extent we are unable or do not pass such increases on directly to customers or offset such increases by raising selling prices or by implementing more efficient printing, mailing and delivery alternatives.

We depend on our key personnel to operate our business, and we may not be able to hire enough additional management and other personnel to manage our growth.

Our performance is substantially dependent on the continued efforts of our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could adversely affect our business. Additionally, we must continue to attract, retain and motivate talented management and other highly skilled employees to be successful. We must also hire and train store managers to support our retail expansion. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

We may be required to collect sales tax on our direct marketing operations.

At present, with respect to sales generated in the direct marketing segment by our Alloy and CCS brands, sales tax or other similar taxes on direct shipments of goods to consumers is only collected in states where Alloy or CCS has a physical presence or personal property. With respect to the dELiA*s direct sales, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or personal property. However, various states or foreign countries may seek to impose state sales tax collection obligations on out-of-state direct mail companies. Additionally, we have been named as a defendant in an action by the Attorney General of the State of Illinois for failure to collect sales tax on purchases made online and from catalogs prior to November 2004. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for our alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. Although we believe we have meritorious defenses to such suit, if we lose this suit, we could be held responsible for treble damages, a fine of $5,000 to $10,000 per violation of the act and attorneys’ fees and costs. Based on our estimates of the amount of unpaid tax on sales to Illinois and our estimates of fines and attorneys’ fees, we could be liable for amounts in excess of $3.5 million. If we are found liable, we would have to pay such amounts out of working capital or with the proceeds of borrowings under our current credit agreement.

Other states may take similar action, and we can give no assurance regarding the results of any such action. A successful assertion by one or more states that we or one or more of our subsidiaries should have collected or should be collecting sales taxes on the direct sale of our merchandise could have a material adverse effect on our business.

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

We could face liability for information displayed in our catalogs or displayed on or accessible via e-commerce webpages and our other websites.

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

We rely on encryption and authentification technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptology or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could subject us to liability, damage our reputation and diminish the value of our brands. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to prevent security breaches, but our failure to prevent such security breaches could subject us to liability, damage our reputation and diminish the value of our brands and cause our sales to decline.

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

We currently anticipate that operating revenue, cash on hand, and funds available for borrowing under our existing credit agreement will be sufficient to cover our operating expenses, including cash requirements in connection with our operations, our near term retail store expansion plan and our debt service requirements, through at least the next twelve months. If we do not meet our targets for revenue growth, however, or if the costs associated with our retail store expansion plan exceed our expectations, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

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

Because we are required to provide letters of credit to lenders of many of our vendors, the amount available for us to borrow under our credit facility is reduced.

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

In addition, with respect to certain Alloy and CCS trademarks and servicemarks, we and Alloy, Inc. have become joint owners by assignment of such trademarks and servicemarks. We and Alloy, Inc. have filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. We cannot make assurances that the PTO will grant such request, and, in such event, we would need to enter into long-term agreements with Alloy, Inc., regarding our respective use of those trademarks and servicemarks. We may have a more difficult time enforcing our rights arising out of any breach by Alloy, Inc. of any such agreement than we would enforcing an infringement of our trademarks were the PTO to grant the requested division. In such event, our business and results of operations could be adversely affected.

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

The Spinoff was conditioned upon receipt by Alloy, Inc. of an opinion from Weil, Gotshal & Manges LLP, special tax counsel to Alloy, Inc., substantially to the effect that the Spinoff should qualify as a tax-free spin-off to Alloy, Inc. and to Alloy, Inc.’s common stockholders under the tax-free spin-off provisions of the Internal Revenue Code of 1986 (the “Tax Code”). No rulings have been requested with respect to these matters and the opinion of Weil, Gotshal & Manges LLP is not binding on the Internal Revenue Service or the courts. Additionally, the opinion of Weil, Gotshal & Manges LLP is based on various representations and assumptions described therein. The opinion is based on then current provisions of the Tax Code, regulations proposed or promulgated thereunder, judicial decisions relating thereto and then current rulings and administrative pronouncements of the Internal Revenue Service, all of which are subject to change. There are numerous requirements that must be satisfied in order for the Spinoff to be accorded tax-free treatment under the Tax Code. Due to the inherently factual and subjective nature of certain of these requirements, Weil, Gotshal & Manges LLP was unable to render an unqualified opinion as to the tax-free nature of the Spinoff.

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

In order to affect the Spinoff, Alloy, Inc. undertook several corporate restructuring transactions which, along with the Spinoff, may be subject to federal and state fraudulent conveyance or transfer laws. If a court in a lawsuit brought by an unpaid creditor or by a representative of creditors of Alloy, Inc. such as a trustee in bankruptcy, were to find that, among other reasons, at the time of the Spinoff, we or Alloy, Inc.:

•	was insolvent;

•	was rendered insolvent by reason of the Spinoff;

•	was engaged in a business or transaction for which Alloy, Inc.’s or our remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured,

the court may be asked to void the Spinoff (in whole or in part) as a fraudulent conveyance or transfer. The court could then require that our stockholders return to Alloy, Inc. some or all of the shares of our common stock issued in the Spinoff, those assets conveyed to us by Alloy, Inc. in connection with the Spinoff be returned to Alloy, Inc., or that Alloy, Inc. or us to fund liabilities of the other company for the benefit of its creditors. The measure of insolvency for purposes of the foregoing could vary depending upon the jurisdiction whose law is being applied. Generally, however, each of Alloy, Inc. and we would be considered insolvent if the fair value of its assets were less than the amount of its liabilities or if it is generally not paying its debts as they become due. Although we received an opinion from Peter J. Solomon Company as to the solvency of each of Alloy, Inc. and us after the Spinoff, and although we believe that neither the Spinoff nor the prior corporate restructuring transactions constituted a fraudulent conveyance or fraudulent transfer, a court could later void the Spinoff as a fraudulent conveyance or transfer.

Risks Related to our Common Stock

You may have difficulty evaluating our business, as our historical financial information may not be representative of what our results of operations would have been if we had been an independent company.

Our historical financial statements may not reflect the results of operations, financial condition and cash flows that would have been achieved by us had we been operated independently during the periods and as of the dates presented prior to the Spinoff. In particular, because we had significant borrowings from Alloy, Inc., our historical financial statements prior to fiscal 2006 do not reflect all of the costs to us of borrowing funds as a stand-alone entity. Moreover, our financial statements have only included dELiA*s Corp. results since September, 2003 (the month in which Alloy, Inc. acquired dELiA*s Corp.).

The price of our common stock may be volatile and you may lose all or a part of your investment.

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. For instance, it is possible that our future results of operations may be below the expectations of investors and, to the extent our company is followed by securities analysts, the expectations of these analysts. If this occurs, our stock price may decline. Other factors that could affect our stock price include the following:

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

In addition, the stock markets have experienced significant price and trading volume fluctuations and the market prices of retail and catalog companies generally, and specialty retail and catalog companies, in particular, have been extremely volatile and have recently experienced sharp share price and trading volume changes. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a likely diversion of our management’s attention.

Provisions of Delaware law and of our charter and by-laws and stockholder rights plan may make a takeover more difficult.

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

•

authorizing the issuance of up to 25 million shares of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock, which could make it more difficult or expensive for a third party to obtain voting control;

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

In addition, we have adopted a stockholder rights plan that may prevent a change in control or sale of us in a manner or on terms not approved by our board of directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and board of directors.

We have a significant number of options outstanding which, if exercised, would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

As of February 3, 2007, we had outstanding options, of which 2,997,533 were vested, to purchase 5,857,335 shares of common stock at a weighted average exercise price of $9.18 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. These options generally vest over a four-year period. Our stockholders will experience dilution as these stock options are exercised.

We could be required, under our agreements with Alloy, Inc., to issue a substantial number of shares without receiving any payment. The issuance of these shares would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

Following the Spinoff, we are obligated to issue on behalf of Alloy, Inc. up to 663,155 additional shares of common stock upon the exercise of outstanding Alloy, Inc. warrants (the “Warrants”). At the time of the Spinoff, Alloy had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). Following the Spinoff, we were also obligated to issue up to 4,137,314 additional shares of common stock upon the conversion of the Debentures. During Fiscal 2006, 4,053,933 shares of our common stock were issued as a result of these conversions, and 83,381 shares attributable to these debentures are yet to be issued. We did not receive any payment from Alloy, Inc. or any third party in connection with any conversions of the Debentures. Additionally, although Alloy, Inc. has agreed to pay us a portion of the cash proceeds, if any, it receives from the exercise of any of the Warrants, each of the Warrants permits exercise by a “net exercise” process, under which the exercising holders would not be required to make any cash payment to Alloy, Inc. in connection with the Warrant exercise and instead would be issued a smaller number of shares of our and Alloy, Inc.’s common stock. If the Warrant holders were to exercise their Warrants using this net exercise feature, which is likely, we would not receive any payment in connection with such Warrant exercises. Thus, we may be obligated to issue up to 746,536 of additional shares of common stock for which we will receive no payment. If a significant number of additional shares of our common stock is issued, the equity interests of our existing stockholders would be diluted and our earnings per share will be adversely affected.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions (including the restrictions under our existing credit facility), restrictions imposed by applicable law and other factors our board deems relevant. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholders may lose some or all of their investment in our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information as of February 3, 2007 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained and in good operating condition.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office through 4/07(1)	40,000
New York, NY	Corporate office beginning 4/07(1)	52,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	279,000

(1)	The corporate offices will move from 435 Hudson St. to 50 W. 23rd St. in April of 2007.

The following table sets forth information regarding the states in which we operate retail stores as of April 5, 2007, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	Missouri	2
Connecticut	1	New Hampshire	1
Delaware	1	New Jersey	6
Florida	7	New York	9
Georgia	2	North Carolina	4
Illinois	3	Ohio	4
Indiana	3	Pennsylvania	7
Iowa	1	Rhode Island	1
Kansas	1	South Carolina	1
Maryland	2	Tennessee	2
Massachusetts	2	Texas	6
Michigan	1	Virginia	2
Minnesota	2	Wisconsin	2

		TOTAL STORES	74

Item 3.	Legal Proceedings

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

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended February 3, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has traded on The NASDAQ National Market under the symbol “DLIA” since December 20, 2005. The last reported sale price for our Common Stock on April 12, 2007 was $8.50 per share. The table below sets forth the high and low sale prices for our Common Stock during the period indicated.

	Common Stock Price
	High	Low
Fourth Quarter 2005 (from the date of the Spinoff)	$9.25	$7.59
FISCAL 2006 (Ended February 3, 2007)
First Quarter	$11.43	$8.45
Second Quarter	$11.31	$6.76
Third Quarter	$9.27	$6.72
Fourth Quarter	$11.40	$8.84

These prices represent inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Stockholders

As of April 12, 2007 there were approximately 117 holders of record of the 30,784,118 outstanding shares of Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, cash dividends are restricted under our credit facility. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

There were no unregistered sales of our securities during fiscal 2006.

Issuer Purchases of Equity Securities

During fiscal 2006, the Company did not purchase any shares of its Common Stock.

Use of Proceeds

In connection with the Spinoff and the related distribution of common stock and subscription rights, the Company’s Registration Statement under Form S-1 (Registration number 333-128153) was deemed effective on December 12, 2005. The total net cash proceeds from the rights offering were approximately $19.8 million. Proceeds are being used to fund the costs and expenses of our retail store expansion plan and to provide funding for general corporate purposes.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended February 3, 2007, January 28, 2006, and January 31, 2005 have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO Seidman, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2006 and 2005 has been derived from audited financial statements included herein. Selected balance sheet data as of fiscal 2004 and fiscal 2003 and the selected statement of operations data for fiscal years 2003 and 2002 have been derived from financial statements audited and not included herein. The selected balance sheet data as of fiscal 2002 has been derived from our unaudited financial statements, which are not included in this report. Our historical results are not necessarily indicative of results to be expected for any future period or for our performance as an independent company. The data presented below has been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year
	2006(1)	2005	2004	2003(2)	2002
	(In thousands, except share data)
STATEMENTS OF OPERATIONS DATA(3):
Net sales	$257,618	$226,730	$199,358	$166,465	$145,063
Gross profit	101,838	88,133	69,458	64,725	61,549
Selling, general and administrative expenses	95,757	86,928	79,623	77,847	64,151
Impairment of goodwill	—	—	—	50,637	—
Total operating expenses	95,757	87,961	79,804	130,203	66,722
Income (loss) from continuing operations before interest income (expense) and income taxes	6,081	172	(10,346)	(65,478)	(5,173)
Interest income (expense), net	205	(799)	(623)	(412)	9
Income (loss) from continuing operations	5,754	(746)	(10,984)	(68,349)	(2,853)
(Loss) income from discontinued business, net of taxes	—	(11,268)	1,612	(6,197)	2,406
Net income (loss) before cumulative effect of change in accounting principle	5,754	(12,014)	(9,372)	(74,546)	(447)
Cumulative effect of change in accounting principle	—	1,702	—	—	—
Net income (loss)	$5,754	$(10,312)	$(9,372)	$(74,546)	$(447)
Basic net income (loss) per share of Common Stock:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.21	$(0.03)	$(0.52)	$(3.32)	$(0.15)
(Loss) income from discontinued operations, net of taxes	—	(0.48)	0.08	(0.30)	0.13
Cumulative effect of change in accounting principle	—	0.07	—	—	—
Basic net income (loss) attributable to common stockholders per share	$0.21	$(0.44)	$(0.44)	$(3.62)	$(0.02)
Diluted net income (loss) per share of Common Stock
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.18	$(0.03)	$(0.52)	$(3.32)	$(0.15)
(Loss) income from discontinued operations, net of taxes	—	(0.48)	(0.08)	(0.30)	0.13
Cumulative effect of change in accounting principle	—	0.07	—	—	—
Diluted net income (loss) attributable to common stockholders per share	$0.18	$(0.44)	$(0.44)	$(3.62)	$(0.02)
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	27,545,738	23,379,602	21,303,453	20,587,523	19,218,128
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	31,564,157	23,379,602	21,303,453	20,587,523	19,218,128

	Fiscal Year
	2006	2005	2004		2003(2)	2002
BALANCE SHEET DATA (000’s):
Cash and cash equivalents	$28,874	$2,523	$6,503		$914	$576
Working capital	$24,961	$5,548	$1,879		$(6,656)	$8,117
Total assets	$153,505	$111,410	$121,482		$127,609	$116,814
Long-term debt	$2,406	$2,574	$2,631		$2,594	—
Total Stockholders’ equity	$97,867	$67,529	$80,624		$82,642	$96,773
RETAIL STORE OPERATING DATA:
Total retail store revenues ($millions)	$84.1	$68.7	$64.1		$30.1	—
Comparable store sales (decrease) increase (4)	(2.0)%	3.7%	1.4	%(5)	n/a	—
Net sales per store ($millions)(6)	$1.22	$1.20	$1.13		$1.09	—
Sales per gross square foot(6)	$330	$325	$310		$297	—
Average square footage per store	3,773	3,701	3,646		3,665	—
Number of stores	74	59	55		62	—
Total square footage (000’s)	279.2	218.3	200.5		227.2	—
Percent increase (decrease) in total square footage	27.9%	8.9%	(11.8)%		n/a	—
DIRECT MARKETING OPERATING DATA:
Total direct marketing revenues ($millions)	$173.5	$158.0	$135.3		$136.4	$145.1
Number of catalogs circulated (millions)	70.3	67.2	63.9		64.0	60.1

(1)	In fiscal 2006, the Company adopted SFAS No. 123(R) and recorded stock-based compensation expense of approximately $1.1 million related to employee stock options which was included in selling, general and administrative expenses. The prior periods have not been restated to reflect, and do not include, the impact of SFAS No.123(R).
(2)	The acquisition of dELiA*s Corp. by Alloy, Inc. was completed in September 2003.
(3)	See note 3 to the consolidated financial statements for a description of the effect of the discontinued business that has been eliminated from continuing operations. See note 13 to the consolidated financial statements for financial data by reportable segment.
(4)	Comparable sales include premiere and outlet stores for 2005 and 2004. Excluding outlet stores, comparable sales increased 4.6% and 1.9% in fiscal 2005 and 2004, respectively. This calculation includes all stores open at least 56 weeks and whose square footage has not been expanded or reduced by more than 25%.
(5)	Comparable store sales for the fiscal period ended January 31, 2005 reflect sales for the twelve months ended January 31, 2005 as compared to pro forma sales for the twelve months ended January 31, 2004. Prior to September 2003, Alloy, Inc. did not own or operate any retail stores.
(6)	Alloy, Inc. acquired dELiA*s Corp. in September 2003, and the information included throughout the report reflects only the five months of dELiA*s Corp.’s operations for fiscal 2003 unless otherwise stated. To make a comparison of net sales per store and sales per gross square foot meaningful, we have included dELiA*s’ retail store results on a pro forma twelve-month period ending January 31, 2004 in the calculation of these numbers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and related notes appearing elsewhere in this annual report. Descriptions of all documents included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so referenced.

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

Goals

We believe that focusing on our core brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	Delivering low to mid single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low to mid single digit top-line growth in direct marketing, through targeted circulation increases in productive mailing segments;

•	Monitoring and opportunistically closing underperforming stores;

•	Improving gross profit margins each year by 50 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more heavily and reduce our reliance on non apparel;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

•

Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, targeted replenishment, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing net square footage by 25% annually.

We expect that growth in our retail stores business, which represented 32.6% of our total net sales in fiscal 2006, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 25% in fiscal 2007 and approximately 25% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350–400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•

comparable store sales, defined as year-over-year sales for a store that has been open at least 56 weeks and whose square footage has not been expanded or reduced by more than 25% within the past year;

•

store metrics such as sales per gross square foot, average retail price per unit sold, average transaction values, store cash contribution margin (defined as store gross profit less direct cash costs of running the store), and average units per transaction;

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and cost of goods available per average square foot (COGAS); and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

Results of Operations and Financial Condition

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2006	2005	2004
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	60.5	61.1	65.2

Gross profit	39.5	38.9	34.8

Operating expenses:
Selling, general and administrative expenses	37.2	38.3	39.9
Impairment of other indefinite-lived intangible assets	—	—	0.1
Impairment of long-lived assets	—	0.4	—
Restructuring charges	—	0.1	—

Total operating expenses	37.2	38.8	40.0

Income (loss) from continuing operations before interest income (expense) and income taxes	2.3	0.1	(5.2)
Interest income (expense), net	0.1	(0.3)	(0.3)

Income (loss) from continuing operations before income taxes	2.4	(0.2)	(5.5)
(Provision) benefit for income taxes	(0.2)	(0.1)	—

Income (loss) from continuing operations	2.2	(0.3)	(5.5)
(Loss) income from discontinued business, net of taxes	—	(5.0)	0.8

Net income (loss) before cumulative effect of change in accounting principle	2.2	(5.3)	(4.7)
Cumulative effect of change in accounting principle	—	0.8	—

Net income (loss)	2.2%	(4.5)%	(4.7)%

Fiscal 2006 Compared with Fiscal 2005 (53 weeks vs. 52 weeks)

Revenues

Total Revenues.

Total revenues increased 13.6% to $257.6 million in fiscal 2006 from $226.7 million in fiscal 2005. Revenue increases in the retail segment were driven primarily through new store sales, while increased circulation and increased fulfillment rates resulted in higher sales volume in the direct segment. The 53rd week of fiscal 2006 added approximately $4 million of merchandise revenue.

Direct Marketing Revenues.

Direct marketing revenues increased 9.8% to $173.5 million in fiscal 2006 from $158.0 million in fiscal 2005. The increase in revenue was the result of a 4.5% increase in circulation and a fill rate improvement year over year of 9.1%. All three brands- dELiA*s. Alloy, and CCS experienced net sales growth over 2005 levels.

Retail Store Revenues.

Retail store revenues increased 22.4% to $84.1 million in fiscal 2006 from $68.7 million in fiscal 2005. The increase in revenue was driven by the twenty new stores opened in fiscal 2006 and the full year impact of the eleven stores opened in fiscal 2005. The increase was offset, in part, by a comparable store sales decrease of 2% and the closing of five stores, including our remaining outlet stores, in the period. As a result of a planning and execution issue, we operated during the first quarter and early second quarter with apparel inventory levels significantly below our plan and those in the prior years’ comparable quarters on a COGAS and average store basis. We returned to appropriate inventory levels in July 2006 and were thus able to support the back-to-school floor set. We experienced a positive comparative store sales increase of 5% for the back half of the year.

The following table sets forth select operating data in connection with the revenues of our Company:

	For the Years Ended
	February 3, 2007	January 28, 2006
Channel Net Sales:
Retail	$84,094	$68,700
Direct:
Catalog	48,998	52,523
Internet	124,526	105,507

	$257,618	$226,730

Catalogs Mailed	70,252	67,198

Number of Stores:
Beginning of Period	59	55
Stores Opened	20	11
Stores Closed	5	7

End of Period	74	59

Total Gross Sq. Ft @ End of Period	279.2	218.3

Total Gross Sq. Ft @ End of Period—Premiere(1)	279.2	210.5

(1)	Premiere stores are full price, non-outlet stores. All remaining outlet stores were closed by the end of fiscal 2006.

Gross Profit

Total Gross Profit.

Gross profit for fiscal 2006 was $101.8 million, or 39.5% of revenues, as compared to $88.1 million, or 38.9% of revenues in fiscal 2005.

Direct Marketing Gross Profit.

Direct marketing gross profit for fiscal 2006 was $79.8 million, or 46.0% of revenues, as compared to $70.9 million, or 44.9% of revenues in fiscal 2005. Increased sales activity drove gross profit dollars. The increased margin percentage was the result of an improvement in full price product margin and improved shipping and handling margins, which more than offset an increase in merchandising costs.

Retail Store Gross Profit.

Retail store gross profit for fiscal 2006 was $22.1 million, or 26.2% of revenues as compared to $17.2 million or 25.1% of revenues in fiscal 2005. Increased initial markup in 2006 flowed through and yielded higher product margins, together with the improved leveraging of merchandising and distribution costs. This was offset, in part, by increased store occupancy expense attributable to the comparable store sales decrease for the year and noncash pre-opening rent related to the twenty new stores we opened in fiscal 2006, which represented an increase of nine new stores versus fiscal 2005.

Operating Expenses

Total Selling, General and Administrative.

As a percentage of total revenues, our selling, general and administrative expenses decreased from 38.3% in fiscal 2005 to 37.2% in fiscal 2006. In total, selling, general and administrative expenses increased 10.2% from

$86.9 million in fiscal 2005 to $95.8 million in fiscal 2006. In addition to the variable expenses associated with the increase in revenues, such as store payroll costs and catalog production costs, additional overhead increases were incurred, including $700,000 related to the new corporate office lease, $400,000 for infrastructure in the development of the startup of the CCS girls business, $1.1 million for stock-based compensation associated with the implementation of FAS 123(R) in 2006, and approximately $2.0 million of additional costs associated with operating as a stand alone and public company.

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses decreased from 39.7% in fiscal 2005 to 37.2% in fiscal 2006, principally due to improved fulfillment rates. Direct marketing selling, general and administrative expenses increased 3.0% in dollars from $62.7 million in fiscal 2005 to $64.5 million in fiscal 2006. The increase was primarily due to catalog production costs associated with a 4.5% increase in circulation, $400,000 of additional costs for the development of the CCS girls business and allocated corporate costs for the new office lease, stock-based compensation expense, and additional costs of operating as a stand alone and public company.

Retail Store Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses increased from 35.3% in fiscal 2005 to 37.1% in fiscal 2006, primarily due to increased store payroll costs and the deleveraging of store operating expenses as a result of the 2% negative comparative store sales, as well as pre-opening expenses associated with the twenty store openings in the year. Retail store selling, general and administrative expenses increased 28.7% from $24.2 million in fiscal 2005 to $31.2 million in fiscal 2006. The increase in dollars was due to store operating expenses, primarily payroll associated with the additional stores open period-over-period. Costs associated with the new corporate office lease, stock-based compensation expense and additional costs associated with operating as a stand alone and public company also contributed to the increase.

Income (Loss) from Continuing Operations

Income from Continuing Operations.

Our income from continuing operations before interest income (expense) and income taxes was $6.1 million in fiscal 2006 as compared to $172,000 in fiscal 2005.

Income from Direct Marketing Operations.

Direct marketing income from operations was $15.2 million in fiscal 2006 as compared to income of $7.2 million in fiscal 2005. Increased revenues associated with increased circulation and better fulfillment rates facilitated the improvement, together with better leveraging of expenses.

Loss from Retail Store Operations.

Our loss from store operations was $9.2 million in fiscal 2006, or (10.9)% of revenues as compared to $7.1 million in fiscal 2005 or (10.2)% of revenues. The increased revenue from stores opened since the beginning of the two-year period, despite improved gross profit margins, could not offset the increase in store payroll and other store expenses attributable to those stores and the deleveraging impact of the comparable store sales decrease.

Interest Income (Expense)

We recognized net interest income (expense) of $205,000 and ($799,000) in fiscal 2006 and fiscal 2005, respectively. Interest income was earned from cash balances in money market accounts provided primarily from cash raised in the rights offering in the first quarter of 2006 and cash flow from operating activities. Interest expense is related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax Provision

We recorded an income tax provision of $532,000 and $119,000 in fiscal 2006 and fiscal 2005 respectfully. The increased provision is a result of larger state income tax provisions on profitable state entities and the 2% federal alternative minimum tax in the current period.

Loss from Discontinued Operations

Our loss from discontinued operations was $11.3 million for fiscal 2005 related to the discontinued operations of DCR. There was no comparable loss from discontinued operations in 2006.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Total Revenues.

Total revenues increased 13.7%, to $226.7 million in fiscal 2005 from $199.4 million in fiscal 2004.

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

Retail Store Revenues.

Retail store revenues increased 7.2% to $68.7 million in fiscal 2005 from $64.1 million in fiscal 2004. The increase in revenue was primarily driven by new stores and a full year on year comparable store sales increase for Premiere locations of 4.6%. Including our two outlets the comparable store sales increase was 3.7%. During the year, We opened 11 new Premiere locations and closed 7 existing stores, including 4 Outlet locations.

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

Gross Profit

Total Gross Profit.

Gross profit for fiscal 2005 was $88.1 million, or 38.9% of revenues as compared to $69.5 million or 34.8% of revenues in fiscal 2004. The increase was primarily due to an improved gross margin profile for our retail store revenues, as our retail inventory was comprised of more seasonally current merchandise at the beginning of fiscal 2005, which allowed us to reduce our reliance on promotional pricing to increase sales.

Direct Marketing Gross Profit.

Direct marketing gross profit for fiscal 2005 was $70.9 million or 44.9% of revenues as compared to $56.8 million or 42.0% of revenues in fiscal 2004, an increase of approximately $14.1 million or 24.9%. The increase was primarily due to a fresher blend of inventories in fiscal 2005, which resulted in greater full price sales, a reduction in the number of clearance sales we needed to clear our inventories and a higher margin on those clearance sales we did conduct.

Retail Store Gross Profit.

Retail store gross profit for fiscal 2005 was $17.2 million or 25.1% of revenues compared with $12.7 million or 19.8% of revenues for fiscal 2004, an increase of approximately $4.5 million or 35.8%. This increase was primarily due to our increased sales in apparel and overall improved gross margin profile for our retail store revenues, as our retail inventory was comprised of more seasonally current inventory at the beginning of fiscal 2005, which allowed us to reduce our reliance on promotional pricing to increase sales.

Total Operating Expenses

Total Selling, General and Administrative.

As a percentage of total revenues, our total selling, general and administrative expenses decreased from 39.9% in fiscal 2004 to 38.3% in fiscal 2005, as our operating efficiency initiatives took effect and our catalog productivity improved. In total, selling, general and administrative expenses increased 9.2% from $79.6 million in fiscal 2004 to $86.9 million in fiscal 2005, as the costs of increased catalog circulation were partially offset by the strategic decision to cease catalog circulation in two non-core brands in fiscal 2004, as well as operating efficiencies that were realized in direct marketing fulfillment operations.

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

Restructuring Charges.

During the fiscal year ended January 31, 2003, the strategic decision was made to outsource substantially all the fulfillment activities for our CCS brand to NewRoads, Inc. (“NewRoads”). We determined that we would not be able to exit or sublease our existing fulfillment facilities and as a result, recognized a restructuring charge of $2.6 million during the fourth quarter of fiscal 2002, representing the future contractual lease payments and the write-off of related leasehold improvements. During the fiscal year ended 2005, we recognized an additional restructuring charge of $144,000 related primarily to the facility’s rent expense. As of February 3, 2007, there were no remaining balances accrued for CCS restructuring activities.

Income (Loss) from Continuing Operations

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

Direct Marketing Income from Operations.

Direct marketing income from operations was $7.2 million for fiscal 2005 as compared to a loss of $560,000 in fiscal 2004. The improvement in results was primarily a result of operational efficiencies resulting from the consolidation of our direct marketing operations during the last nine months of fiscal 2004, and execution of our catalog circulation strategy, in which we conservatively circulate catalogs in mailing segments where productivity gains represent profitable opportunities. It is expected that this trend will continue to yield improved results from operations in the future.

Retail Store Loss from Operations.

Our loss from retail store operations was $7.0 million in fiscal 2005 as compared to a loss of $9.8 million in fiscal 2004. The decrease in retail store loss from operations was primarily due to the opening of new stores, a comparable store sales increase for premiere locations of 4.6%, as well as improved gross margins. Our gross margin improved largely due to an opening inventory that was more current than in the prior year, which allowed us to promote sales without heavy reliance on promotional pricing and increase our sales of apparel merchandise. Consistent with our strategy to make better use of our resources, we have closed eleven underperforming stores since the beginning of 2004, and made the decision not to renew the leases of three additional retail stores. We also opened eleven new dELiA*s stores in fiscal 2005.

The combination of positive comparable store sales and the opening of new stores in new and existing markets should allow us to leverage expenses going forward, resulting in a continuing trend towards improvement in results from operations.

Interest Expense, Net

We incurred interest expense of $799,000 and $623,000 in fiscal 2005 and fiscal 2004, respectively, primarily related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility. Higher average borrowing rates contributed to the increase.

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

Liquidity and Capital Resources

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with approximately $20 million of gross proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000, and this amount was recorded as a cost of raising capital.

As part of the Spinoff, we agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million, in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in our distribution agreement with Alloy, Inc. Shortly after our 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006.

At the time of Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003, dELiA*s Corp. had in place a credit agreement with Wells Fargo (the “Wells Fargo Credit Agreement”), dated September 24, 2001. On October 14, 2004, dELiA*s Corp. entered into an Amended Loan Agreement (the “Loan Agreement”) with Wells Fargo, providing among other things that we may increase the credit limit under the Loan Agreement in two steps from an initial $20 million up to a maximum of $40 million, subject to the satisfaction of certain conditions. To date, we have not exercised this right. We may request an increase to the credit limit by $10 million to $30 million by providing written notice to Wells Fargo of such request at any time on or before October 14, 2006. Upon receipt of such notice(s) from us, and so long as we are not then in default and/or no event of default has theretofore occurred, Wells Fargo will increase the credit limit to $30 million, or $40 million, as applicable. Upon the implementation of any increase to the credit limit, we are required to pay Wells Fargo an incremental origination fee in the amount of .25% of the amount of the increase.

The credit line is secured by substantially all of our assets, and borrowing availability fluctuates depending on our levels of inventory and certain receivables. The Loan Agreement contains a financial performance covenant relating to a limitation on our capital expenditures. We may incur capital expenditures of up to 120% of the amounts provided in their business plan for any year, and in addition may open up to 120% of the number of stores provided for in their business plan for any given year, and the costs incurred in connection with such store openings shall be in addition to the Capital Expenditures (as such term is defined in the Loan Agreement) provided for in such business plan. Permitted Capital Expenditures (as such term is defined in the Loan Agreement) for years two and three of the term of the Loan Agreement will be established in connection with the business plans for such years. At our option, borrowings under the Loan Agreement bear interest at Wells Fargo Bank’s prime rate or at LIBOR plus 225 basis points. A fee of 0.250% per year is assessed monthly on the unused portion of the line of credit as defined in the Loan Agreement.

In a related agreement, Alloy, Inc. entered into a Make Whole Agreement with Wells Fargo, pursuant to which Alloy, Inc. agreed, among other things, to ensure that the “excess availability” was at all times greater than or equal to $2.5 million. In conjunction with the Spinoff, we negotiated an amendment to the Loan Agreement to, among other things, eliminate the Make Whole Agreement and any Alloy, Inc., obligations related to the Loan Agreement.

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

We are allowed pursuant to the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit, however, requires us to pay an origination fee of 0.20% of the amount of the increase. We may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The initial term of the Restated Credit Facility is three years, and the interest rate is the prime rate announced from time to time by Wells Fargo Bank, N.A. or the LIBOR rate, plus the applicable margins, as set forth in the Restated Credit Facility.

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

The Restated Credit Facility contains various affirmative and negative covenants and contains certain limitations on, among other things, the annual amount of capital expenditures we may make and the number of new stores that we can open each year. The facility expires in May 2009. As of February 3, 2007 there were no borrowings under the agreement.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 35% of our merchandise payables are factored. The credit extended by these factors is enhanced by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduces the line of credit available to us under our Restated Credit Facility. At February 3, 2007, the unused available credit under the Restated Credit Facility was $9.5 million. Also as of February 3, 2007 approximately $4.7 million of letters of credit were outstanding under the Restated Credit Facility.

Net cash provided by operating activities was $16.0 million in fiscal 2006. Net cash provided by operating activities was $6.2 million in fiscal 2005. Net cash used in operating activities was $1.0 million in fiscal 2004. The cash provided by operating activities of $16.0 million in fiscal 2006 was due primarily to the increased cash from operations generated from the direct marketing segment as a result of increased catalog circulation and fulfillment rate improvement and the improved gross profit margin in both the direct marketing and retail segments. Increased accounts payable and accrued expenses resulted from larger year end inventory balances, increased customer liabilities and construction in progress accruals.

Net cash used in investing activities was $20.5 million in fiscal 2006. Net cash provided by investing activities was $1.5 million in fiscal 2005. Net cash used in investing activity was $3.1 million in fiscal 2004. The cash used in investing activities of $20.5 million in fiscal 2006 was the result of capital expenditures primarily to build out new stores and our new corporate office.

Net cash provided by financing activities was $30.8 million in fiscal 2006. Net cash used in financing activities was $11.6 million in fiscal 2005 primarily due to net transfers made to Alloy, Inc. Net cash provided by financing activity was $9.7 million in fiscal 2004. Net cash provided by financing activities in fiscal 2006 was due to $19.8 million of net proceeds from the sale of stock in the rights offering, $3.0 million of proceeds from the exercise of stock options by employees of Alloy, Inc. and the Company, and $8.2 million received from Alloy Inc. associated with the settlement of a cash true-up as defined in our distribution agreement.

Going forward, our primary cash requirements include construction and fixture costs related to the opening of new retail stores and for maintenance and selective remodeling expenditures for existing stores, as well as, incremental inventory required for the new stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

We expect that in fiscal 2007, our capital expenditures will exceed our cash flows from operations by approximately $4 to $6 million. We also expect that as a result of our seasonal business, borrowings under our credit facility will occur beginning with the second quarter and continue into the fourth quarter with a goal of no borrowings under our facility at the end of fiscal 2007. Further, we expect our capital expenditures related to our retail store expansion, net of landlord contributions, combined with other capital projects related to systems and planning initiatives and construction and fixtures for the newly leased corporate facility, to be approximately $20 to $22 million. Beyond that time frame, if we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flows from operations are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our then current stockholders. If financing were not available when required or were not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. See Part 1, Item 1A, “Risk Factors.”

Contractual Obligations

The following table presents our significant contractual obligations as of February 3, 2007 (in thousands):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage Loan Agreement Principal(1)	$2,545	$139	$2,406	$—	$—
Interest on Mortgage Loan(1)	355	190	165	—	—
Operating Lease Obligations(2)	93,337	12,413	25,112	21,186	34,626
Purchase Obligations(3)	18,844	18,844	—	—	—
Future Severance-Related Payments(4)	3,542	1,931	1,611	—	—

Total	$118,623	$33,517	$29,294	$21,186	$34,626

(1)	Our mortgage loan agreement is related to the purchase of a distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores.
(3)	Our purchase obligations are primarily related to inventory commitments.
(4)	Our future severance-related payments primarily consist of a severance agreement and a non-competition agreement with a former employee of dELiA*s Corp.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 11 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales, principally in our direct marketing segment, was approximately $1.5 million, $1.3 million and $1.3 million for the fiscal years 2006, 2005 and 2004, respectively.

Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed.

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets. Deferred catalog costs as of February 3, 2007 and January 28, 2006 were approximately $3.2 million and $3.6 million, respectively.

Catalog costs expensed for fiscal 2006, 2005 and 2004 were approximately $32.7 million, $31.9 million and $27.2 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Inventories

Inventories, which consist of finished goods, including certain expenses capitalized, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

Goodwill and Other Indefinite-Lived Intangible Assets

We follow the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” Goodwill that previously was being amortized to earnings is no longer amortized, but is periodically tested for impairment.

In fiscal 2004, we recorded charges of $181,000, for the impairment of indefinite-lived intangible assets (see note 5 to our financial statements).

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

In the fiscal year ended January 28, 2006, we recorded an impairment charge of approximately $889,000, which consists of an impairment charge of $522,000 related to property and equipment and an impairment charge of $367,000 related to mailing lists (see notes 4 and 5).

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements. The Company records sales tax charged on merchandise sales on a net basis (excluded from revenues).

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 was effective for the Company for Fiscal 2006. The adoption of SAB No. 108 did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB released FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 will be effective for the Company on February 3, 2008 (the first day of fiscal 2008). The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 157.

In February 2007, the FASB released FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company on February 3, 2008 (the first day of fiscal 2008). The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 159.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Restated Credit Facility principally to facilitate the purchase of merchandise.

dELiA*s Brand, LLC, one of our subsidiaries, entered into a license agreement in 2003 with JLP Daisy that grants JLP Daisy exclusive rights (except for our rights) to use the dELiA*s trademarks to advertise, promote and market the licensed products, and to sublicense to permitted sublicensees the right to use the trademarks in connection with the manufacture, sale and distribution of the licensed products to approved wholesale customers. See note 12 to the consolidated financial statements for further discussion of this license agreement.

At the time of the Spinoff, Alloy had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures are convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions, the combined share value of our common stock and Alloy, Inc. common stock exceed the conversion price of the Debentures. As of February 3, 2007, 4,053,933 shares of our common stock were issued in connection with the Debentures. We expect further conversion of the remaining 83,381 shares in the near term.

Prior to the Spinoff, Alloy, Inc. had warrants outstanding for the purchase of 1,326,309 shares in the aggregate of Alloy, Inc. common stock that were issued to certain purchasers of (i) Alloy, Inc. common stock in a private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such Warrants otherwise were exercisable and one-half that number of shares, or 663,155 shares of our common stock. We have agreed with Alloy, Inc. that we will issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants were unaffected by the Spinoff.

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

Effect of New Accounting Standards

We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2007 above and in note 2 to the consolidated financial statements.

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us during the past.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of February 3, 2007, we did not hold any marketable securities. We currently do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements, financial statement schedule and Notes to the consolidated financial statements of dELiA*s, Inc. and subsidiaries are annexed to and made part of this Annual Report on Form 10-K as pages F-1 through F-35. An index of such materials appears on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, February 3, 2007, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of February 3, 2007, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. This report appears below.

April 19, 2007

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders

dELiA*s, Inc.

New York, New York

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, that dELiA*s, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of dELiA*s, Inc. and its subsidiaries as of February 3, 2007 and January 28, 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended February 3, 2007, January 28, 2006 and January 31, 2005, respectively, and our report dated April 17, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

April 17, 2007

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter and year ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Directors and Executive Officers” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 3, 2007.

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

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 3, 2007, except that the sections in the definitive proxy statement entitled “Report of the Compensation Committee on Executive Compensation,” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About dELiA*s Security Ownership” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 3, 2007.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 3, 2007.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 3, 2007.

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

The list of exhibits required by this item is submitted in a separate section of this Annual Report on Form 10-K. See “Index to Exhibits”.

dELiA*s, Inc. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, effective January 29, 2006 the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” as revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 17, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

April 17, 2007

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 3, 2007	January 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$28,874	$2,523
Inventories, net	31,680	25,832
Prepaid catalog costs	3,157	3,621
Due from Alloy, Inc.	—	8,155
Other current assets	6,759	2,943

Total current assets	70,470	43,074
Property and equipment, net	39,543	24,886
Goodwill	40,204	40,204
Intangible assets, net	2,610	2,763
Other noncurrent assets	678	483

Total assets	$153,505	$111,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,821	$12,316
Current portion of mortgage note payable	139	106
Accrued expenses and other current liabilities	27,549	25,104

Total current liabilities	45,509	37,526
Deferred credits and other long-term liabilities	7,723	3,781
Long-term portion of mortgage note payable	2,406	2,574

Total liabilities	55,638	43,881

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $.001 par value: 25,000,000 shares authorized; none outstanding	—	—
Common Stock; $.001 par value; 100,000,000 shares authorized; 30,745,497 and 23,520,474 shares issued and outstanding	30	24
Additional paid-in capital	94,975	70,397
Retained earnings (accumulated deficit)	2,862	(2,892)

Total stockholders’ equity	97,867	67,529

Total liabilities and stockholders’ equity	$153,505	$111,410

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 31, 2005
Net revenues	$257,618	$226,730	$199,358
Cost of goods sold	155,780	138,597	129,900

Gross profit	101,838	88,133	69,458

Operating expenses:
Selling, general and administrative expenses	95,757	86,928	79,623
Impairment of indefinite-lived intangible assets	—	—	181
Impairment of long-lived assets	—	889	—
Restructuring charges	—	144	—

Total operating expenses	95,757	87,961	79,804

Income (loss) from continuing operations before interest income (expense) and income taxes	6,081	172	(10,346)
Interest income (expense), net	205	(799)	(623)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	6,286	(627)	(10,969)
Provision for income taxes	532	119	15

Income (loss) from continuing operations before cumulative effect of change in accounting principle	5,754	(746)	(10,984)
(Loss) income from discontinued business, net of taxes	—	(11,268)	1,612

Income (loss) before cumulative effect of change in accounting principle	5,754	(12,014)	(9,372)
Cumulative effect of change in accounting principle	—	1,702	—

Net Income (loss)	$5,754	$(10,312)	$(9,372)

Basic net income (loss) per share of Common Stock:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.21	$(0.03)	$(0.52)
(Loss) income from discontinued operations, net of taxes	—	(0.48)	0.08
Cumulative effect of change in accounting principle	—	0.07	—

Basic net income (loss) attributable to common stockholders per share	$0.21	$(0.44)	$(0.44)

Diluted net Income (loss) per share of Common Stock:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.18	$(0.03)	$(0.52)
(Loss) income from discontinued operations, net of taxes	—	(0.48)	0.08
Cumulative effect of change in accounting principle	—	0.07	—

Diluted net income (loss) attributable to common stockholders per share	$0.18	$(0.44)	$(0.44)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	27,545,738	23,379,602	21,303,453

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	31,564,157	23,379,602	21,303,453

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Divisional equity	Total
	Shares	Value
Balance January 31, 2004	—	$—	$—	$—	$82,642	$82,642
Net loss	—	—	—	—	(9,372)	(9,372)
Net transfers from Alloy, Inc.	—	—	—	—	7,354	7,354

Balance January 31, 2005	—	—	—	—	80,624	80,624

Net loss February 1, 2005 to December 19, 2005	—	—	—	—	(7,420)	(7,420)
Net transfers to Alloy, Inc.	—	—	—	—	(3,996)	(3,996)
Reclassification of divisional equity to Common stock and additional paid-in-capital	23,356,842	23	69,185	—	(69,208)	—
Net loss December 20, 2005 to January 28, 2006	—	—	—	(2,892)	—	(2,892)
Shares issued in private placement	161,507	1	1,200	—	—	1,201
Shares issued pursuant to exercise of stock options	2,125	—	12	—	—	12

Balance January 28, 2006	23,520,474	24	70,397	(2,892)	—	67,529

Shares issued pursuant to exercise of stock options	479,300	—	2,976	—	—	2,976
Shares issued pursuant to rights offering, net of expenses	2,691,790	3	19,825	—	—	19,828
Shares issued pursuant to convertible debentures	4,053,933	3	(3)	—	—	—
Adjustment to the reclassification of divisional equity to Common stock and additional paid-in-capital	—	—	686	—	—	686
Stock-based compensation	—	—	1,094	—	—	1,094
Net income	—	—	—	5,754	—	5,754

Balance February 3, 2007	30,745,497	$30	$94,975	$2,862	$—	$97,867

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,754	$(10,312)	$(9,372)
Less: (loss) income from discontinued operations	—	(11,268)	1,612
Less: cumulative effect of change in accounting principle	—	1,702	—

Income (loss) from continuing operations	5,754	(746)	(10,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	100	50	—
Depreciation and amortization	5,907	4,993	5,967
Impairment of indefinite-lived intangible assets	—	—	181
Impairment of long-lived assets	—	889	—
Stock-based compensation	1,094	—	—
Noncash management fees from Alloy, Inc.	—	289	1,452
Changes in operating assets and liabilities:
Inventories	(5,848)	(742)	1,691
Prepaid catalog costs and other current assets	(3,153)	(2,151)	(1,000)
Other noncurrent assets	299	(6)	(171)
Accounts payable, accrued expenses, and other liabilities	11,895	4,084	(547)
Net impact of discontinued operations	—	(506)	2,439

Net cash provided by (used in) operating activities	16,048	6,154	(972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,511)	(11,654)	(3,250)
Sale and disposal of capital assets	—	34	181
Proceeds from sale of discontinued operations	—	13,148	—
Net impact of discontinued operations	—	(41)	(20)

Net cash (used in ) provided by investing activities	(20,511)	1,487	(3,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from Alloy, Inc.	8,155	—	—
Payment of mortgage note payable	(135)	(111)	(122)
Payment of capitalized lease obligation	(10)	(10)	(149)
Reduction in restricted cash	—	—	3,270
Proceeds from private placement	—	1,201	—
Proceeds from rights offerings, net of cash expenses	19,828	—	—
Proceeds from exercise of employee stock options	2,976	12	—
Net cash transfers (to) from Alloy, Inc.	—	(12,681)	8,927
Net impact of discontinued operations	—	(32)	(2,276)

Net cash provided by (used in ) financing activities	30,814	(11,621)	9,650

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,351	(3,980)	5,589
CASH AND CASH EQUIVALENTS, beginning of period	2,523	6,503	914

CASH AND CASH EQUIVALENTS, end of period	$28,874	$2,523	$6,503

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY:
Cash paid during the period for:
Interest	$417	$527	$414
Income taxes	$145	$70	$—
Net noncash transfers from (to) Alloy, Inc.	$686	$8,685	$(1,573)

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005.

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

Private Placement and Rights Offering

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF Investments LLC purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000 and was recorded as a cost of raising capital.

Year-end Cash True Up

As part of the Spinoff, we agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million, in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in our distribution agreement with Alloy, Inc. Shortly after our 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006.

Basis of Financial Statement Presentation

The consolidated financial statements for the year ended January 28, 2006 and January 31, 2005 have been derived from the accounting records of Alloy, Inc. principally representing the retail store and direct marketing segments, using the historical results of operations and historical bases of assets and liabilities that we own and the businesses that we operate as a result of the Spinoff. Dan’s Competition, LLC (whose name we subsequently changed to “DC Restructuring, LLC” and who we sometimes refer to as “DCR”) historically reported in the direct marketing segment and has been reflected as a discontinued operation in the consolidated financial statements (see note 3 to our financial statements).

Management believes the assumptions underlying the consolidated financial statements are reasonable. Prior to completion of the Spinoff, Alloy, Inc. provided certain services to us including tax, treasury, legal, auditing, corporate development, risk management, regulatory, compensatory and other services. Identifiable costs and salaries that were specific to our business were directly allocated to our operating businesses. We and Alloy, Inc. considered these allocated charges to be a reasonable reflection of the utilization of services provided (see note 11 to our financial statements). Subsequent to the Spinoff, we have performed these services or contracted with outside service providers for such services.

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

2. Summary of Significant Accounting Policies

Fiscal Year

Effective December 19, 2005, the Company changed its financial year end to a fiscal year that is the 52- or 53-week period ending on the Saturday nearest to January 31st. Our annual accounting period ends on the Saturday nearest to January 31st. We refer to the 53-week fiscal year ended February 3, 2007 as “fiscal 2006,” to the 52-week fiscal year ended January 28, 2006 as “fiscal 2005,” and to the 52-week fiscal year ending January 31, 2005 as “fiscal 2004.” The change in fiscal year end did not materially impact our fiscal 2005 results of operations or year-over-year comparisons. The change in the fiscal year added an additional $4 million in merchandise revenue and approximately $700,000 of operating profit to our 2006 results of operations on a year over year basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected lives, and expected volatility assumptions used for 123(R) expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrant.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Principles of Consolidation

For the periods since its formation, the consolidated financial statements include the accounts of dELiA*s, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 3, 2007 and all other previous periods presented herein, the carrying amounts of cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at February 3, 2007 and January 28, 2006 approximates fair value as this debt has a variable interest rate that fluctuates with the market rate (see note 9 to our financial statements).

We calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value approximates book value, no additional disclosure is made. We use quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, we use standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of February 3, 2007, and January 28, 2006 were approximately $518,000 and $340,000, respectively.

Inventories

Inventories, which consist of finished goods, including certain expenses capitalized, are stated at the lower of cost (first-in, first out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of February 3, 2007 and January 28, 2006 were approximately $3.2 million and $3.6 million, respectively. Catalog costs expensed for the fiscal years ended February 3, 2007, January 28, 2006 and January 31, 2005 were approximately $32.7 million, $31.9 million, and $27.2 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The following estimated useful lives are used to determine depreciation or amortization:

Construction in progress	N/A
Leasehold improvements	Life of the lease*
Computer software and equipment	3 to 5 Years
Machinery and equipment	3 to 10 Years
Office furniture and store fixtures	5 to 10 Years
Building	39 Years
Land	N/A

*	defined as the lesser of an asset’s estimated useful life or the life of the related lease

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Indefinite-Lived Intangible Assets

We follow the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” Goodwill that previously was being amortized to earnings is no longer amortized, but is periodically tested for impairment.

For the fiscal year ended January 31, 2005, we recorded a charge of $181,000 for the impairment of indefinite-lived intangible assets (see note 5 to our financial statements).

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

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In the fiscal year ended January 28, 2006, we recorded an impairment charge of approximately $889,000, which consists of an impairment charge of $522,000 related to property and equipment and an impairment charge of $367,000 related to mailing lists (see notes 4 and 5).

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction (see note 11 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $1.5 million, $1.3 million and $1.3 million for the fiscal years ended February 3, 2007, January 28, 2006, and January 31, 2005, respectively.

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

Interest Income (Expense), Net

Interest income and expense is presented net in consolidated statements of operations. Interest income is derived from cash in bank accounts and held in a money market account. Interest income for the fiscal years ended February 3, 2007, January 28, 2006, and January 31, 2005 was $896,000, $0, and $26,000, respectively. Interest expense primarily relates to the mortgage note payable and the credit facility with Wells Fargo. Interest expense for the fiscal years ended February 3, 2007, January 28, 2006, and January 31, 2005 was $691,000, $799,000 and $649,000, respectively.

Income (loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128 “Earnings Per Share.” To determine the shares outstanding for the Company for the periods prior to the Spinoff, Alloy, Inc.’s weighted average number of shares is multiplied by the distribution ratio of one share of dELiA*s Inc. common stock for every two shares of Alloy, Inc. common stock. Basic income (loss) per share is computed by dividing the

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, restricted shares and convertible debentures . The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

Income (loss) per share calculations for each quarter include the appropriate weighted average effect for the quarter; therefore, the sum of quarterly earnings/loss per share amounts may not equal year-to-date income (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis.

	For The Fiscal Years Ended
	February 3, 2007	January 31, 2006	January 31, 2005
	(in thousands)
Weighted average common shares outstanding—basic	27,546	23,380	21,303
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	1,158	—	—
Convertible Debentures	2,860	—	—

Weighted average common and common equivalent shares outstanding—fully diluted	31,564	23,380	21,303

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table:

	For The Fiscal Years Ended
	February 3, 2007	January 31, 2006	January 31, 2005
	(in thousands)
Options, warrants and restricted shares	2,007	7,053	2,401
Conversion of 5.375% Convertible Debentures	—	4,137	4,137

Total	2,007	11,190	6,538

Operating leases

The Company leases property for its stores under operating leases. Operating lease agreements typically contain construction allowances, rent escalation clauses and/or contingent rent provisions.

For construction allowances, the Company records a deferred lease credit on the consolidated balance sheet and amortizes the deferred lease credit as a reduction of rent expense on the consolidated statement of operations over the terms of the leases. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statement of operations. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation of intended use, not necessarily the cash rent commencement date.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.

Employee Stock-Based Compensation

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year. The Consolidated Financial Statements as of and for the period ended February 3,2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income. Stock-based compensation recognized in the Consolidated Statement of Income for the year ended February 3, 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 29, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The Company recorded stock-based compensation expense of $1.1 million, or $0.03 per share, related to employee stock options under SFAS No. 123(R) included in Selling, General and Administrative expense in the Statement of Operations for the year ended February 3, 2007.

The per share weighted average fair value of stock options granted during the year ended February 3, 2007 was $3.78. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 31, 2005
Risk-free interest rates	4.85%	4.31%	3.43%
Expected lives	4 years	4 years	5 years
Expected volatility	48%	48%	68%
Expected dividend yields	—	—	—

Prior to the adoption of SFAS No. 123(R) on January 29, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the Consolidated Financial Statements prior to the adoption of SFAS No. 123(R). Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net loss attributable to common stockholders for the fiscal years ended January 28, 2006 and January 31, 2005 would have decreased to the pro forma amount presented below.

	For the Fiscal Years Ended
	January 28, 2006	January 31, 2005
Net loss	$(10,312)	$(9,372)
Less: total stock-based employee compensation costs determined under fair value based method for all awards	(441)	(1,138)

Pro forma net loss	$(10,753)	$(10,510)

Basic and fully dilutive loss per share
As reported	$(0.44)	$(0.44)
Pro forma	$(0.46)	$(0.49)

The following table summarizes transactions in dELiA*s Inc. stock options during the fiscal year ended:

	February 3, 2007
	Options	Weighted- Average Exercise Price per Option
Options outstanding as of January 29, 2006	6,291,219	$9.27
Options granted	458,800	8.88
Options exercised	(416,755)	7.29
Options cancelled or expired	(475,929)	11.85

Outstanding, end of year	5,857,335	$9.18

Exercisable, end of year	2,997,533	$10.82

The intrinsic value of stock options exercised during the year end February 3, 2007 was approximately $1.3 million. The aggregate intrinsic value of stock options outstanding and vested stock options at February 3, 2007 was $8.8 million.

Unexercised options to purchase Alloy, Inc. common stock held by our employees and outstanding on the effective date of the Spinoff were converted to options to acquire our common stock. The stock options, as

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

converted, assumed the same vesting provisions, contractual life and other terms and conditions as the Alloy, Inc. options they replaced. The number of shares and exercise price of each converted stock option were adjusted so that each new option to purchase our common stock had the same ratio of exercise price per share to market value per share and the same aggregate difference between market value and exercise price as the Alloy, Inc. stock options so converted. No new measurement date occurred upon conversion.

A summary of the status of the Company’s non-vested shares as of January 28, 2006, and changes during the twelve month period ended February 3, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Shares at January 28, 2006	3,829,925	$1.65
Granted	458,800	3.77
Vested	(1,245,579)	1.77
Cancelled	(183,344)	2.45

Non-vested Shares at February 3, 2007	2,859,802	$1.83

As of February 3, 2007, there was $742,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 12 months.

Shares Reserved For Future Issuance

Stock options and restricted shares

Prior to the Spinoff, we issued options to purchase 2,150,000 shares of our common stock at an exercise price of $7.43 to certain senior management of the company. These options vest over a four-year period.

In connection with the completion of the Spinoff, outstanding Alloy, Inc. stock options and restricted shares held by persons who were not or did not become employees of ours were converted into adjusted options to purchase Alloy, Inc. common stock and new options and restricted shares of our common stock. We issued 3,131,583 options and 98,792 shares of restricted stock in respect to such Alloy, Inc employees who remained with Alloy, Inc. after the Spinoff. We also converted outstanding Alloy, Inc. stock options held by persons who were our employees at the time of the Spinoff, or became our employees after the Spinoff into 956,118 dELiA*s options. These amounts were determined based on the relative market values of our and Alloy, Inc. common stock following the Spinoff so that each replacement dELiA*s, Inc. stock option will have the same aggregate intrinsic value and the same ratio of the exercise price per share to market value per share as the Alloy, Inc. stock option it replaced. Vesting provisions, option terms and other terms and conditions of the replaced Alloy, Inc. options remain unchanged.

Warrants and Convertible Debentures

Prior to the Spinoff, Alloy, Inc. had warrants outstanding for the purchase of 1,326,309 shares in the aggregate of Alloy, Inc. common stock that were issued to certain purchasers of (i) Alloy, Inc. common stock in a private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such Warrants otherwise were exercisable and one-half that number of shares, or 663,155 shares of our common stock. We have agreed with

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Alloy, Inc. that we will issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants were unaffected by the Spinoff.

On April 13, 2005, Alloy, Inc. entered into a letter agreement with MLF Investments, LLC (“MLF”), which was Alloy, Inc.’s largest shareholder at the time, and which became our largest shareholder immediately after the Spinoff and which is controlled by Matthew L. Feshbach, our Chairman of the Board, under which MLF agreed to backstop the rights offering of dELiA*s, Inc. Under this agreement, MLF agreed that it would, and cause its affiliates to, exercise all of the rights to be distributed to it and them in the rights offering and would purchase all shares of our common stock underlying the rights at the exercise price in such offering. Additionally, if, at the end of the period established in the rights offering for the exercise of the rights, there were rights of other of our stockholders that remained unexercised, MLF agreed that it would, directly or through one or more affiliated investment funds, purchase all of our common stock underlying all unexercised rights at the exercise price. In February 2006, MLF purchased 621,220 shares for total proceeds of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received, as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000 and was recorded as a cost of raising capital.

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market values of our and Alloy, Inc. common stock following the Spinoff, we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. In addition, as a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of February 3, 2007, 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with the Debentures. We expect further conversion of such Debentures may occur in the near term. When these transactions occur, they will be recorded as a component of stockholders’ equity and would not have an impact on the statement of operations.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We were a member included in the consolidated tax return of Alloy, Inc. We have not historically been party to a formalized tax sharing agreement with Alloy, Inc., but have consistently followed an allocation policy whereby Alloy, Inc. has allocated to the members of its consolidated return provisions and/or benefits based on each member’s taxable income or loss. This allocation methodology results in the recognition of deferred assets and liabilities for the differences between the financial statements’ carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Alloy, Inc. had allocated current tax benefits to us that have generated losses that are utilized or expected to be utilized on the consolidated return. This allocation methodology may not be consistent with that calculated on a stand-alone tax return basis. In addition, Alloy, Inc. managed its tax position on a consolidated basis, and its tax strategies were not necessarily reflective of those tax strategies that we would have followed or will follow as a stand-alone company.

Recently Issued Accounting Pronouncements

The following pronouncements impact our financial statements as discussed below:

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for the Company’s fiscal year beginning February 4, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements. The Company records sales tax charged on merchandise sales on a net basis (excluded from revenues).

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 was effective for the Company for Fiscal 2006. The adoption of SAB No. 108 did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB released FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under GAAP, establishes a framework for

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 will be effective for the Company on February 3, 2008 (the first day of fiscal 2008). The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 157.

In February 2007, the FASB released FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company on February 3, 2008 (the first day of fiscal 2008). The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 159.

Change in Accounting Principle

Effective February 1, 2005, the Company changed its method of accounting for certain buying, warehousing and distribution costs. Prior to this change, the Company had included such expenses as period expenses. Beginning in fiscal 2005, such costs have been capitalized as part of the cost of inventory. The Company believes that the capitalization of these expenses provides a better measurement of the costs incurred to put merchandise in a position to be sold to our customers. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes “, changes in accounting policy are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of February 1, 2005 have been reflected in the fiscal 2005 consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $1.7 million. The pro forma effect of application of the change to prior years’ net loss and net loss per share amounts has not been significant.

3. Discontinued Operations

DC Restructuring, LLC

On May 31, 2005 Alloy, Inc. and DCR entered into an Asset Purchase Agreement pursuant to which DCR agreed to sell substantially all of its assets and liabilities to XP Innovation, LLC, a limited liability company formed and owned by the then existing management of DCR, none of whom was currently an executive officer or director of Alloy, Inc. or us, in consideration of a cash payment of $13.0 million at closing, and a working capital adjustment of $148,000.

The total loss on the disposition of the related net assets, which was accounted for in our first fiscal quarter of 2005, was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. The results of operations of DCR have been classified as discontinued operations. The discontinued operations generated revenue of $5.7 million and $20.3 million and a net (loss) income of approximately ($11.3 million) and $1.6 million for the fiscal years ended January 28, 2006 and January 31, 2005, respectively.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment (net) consisted of the following:

	February 3, 2007	January 28, 2006
Construction in progress	$5,340	$1,111
Computer equipment	10,190	8,521
Machinery and equipment	8,903	6,538
Office furniture and store fixtures	7,499	7,220
Leasehold improvements	16,379	6,840
Building	7,559	7,559
Land	500	500

	56,370	38,289
Less: accumulated depreciation and amortization	(16,827)	(13,403)

	$39,543	$24,886

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $5.8 million, $4.6 million, and $5.2 million for the fiscal years ended February 3, 2007, January 28, 2006, and January 31, 2005, respectively.

We performed an impairment analysis of long-lived assets during the second quarter of fiscal 2005 and recognized an impairment charge of approximately $522,000 related to property and equipment.

With regard to costs required to complete new stores where build out had already begun as of February 3, 2007, such amount is expected to be approximately $2.5 million.

5. Goodwill and Intangible Assets

Our acquired intangible assets were as follows:

	February 3, 2007		January 28, 2006		Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$67	$78	$63	6.0
Noncompetition agreements	390	297	390	237	4.3
Websites	689	689	689	631	3.0
Leasehold interests	190	103	300	182	5.6

	$1,347	$1,156	$1,457	$1,113

Non-amortizable intangible assets:
Goodwill	$40,204	$—	$40,204	$—
Trademarks	$2,419	$—	$2,419	$—

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.7 years. The amortization expense related to fiscal years ended February 3, 2007, January 28, 2006, and January 31, 2005, was $153,000, $392,000, and $722,000, respectively. As of February 3, 2007 the estimated remaining amortization expense for each of the next four fiscal years is approximately, $93,000, $68,000 and $30,000, and $0, respectively.

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

During fiscal 2006, due to the closing of two stores, $110,000 of fully amortized leasehold interests were retired.

Refer to note 2, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets and Impairment of Long Lived Intangible Assets”, for further details regarding our procedure for evaluating goodwill and other intangible assets for impairment.

6. Restructuring Charges

During the Fiscal year ended January 28, 2006, we recognized an additional restructuring charge of $144,000 related to lease payments of an abandoned CCS fulfillment facility. As of February 3, 2007, no restructuring liability remained related to this facility.

As part of the dELiA*s Corp. acquisition, which was completed during the third quarter of fiscal 2003, we recorded a $6.5 million restructuring liability. At the time, we were contractually obligated to pay certain termination costs to three executives of dELiA*s Corp. We estimated liabilities related to the net present value of these termination costs to be approximately $2.7 million. In addition, we estimated $3.8 million of store exit and lease costs and severance related to the closing of up to 17 dELiA*s retail stores. During the third quarter of fiscal 2004, primarily as a result of decreasing the number of store closings, we recorded an approximate $2.6 million decrease to the dELiA*s Corp.-related restructuring liability and a corresponding adjustment to goodwill. As of February 3, 2007 and January 28, 2006 an accrual of $1.0 million and $1.1 million remained to cover future contractual obligations, of which $140,000 was classified as short term. The remaining liability relates to the present value of the severance obligation of which approximately $140,000 is payable in September of 2007, and $1.5 million is payable in September of 2008.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize our restructuring activities:

Type of Cost	Contractual Obligations	Severance & Personnel Costs	Total
Balance at January 31, 2004	$6,043	$174	$6,217
Payments and write-offs fiscal 2004	(1,829)	(56)	(1,885)
Adjustment of dELiA*s Corp. opening balance sheet	(2,477)	(118)	(2,595)

Balance at January 31, 2005	1,737	—	1,737
Payments and write-offs for fiscal 2005	(766)	—	(766)
CCS restructuring costs	144	—	144

Balance at January 28, 2006	1,115	—	1,115
Payments and write-offs for fiscal 2006	(140)	—	(140)

Balance at February 3, 2007	$975	$—	$975

As of February 3, 2007 and January 28, 2006, the restructuring accruals are classified on our consolidated balance sheets as a current liability of approximately $140,000 and $140,000, respectively, and a long-term liability of approximately $835,000 and $1.0 million, respectively.

7. Credit Facility

On May 17, 2006, dELiA*s, Inc. and certain of its wholly-owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”). The Restated Credit Facility is a secured revolving credit facility upon which the Company may draw for working capital and capital expenditure requirements and has an initial credit limit of $25 million. The Restated Credit Facility may also be used for letters of credit up to an aggregate amount of $10 million.

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit, however, requires the Company to pay an origination fee of 0.20% of the amount of the increase. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The initial term of the Restated Credit Facility is three years, and the interest rate is the prime rate announced from time to time by Wells Fargo Bank, N.A. or the LIBOR rate, plus the applicable margins, as set forth in the Restated Credit Facility.

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

In addition to dELiA*s, Inc., borrowers under the Restated Credit Facility include Alloy Merchandise, LLC, dELiA*s Assets Corp., Skate Direct, LLC, dELiA*s Group, Inc., dELiA*s Operating Company and dELiA*s Retail Company, all of which are wholly owned subsidiaries of dELiA*s, Inc. The Restated Credit Facility is guaranteed by dELiA*s Distribution Company, iTurf Finance Company, dELiA*s Properties Inc. and AMG Direct, LLC, all of which are wholly-owned subsidiaries of dELiA*s, Inc., and is secured by substantially all of the assets of the Company and such guarantors.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 3, 2007, the unused available credit under the Restated Credit Facility was $9.5 million and approximately $4.7 million of letters of credit were outstanding. As of February 3, 2007 and January 28, 2006 there were no outstanding balances under the Restated Credit Facility. The effective interest rate on funds borrowed from Wells Fargo during fiscal 2006 was 6.96%.

The Restated Credit Facility contains various affirmative and negative covenants given by the Company and contains certain limitations on, among other things, the annual amount of capital expenditures the Company may make and the number of new stores that the Company may open each year.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	February 3, 2007	January 28, 2006
Accrued sales tax	$2,397	$1,826
Credits due to customers	12,694	10,840
Allowance for sales returns	1,271	1,366
Accrued restructuring costs	140	140
Other	11,047	10,932

	$27,549	$25,104

9. Long-Term Liabilities

Deferred Credits

Deferred credits consist of deferred rent and the favorable leasehold valuation established as part of the dELiA*s Corp. acquisition accounting. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash tenant allowances and have reported these amounts as deferred rent which is amortized to rent expense over the term of the lease, also commencing with date of possession. Deferred rent as of February 3, 2007 and January 28, 2006 was $2.5 million and $1.0 million, respectively.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 16, 2005, the parties entered into a Third Amendment to the Construction Loan Agreement, which eliminated Alloy, Inc. as a guarantor of the loan and modified the financial covenant to, among other things, include only the results of dELiA*s, Inc.

dELiA*s Inc. was in compliance with the modified covenant for the year ended February 3, 2007 and January 28, 2006. As of February 3, 2007 the current and long-term mortgage note payable balances were $139,000 and $2.4 million, respectively. As of January 28, 2006 the current and long-term mortgage note payable balances were $106,000 and $2.6 million, respectively. The mortgage loan is secured by the distribution facility and related property. The mortgage note payable has the following scheduled maturities: $139,000 and $2.4 million in fiscal years 2007 and 2008, respectively. The effective interest rate on the Mortgage Note during fiscal 2006 was 7.02%.

10. Income Taxes

The components of the provision for income taxes consist of the following for the fiscal years ended:

	February 3, 2007	January 28, 2006	January 31, 2005
	(In thousands)
Current:
State	$346	$119	$15
Federal	186	—	—

Total current	532	119	15

Net income tax expense	$532	$119	$15

Included in the fiscal year end 2005 current year loss from discontinued operations was a $207,000 current federal income tax provision.

The difference between the total expected tax expense using the statutory rates of 34% and tax expense for the fiscal years ended:

	February 3, 2007	January 28, 2006	January 31, 2005
Computed expected tax expense (benefit)	34%	(34)%	(34)%
State taxes, net of federal benefit	12%	13%	(6)%
Goodwill impairment	0%	0%	0%
Change in future state tax rate	0%	0%	24%
All other individually less than 5%	3%	1%	(1)%
Alternative Minimum Tax	3%	0%	0%
Change in valuation allowance	(43)%	39%	17%

Total expense	9%	19%	0%

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	February 3, 2007	January 28, 2006
	(In thousands)
Deferred tax assets:
Accruals and reserves	$4,198	$4,672
Plant and equipment	3,102	2,768
Other	206	—
Net operating loss carry forwards	13,122	16,191

Gross deferred tax assets	20,627	23,631
Valuation allowance	(17,968)	(20,740)

Total deferred tax assets	2,660	2,891

Deferred tax liabilities:
Identifiable intangible assets	(798)	(847)
Other	(1,862)	(2,044)

Total deferred tax liabilities	(2,660)	(2,891)

Net deferred tax assets	$—	$—

Prior to the completion of the Spinoff, we were included in Alloy, Inc.’s consolidated federal and certain state income tax groups for income tax purposes. For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $33 million at February 3, 2007 expiring through January 31, 2026. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes and may experience such future changes. In addition, the annual limitations may result in the expiration of net operating losses before utilization.

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

For the years ended February 3, 2007 and January 28, 2006, the valuation allowance decreased $2.8 million and decreased $627,000, respectively. As we have experience taxable losses in the recent past, management maintains its position that it is not yet more-likely-than-not that the net deferred tax assets will be realized prior to expiration.

We have entered into a tax separation agreement with Alloy, Inc. in order to allocate the responsibilities for certain tax matters, among other matters (see note 11 to our financial statements).

11. Other Related Party Transactions

Services and Revenues

Prior to the Spinoff, Alloy, Inc. provided certain services to us including tax, treasury, legal, auditing, corporate development, risk management, regulatory, compensatory and other services. Identifiable costs and

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

salaries that were specific to our business were directly allocated to our operating businesses. Costs incurred by Alloy, Inc. but not specifically attributable to our operating businesses were allocated principally based on either dedicated headcount, estimates of time dedicated to the operating businesses or estimates of services used proportional to the operating businesses. Management believes the methods used to effect such allocations are reasonable.

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

The following table summarizes the related party transactions:

	For the Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 31, 2005
Revenue	$1,018	$1,287	$1,323

Expenses:
Finance		427	922
Information Technology	1,114	938	1,244
Legal		14	655
Insurance		854	637
Human Resources		11	11
Other		—	144

Total Expenses	$1,114	$2,244	$3,613

Net Transfers from (to) Alloy, Inc.

Prior to the spinoff, Alloy, Inc provided financing to us through cash flows from its other operations and external capital raised. Although Alloy, Inc. did not charge interest on this financing, in the event interest had been charged, we estimate that interest expense on cash funding would have been $0, $0, and $613,000 for the fiscal years 2006, 2005 and 2004, respectively. In calculating the estimated interest expense, we utilized the interest rate on Alloy, Inc.’s Debentures of 5.375%.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of fiscal 2006, we recorded an adjustment to the reclassification of divisional equity to common stock and additional paid in capital. The adjustment of $686,000 related to a prepaid insurance policy paid by Alloy, Inc. that related to the dELiA*s, Inc. business.

Included in the consolidated statements of cash flows are certain noncash transfers from (to) Alloy, Inc. These relate to the contribution of the acquired businesses of Girlfriends LA, Old Glory and dELiA*s Corp., purchase accounting adjustments and asset transfers.

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

Information Technology and Intellectual Property Agreement. We have entered into the following agreements with Alloy, Inc.:

Managed Services Agreement—Pursuant to a managed services agreement, Alloy, Inc. will provide us with website hosting, data communication management, security and other managed services in support of our e-commerce webpages and applications.

Application Software License Agreement—Alloy, Inc. licensed to us the right to use its proprietary e-commerce software.

Professional Services Agreement—Alloy, Inc. provides us with software license support services.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media Services Agreement—We have entered into a media service agreement with Alloy, Inc. pursuant to which Alloy, Inc. has been appointed as our exclusive sales agent for the purpose of providing the following media and marketing-related services to us: internet advertising, catalog advertisements and insertions, sampling, and database collection and marketing.

OCM Call Center Agreement. Prior to the distribution, we and Alloy, Inc. entered into an agreement pursuant to which we will continue to provide certain call center services to On Campus Marketing, LLC, Collegiate Carpets, LLC, and Carepackages, LLC, which are indirect subsidiaries of Alloy, Inc. The term of the agreement is one year with automatic renewal for successive one year terms. As compensation for the call center services OCM is responsible for 105% of their proportionate share of all variable costs and a management fee of $7,000 per month.

12. Commitments and Contingencies

Leases

We lease dELiA*s retail stores, a call center, office space, storage space and certain computer equipment under noncancelable operating leases with various expiration dates through 2018. As of February 3, 2007, future net minimum lease payments were as follows:

Fiscal Year:	Operating Leases
(in thousands)
2007	$12,413
2008	12,501
2009	12,611
2010	11,150
2011	10,036
Thereafter	34,626

Total minimum lease payments	$93,337

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

Rent expense was approximately $12.5 million, $10.0 million, and $10.0 million for the fiscal years 2006, 2005, and 2004, respectively. There were no contingent rent payments made during these periods.

With regard to costs required to complete new stores where build out had already begun as of February 3, 2007, such amount is expected to be approximately $2.5 million.

On August 14, 2006, dELiA*s, Inc. entered into a Lease with Matana LLC to lease part of the 9th floor and the entire 10th floor at 50 West 23 rd Street, New York, New York (the “Lease”). The premises will house the Company’s principal executive offices. The Lease was effective on September 1, 2006. The term of the Lease is ten years from the rent commencement date with six months of free rent from the date of delivery . The base annual fixed rent for the first year after the rent commencement date is $1,671,040 subject to a 2.5% compounded

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed annual increase for each following year and subject to a two dollar per square foot increase in the base annual fixed rent commencing in the sixth year as set forth in the Lease. Pursuant to the terms of the Lease, the landlord provided a tenant improvement allowance of an amount not to exceed (i) $1,827,700 in connection with certain initial alterations and (ii) an additional $40,000 in connection with certain other construction costs. The Company is scheduled to move into the premises in April 2007. The Company recorded this allowance as deferred lease credits as of February 3, 2007.

Sales Tax

At present, with respect to the Alloy and CCS catalogs, sales or other similar taxes are collected in respect of direct shipments of goods to consumers located in states where these operations have a physical presence or personal property. With respect to the dELiA*s catalogs, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or other personal property. However, various other states or foreign countries may seek to impose sales tax obligations on such shipments in the future. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the internet. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on our operations

License Agreement

In February 2003, dELiA*s Brand LLC, a subsidiary of dELiA*s Corp., entered into a master license agreement with JLP Daisy to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a $16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is approximately 10 years, which is subject to an extension of up to five years under specified circumstances. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including, at our option, upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. We have held preliminary discussions with JLP Daisy about modifying the terms of this master license agreement, but, to date, no definitive agreement has been reached regarding such modifications. We have not recorded any amounts associated with the license agreement.

Employment Agreements

On December 6, 2005, we entered into an employment agreement with Robert Bernard, our Chief Executive Officer. If Mr. Bernard is terminated without “cause” (as defined in the offer letter) prior to the second anniversary of the Spinoff, he will be entitled to receive severance equal to the total amount of salary payable to him through the second anniversary of the spinoff, plus, all unvested options previously granted to him immediately will vest. Mr. Bernard’s annual salary is set at $600,000. In addition, there are six other executives of the Company with severance agreed to in employment agreements and offer letters depending on various circumstances that, in total, aggregate $1.7 million.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Plan

Full and part-time employees who are at least 21 years of age are eligible to participate in the dELiA*s Inc. 401(k) Profit Sharing Plan (the “Plan”). Under the Plan, employees can defer 1% to 75% of compensation as defined. The Company began in fiscal 2006 to match contributions in cash of $0.50 per employee contribution dollar on the first 5% of the employee contribution. The employees’ contribution is 100% vested, while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $229,000, $0 and $0 for fiscal years 2006, 2005 and 2004, respectively.

Litigation

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004, dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004, a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005 dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. Briefs have been submitted to the Appellate Court and all proceedings in this matter are stayed pending the resolution of the appeal. While we believe we have a valid defense, we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action. Litigation is inherently unpredictable and we could be liable for amounts in excess of $3.5 million.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the action set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

13. Segment Reporting

The Company’s executive management, being its chief operating decision makers, work together to allocate resources and assess the performance of the Company’s business. The Company’s executive management manages the Company as two distinct operating segments, direct marketing and retail stores. Although offering

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Direct Marketing Segment	Retail Store Segment	Total(1)
	(In thousands)
Total Assets
February 3, 2007	$99,734	$53,771	$153,505
January 28, 2006	83,145	28,265	111,410
January 31, 2005	79,235	17,536	96,771
Capital Expenditures
February 3, 2007	$3,671	$16,840	$20,511
January 28, 2006	737	10,917	11,654
January 31, 2005	2,848	402	3,250
Depreciation and Amortization
February 3, 2007	$1,812	$4,095	$5,907
January 28, 2006	2,197	2,796	4,993
January 31, 2005	3,060	2,907	5,967
Goodwill
February 3, 2007	$40,204	$—	$40,204
January 28, 2006	40,204	—	40,204
January 31, 2005	40,204	—	40,204

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 31, 2005
Net revenues:
Direct marketing	$173,524	$158,030	$135,297
Retail store	84,094	68,700	64,061

Total net revenues	257,618	226,730	199,358

Operating Income (loss):
Direct marketing	15,236	7,186	(560)
Retail store	(9,155)	(7,014)	(9,786)

Income (loss) from continuing operations before interest (income) expense and income taxes	6,081	172	(10,346)
Interest income (expense), net	205	(799)	(623)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$6,286	$(627)	$(10,969)

Included in the operating loss in fiscal 2004 is approximately $181,000 in charges representing the impairment of indefinite-lived intangible assets in the direct marketing segment.

Included in the operating loss in fiscal 2005 are charges in the direct marketing segment of $522,000 related to the impairment of property and equipment and $367,000 related to the impairment of mailing lists. Also included in the operating loss in fiscal 2005 was a restructuring charge of $144,000 recorded in the direct marketing segment related primarily to an abandoned facility’s rent expense.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	For the Fiscal Year Ended February 3, 2007				For the Fiscal Year Ended January 28, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$51,870	$48,851	$67,533	$89,364	$44,665	$43,381	$60,318	$78,366
Gross profit	19,640	17,577	28,133	36,488	15,710	15,815	24,457	32,151
Total operating expenses	20,988	21,059	24,536	29,174	18,537	20,028	22,513	26,883
(Loss) income from continuing operations before interest income (expense) and income taxes	(1,348)	(3,482)	3,597	7,314	(2,827)	(4,213)	1,944	5,268
(Loss) income from continuing operations before cumulative effect of change in accounting principle	(1,220)	(3,129)	3,269	6,834	(2,942)	(4,346)	1,684	4,858
(Loss) income from discontinued business, net of taxes	—	—	—	—	(11,253)	192	—	(207)
Net (loss) income before cumulative effect of change in accounting principle	(1,220)	(3,129)	3,269	6,834	(14,195)	(4,154)	1,684	4,651
Cumulative effect of change in accounting principle(1)	—	—	—	—	1,702	—	—	—
Net (loss) income	$(1,220)	$(3,129)	$3,269	$6,834	$(12,493)	$(4,154)	$1,684	$4,651

Basic net (loss) earnings attributable to common stockholders per share
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.05)	$(0.12)	$0.12	$0.23	$(0.14)	$(0.20)	$0.07	$0.21
(Loss) income from discontinued operations, net of taxes	—	—	—	—	(0.52)	0.01	—	(0.01)
Cumulative effect of change in accounting principles	—	—	—	—	0.08	—	—	—

Basic net (loss) earnings attributable to common stockholders per share	$(0.05)	$(0.12)	$0.12	$0.23	$(0.58)	$(0.19)	$0.07	$0.20

Fully dilutive net (loss) earnings attributable to common stockholders per share
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.05)	$(0.12)	$0.11	$0.21	$(0.14)	$(0.20)	$0.06	$0.17
(Loss) income from discontinued operations, net of taxes	—	—	—	—	(0.52)	0.01	—	—
Cumulative effect of change in accounting principles	—	—	—	—	0.08	—	—	—

Fully dilutive net (loss) earnings attributable to common stockholders per share	$(0.05)	$(0.12)	$0.11	$0.21	$(0.58)	$(0.19)	$0.06	$0.17

(1)	Effective February 1, 2005, the Company changed its method of accounting for certain buying, warehousing and distribution costs. Prior to the change these costs were included as a period cost and expensed as incurred. These costs are now capitalized into inventory and have been reflected in the statement of operations in the first quarter of fiscal 2005 as a cumulative effect of change in accounting principle of $1.7 million.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

dELiA*s, Inc.

New York, New York

The audits referred to in our report dated April 17, 2007 relating to the consolidated financial statements of dELiA*s, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP

New York, New York

April 17, 2007

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(excluding discontinued operations)

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(In thousands)
Reserve for sales returns and allowances:
February 3, 2007	$1,366	$19,267	$19,362	$1,271
January 28, 2006	1,010	17,892	17,536	1,366
January 31, 2005	1,062	15,800	15,852	1,010

Reserve for inventory:
February 3, 2007	$4,940	$3,107	$3,303	$4,744
January 28, 2006	6,032	434	1,526	4,940
January 31, 2005	6,424	2,277	2,669	6,032

Valuation allowance for deferred tax assets:
February 3, 2007	$20,740	$—	$2,772	$17,968
January 28, 2006	21,367	—	627	20,740
January 31, 2005	20,667	700	—	21,367

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date: April 19, 2007	By:	/s/ ROBERT E. BERNARD
Robert E. Bernard
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW L. FESHBACH Matthew L. Feshbach	Chairman and Director	April 19, 2007

/s/ ROBERT E. BERNARD Robert E. Bernard	Chief Executive Officer and Director (Principal Executive Officer)	April 19, 2007

/s/ WALTER KILLOUGH Walter Killough	Chief Operating Officer and Director	April 19, 2007

/s/ CARTER S. EVANS Carter S. Evans	Director	April 19, 2007

/s/ PETER D. GOODSON Peter D. Goodson	Director	April 19, 2007

/s/ GENE WASHINGTON Gene Washington	Director	April 19, 2007

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 19, 2007

/s/ STEPHEN A. FELDMAN Stephen A. Feldman	Chief Financial Officer (Principal Accounting Officer)	April 19, 2007

INDEX TO EXHIBITS

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.23 hereto) (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.1	dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3

Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No.

333-128153)).

10.4	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.5	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.6	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7	Registration Rights Agreement dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.9	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.10	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

1

10.11	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.12	Call Center Services Agreement, dated as of December 19, 2005, between AMG Direct, LLC and On Campus Marketing, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.13	Managed Services Agreement, dated as of December 19, 2005 between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.14	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.15	Professional Services Agreement, dated as of December 19, 2005, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.16	Form of Media Services Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.17	401(k) Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.17.1	401(k) Agreement (supplanting and replacing Exhibit 10.17 incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.18	Lease Agreement dated May 3, 1995 between dELiA*s Group Inc. (f/k/a dELiA*s Inc.) and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the “Lease Agreement”); Modification and Extension of Lease Agreement, dated September 26, 1996 (incorporated by reference to the dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Registration Statement on Form S-1 filed January 25, 1999 (Registration No. 333-15153)).

10.18.1	Agreement dated April 4, 1997 between dELiA*s Group Inc. f/k/a dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Annual Report on Form 10-K filed on April 28, 1997).

10.18.2	Agreement dated October 7, 1997 between dELiA*s Group Inc. f/k/a dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York, amending the Lease Agreement (incorporated by reference to dELiA*s Group Inc.’s (f/k/a dELiA*s Inc.) Quarterly Report on Form 10-Q filed on December 5, 1977).

10.19	Amended and Restated Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated October 14, 2004 (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.19.1	Letter Agreement dated December 6, 2005, by and between Wells Fargo Retail Finance II, LLC and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.19.2	Letter Agreement dated December 6, 2005, by and among Wells Fargo Retail Finance II, LLC, dELiA*s Assets Corp. and the other borrowers and guarantors under that certain Amended and Restated Loan and Security Agreement, dated as of October 14, 2004 (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

2

10.20	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.21	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.22	Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy, Inc., Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corp. and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.22.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corp. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.22.5	Third Amendment to Construction Loan Agreement, dated as of December 16, 2005, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company, with the joinder of dELiA*s Corp. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.22.6	Continuing Guaranty, dated as of December 16, 2005, by and among dELiA*s, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference from dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.23	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.24	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.25	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.26	Offer Letter, dated as of November 21, 2005, by and between dELiA*s, Inc. and John Holowko (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.27	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy, Inc. Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

3

10.28	Media Services Agreement, dated as of February 15, 2006, between dELiA*s, Inc. and Alloy, Inc., (incorporated by reference from the dELiA*s Form 8-K filed on February 21, 2006).

10.29	Second Amended and Restated Loan and Security Agreement dated as of May 17, 2006, among dELiA*s and several other borrowers, and Wells Fargo Retail Finance II, LLC (incorporated by reference from the dELiA*s Form 8-K filed on May 23, 2006).

10.30	Lease Agreement, dated as of August 14, 2006, between Matana LLC and dELiA*s (incorporated by reference from the dELiA*s Form 8-K filed on August 18, 2006).

10.31*	Offer Letter, dated as of February 6, 2007, by and between dELiA*s, Inc. and Stephen A. Feldman.

10.32*	Non-Compete Agreement, dated as of February 6, 2007 by and between dELiA*s Inc. and Stephen A. Feldman.

18.1	Letter from BDO Seidman, LLP regarding change in accounting principle (incorporated by reference from the dELiA*s Inc. Annual Report on Form 10-K filed on April 28, 2006).

21	Subsidiaries of dELiA*s, Inc. as of December 8, 2005 (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

23.1*	Consent of BDO Seidman, LLP

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

*	Filed herewith.

4