Form 10-Q
period 2007-05-05
dELiAs, Inc.
filed 2007-06-13
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-51648

dELiA*s, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West 23rd Street, 10th Floor, New York NY 10010

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

Large Accelerated Filer  ☐    Accelerated Filer,  ☒    Non-accelerated Filer.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 6, 2007 the registrant had 30,844,372 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 5, 2007	April 29, 2006	February 3, 2007
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,227	$30,126	$28,874
Inventories, net	28,365	23,727	31,680
Prepaid catalog costs	3,234	3,188	3,157
Other current assets	8,443	4,185	6,759

Total current assets	59,269	61,226	70,470
Property and equipment, net	46,508	27,821	39,543
Goodwill	40,204	40,204	40,204
Intangible assets, net	2,587	2,713	2,610
Other noncurrent assets	598	875	678

Total assets	$149,166	$132,839	$153,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,795	$14,547	$17,821
Current portion of mortgage note payable	149	136	139
Accrued expenses and other current liabilities	29,300	23,149	27,549

Total current liabilities	43,244	37,832	45,509
Deferred credits and other long term liabilities	8,488	4,454	7,723
Long-term portion of mortgage note payable	2,372	2,518	2,406

Total liabilities	54,104	44,804	55,638

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 30,829,463, 26,344,920 and 30,745,497 shares issued and outstanding, respectively	31	26	30
Additional paid-in capital	95,747	92,121	94,975
Deferred compensation	(197)	—	—
(Accumulated deficit) retained earnings	(519)	(4,112)	2,862

Total stockholders’ equity	95,062	88,035	97,867

Total liabilities and stockholders’ equity	$149,166	$132,839	$153,505

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(unaudited)	(unaudited)
Net revenues	$57,807	$51,870
Cost of goods sold	36,947	32,017

Gross profit	20,860	19,853
Selling, general and administrative expenses	24,314	21,201

Loss before interest income (expense) and income taxes	(3,454)	(1,348)
Interest income (expense), net	209	48

Loss before income taxes	(3,245)	(1,300)
Provision (benefit) for income taxes	20	(80)

Net loss	$(3,265)	$(1,220)

Basic and diluted net loss per share of common stock:
Basic and diluted net loss attributable to common stockholders per share	$(0.11)	$(0.05)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	30,778,033	25,636,187

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common stock		Additional paid-in capital	Deferred Compensation	Retained Earnings	Total
	Shares	Value
Balance February 3, 2007	30,745,497	$30	$94,975	$—	$2,862	$97,867
Shares issued pursuant to exercise of stock options	60,471	1	377	—	—	378
Issuance of restricted stock	23,495	—	200	(200)	—	—
Amortization of restricted stock	—	—	—	3	—	3
Cumulative effect of the implementation of FIN 48	—	—	—	—	(116)	(116)
Other stock-based compensation	—	—	195	—	—	195
Net loss	—	—	—	—	(3,265)	(3,265)

Balance May 5, 2007	30,829,463	$31	$95,747	$(197)	$(519)	$95,062

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,265)	$(1,220)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,707	1,254
Stock-based compensation	198	295
Changes in operating assets and liabilities:
Inventories	3,315	2,105
Prepaid catalog costs and other current assets	(1,761)	(617)
Other noncurrent assets	80	102
Accounts payable, accrued expenses and other current liabilities	(1,626)	949

Net cash (used in) provided by operating activities	(1,352)	2,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,649)	(4,139)

Net cash used in investing activities	(8,649)	(4,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from Alloy, Inc.	—	8,155
Payment of mortgage note payable	(24)	(26)
Proceeds from rights offering, net of cash expenses	—	19,793
Proceeds from exercise of employee stock options	378	952

Net cash provided by financing activities	354	28,874

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,647)	27,603
CASH AND CASH EQUIVALENTS, beginning of period	28,874	2,523

CASH AND CASH EQUIVALENTS, end of period	$19,227	$30,126

Cash paid during the period for interest	$49	$46
Cash paid during the period for taxes	$323	$—
Noncash transfers from Alloy, Inc.	$—	$686

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., when we refer to “dELiA*s, Inc.,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005, and when we refer to” the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended May 5, 2007 and April 29, 2006 is unaudited.

1. Business, and Basis of Financial Statement Presentation

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

Rights Offering

On December 30, 2005 we filed a prospectus under which we distributed to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF Investments LLC purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital.

Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements of dELiA*s, Inc., at May 5, 2007 and April 29, 2006 and for the thirteen-week periods ended May 5, 2007 and April 29, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the dELiA*s, Inc. Annual Report on Form 10K. Our consolidated financial information for the quarter ended May 5, 2007 and April 29, 2006 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the fiscal year ending January 28, 2006 as “fiscal 2005” and the 53-week fiscal year ending February 3, 2007 as “fiscal 2006.” In addition, all references herein to “fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008.

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

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected lives, and expected volatility assumptions used for Statement of Financial Accounting Standards (“SFAS No.123”) (revised 2004) “Share-Based Payment” expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrants.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of dELiA*s, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of May 5, 2007, April 29, 2006 and February 3, 2007 were approximately $1,655,000, $956,000 and $518,000, respectively.

Interest Income (Expense), Net

Interest income and interest expense are presented as a net amount in the consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen weeks ended May 5, 2007 and April 29, 2006, was $244,000 and $190,000, respectively. Interest expense for the thirteen weeks ended May 5, 2007 and April 29, 2006 was $35,000 and $142,000, respectively. We capitalized $49,000 of interest in the first quarter of fiscal 2007.

Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128 “Earnings Per Share.” Basic loss per share is computed by dividing the Company’s loss by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, restricted shares and convertible debentures. The dilutive impact of stock options is determined by applying the “treasury stock” method.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net loss per share are detailed in the following table for the thirteen-week periods ended May 5, 2007 and April 29, 2006:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Options, warrants and restricted shares	6,943,117	7,372,028
Rights offering	—	611,681
Conversion of 5.375% Convertible Debentures	83,381	4,137,314

Total	7,026,498	12,121,023

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock-Based Compensation

SFAS No. 123(R) addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) in fiscal 2006 using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year. The Consolidated Financial Statements as of and for the thirteen-week periods ended May 5, 2007 and April 29, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income. Stock-based compensation recognized in the Consolidated Statement of Income for the first quarter ended May 5, 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006 based on the estimated grant date fair value, as well as, compensation expense for share-based awards granted subsequent to January 29, 2006. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

Included in Selling, General and Administrative expense in the Statement of Operations for the quarter ended May 5, 2007 is stock-based compensation expense of $198,000 related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the quarter ended May 5, 2007 was $4.15. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirteen Weeks Ended May 5, 2007

Dividend yield	—
Risk-free interest rate	4.65%
Expected life (in years)	4.0
Historical volatility	48%

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

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at February 3, 2007	5,857,335	$9.18
Options granted	368,000	9.69
Options exercised	(56,106)	6.72
Options cancelled	(164,430)	7.95

Options outstanding at May 5, 2007	6,004,799	$9.26

Options exercisable at May 5, 2007	3,104,095	$10.67

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at May 5, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.03 - $5.96	676,729	6.55	$5.35	527,167	$5.37
$5.97 - $7.48	2,617,058	8.15	7.26	812,357	7.19
$7.49 - $8.99	972,978	7.50	8.43	448,525	8.46
$9.00 - $11.94	782,508	7.15	10.08	360,520	10.40
$11.95 - $15.87	341,929	4.44	14.48	341,929	14.48
$15.88 - $26.95	613,597	3.79	19.51	613,597	19.51

	6,004,799	7.07	$9.26	3,104,095	$10.67

A summary of the status of the Company’s nonvested shares as of February 3, 2007, and changes during the thirteen-week period ended May 5, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares at February 3, 2007	2,859,802	$1.65
Granted	368,000	$4.15
Vested	(162,668)	$2.17
Cancelled	(164,430)	$2.20

Nonvested Shares at May 5, 2007	2,900,704	$1.85

As of May 5, 2007, there was $1.1 million of total unrecognized compensation cost related to nonvested employee share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately twelve months.

Warrants and Convertible Debentures

Prior to the Spinoff, Alloy, Inc. had warrants outstanding for the purchase of 1,326,309 shares in the aggregate of Alloy, Inc. common stock that had been issued to certain purchasers of (i) Alloy, Inc. common stock in a private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such Warrants otherwise were exercisable and one-half that number of shares, or 663,155 shares, of our common stock. We have agreed with Alloy, Inc. that we will issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants were unaffected by the Spinoff.

Restricted Stock

In the first quarter of fiscal 2007, the Company issued 23,495 shares of restricted stock to four board members. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grants is charged to stockholders’ equity and is then amortized to compensation expense over the vesting period.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. In addition, as a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of May 5, 2007, 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with the Debentures. We expect further conversion of such Debentures may occur in the near term. When these transactions occur, they will be recorded as a component of stockholders’ equity and would not have an impact on the statement of operations.

Implementation of FIN No. 48

In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognitions and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely, than not, to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000.

The total amount of unrecognized tax benefits as of the date of adoption was approximately $116,000, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in tax expense. As of February 4, 2007, the Company had recorded liabilities for interest and penalties of approximately $4,000 and $11,000, respectively. As a result of the adoption, the Company recorded an additional liability of approximately $2,000 in interest expense in for the period ended May 5, 2007.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2003 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The company is not currently under examination for any state income taxes.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact that the adoption of SFAS No. 159 will have on our financial position and results of operations.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment, net

Property and equipment (net) consisted of the following:

	May 5, 2007	April 29, 2006	February 3, 2007
Construction in progress	$5,550	$2,824	$5,340
Computer equipment	9,156	8,501	10,161
Machinery and equipment	6,445	5,975	5,975
Office furniture and fixtures	7,916	8,329	10,821
Leasehold improvements	21,186	8,740	16,014
Building	7,559	7,559	7,559
Land	500	500	500

	58,312	42,428	56,370
Less: accumulated depreciation and amortization	(11,804)	(14,607)	(16,827)

	$46,508	$27,821	$39,543

Depreciation and amortization expense related to property and equipment was approximately $1.7 million and $1.3 million for the fiscal quarters ended May 5, 2007 and April 29, 2006. In April 2007, approximately $6.7 million of fully depreciated assets were retired in conjunction with the dELiA*s, Inc. headquarters relocation.

4. Intangible Assets

Our acquired intangible assets were as follows:

	May 5, 2007		April 29, 2006		February 3, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$68	$78	$64	$78	$67
Noncompetition agreements	390	312	390	253	390	297
Websites	689	689	689	656	689	689
Leasehold interests	190	110	190	80	190	103

	$1,347	$1,179	$1,347	$1,053	$1,347	$1,156

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.7 years. The amortization expense related to the thirteen weeks ended May 5, 2007 and April 29, 2006 was approximately $23,000 and $50,000, respectively. As of May 5, 2007, the estimated remaining amortization expense through February 2, 2008 and each of the next three fiscal years is approximately $70,000, $68,000, $30,000, and $0, respectively.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facility

dELiA*s, Inc. and certain of its wholly owned subsidiaries have a secured revolving credit facility (the “Facility”) that the Company may draw upon for working capital and capital expenditure requirements and which has an initial credit limit of $25 million. The Facility may also be used for letters of credit up to an aggregate sublimit amount of $10 million.

Funds are available under the Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Facility agreement, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million).

At May 5, 2007, the unused available credit under the Facility was $9.1 million and approximately $4.8 million of letters of credit were outstanding. There was no loan balance outstanding under the Facility as of May 5, 2007.

The Facility contains various affirmative and negative covenants given by the Company and contains certain limitations on, among other things, the annual amount of capital expenditures the Company may make and the number of new stores that the Company may open each year.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	May 5, 2007	April 29, 2006	February 3, 2007
Accrued sales tax	$2,163	$1,980	$2,397
Credits due to customers	12,707	11,151	12,694
Allowance for sales returns	1,062	965	1,271
Construction in progress	3,952	988	817
Other	9,416	8,065	10,370

	$29,300	$23,149	$27,549

7. Mortgage Note Payable

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania The Mortgage Note amortizes on a fifteen-year schedule and matures with a balloon payment of $ 2.3 million in September 2008. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

dELiA*s Corp. was in compliance with the covenant for the quarter ended May 5, 2007. As of May 5, 2007 the current and long-term mortgage note payable balance was $149,000 and $2.4 million, respectively. The mortgage loan is secured by the distribution facility and related property.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we entered into certain media services agreements with Alloy, Inc. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. For the thirteen weeks ended May 5, 2007 and April 29, 2006 we recorded $327,000 and $322,000, respectively in our financial statements in accordance with the terms of the media services agreement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement and an OCM call center agreement. We have compensated Alloy, Inc. approximately $222,000 and $303,000 for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively in relation to the services provided under these agreements.

Effective as of May 31, 2007, dELiA*s, Inc., and Alloy, Inc. have terminated their Managed Services Agreement, (the “Agreement”) which was entered into on December 19, 2005 in connection with the Company’s Spinoff from Alloy, Inc. Pursuant to the Agreement, Alloy, Inc. had provided the Company with website hosting, data communication management, security and other managed services in support of the Company’s e-commerce webpages and applications for a monthly fee. The third-party service provider that Alloy, Inc. had used in its performance of the Agreement will now furnish these services pursuant to a direct arrangement with the Company.

In connection with the termination of the Agreement, Alloy, Inc. agreed to provide specified transitional services to the Company at agreed upon rates, and the Company agreed to purchase certain network hardware used in connection with the performance of these services for a payment of $100,000.

In the first quarter of fiscal 2006, we recorded an adjustment to the reclassification of divisional equity to common stock and additional paid-in capital. The adjustment of $686,000 related to a prepaid insurance policy paid by Alloy, Inc. that related to the dELiA*s, Inc. business.

9. Litigation

We are involved, from time to time, in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS No. 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint purportedly was filed on behalf of the State of Illinois under the False Claims Act and the Illinois Whistleblower Reward and Protection Act and seeks unspecified damages and penalties for dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. by the Illinois Attorney General’s Office, which assumed prosecution of the complaint from the original filer. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined in a Consolidated Joint Brief In Support Of Motion To Dismiss previously filed by our counsel and others on behalf of defendants in similar actions being pursued by the Illinois Attorney General, and, together with such other defendants, filed on August 6, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the appellate court entered on May 23, 2005. On June 28, 2005 dELiA*s Corp. filed a petition for leave to appeal the appellate court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. Briefs have been submitted to the Appellate Court and all proceedings in this matter are stayed pending the resolution of the appeal. While we believe we have a valid defense, we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action. Litigation is inherently unpredictable, and we could be liable for amounts in excess of $3.5 million.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the action set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Segment Reporting

The Company’s executive management, being its chief operating decision makers, works together to allocate resources and assess the performance of the Company’s business. The Company’s executive management manages the Company as two distinct operating segments—direct marketing and retail stores. Although offering customers substantially similar merchandise, the Company’s direct and retail operating segments have distinct management, marketing and operating strategies and processes.

The Company’s executive management assesses the performance of each operating segment based on operating income/loss, which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, facilities, accounting, data processing, legal and human resources).

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

	Direct Marketing Segment	Retail Store Segment	Total
		(In thousands)
Total Assets
May 5, 2007	$90,801	$58,365	$149,166
April 29, 2006	$95,698	$37,141	$132,839
February 3, 2007	$99,734	$53,771	$153,505
Capital Expenditures
May 5, 2007	$1,254	$7,395	$8,649
April 29, 2006	$352	$3,787	$4,139
Depreciation and Amortization
May 5, 2007	$409	$1,298	$1,707
April 29, 2006	$450	$804	$1,254
Goodwill
May 5, 2007	$40,204	$—	$40,204
April 29, 2006	$40,204	$—	$40,204
February 3, 2007	$40,204	$—	$40,204

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Net revenues:
Direct marketing	$38,129	$37,131
Retail store	19,678	14,739

Total net revenues	57,807	51,870

Operating income (loss):
Direct marketing	1,197	1,735
Retail store	(4,651)	(3,083)

Loss before interest income (expense) and income taxes	(3,454)	(1,348)
Interest income (expense), net	209	48

Loss before income taxes	$(3,245)	$(1,300)

dELiA*s, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 (the “Rights Offering Record Date”) transferable rights to purchase up to an aggregate of up to 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF Investments LLC purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital.

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenagers; to expand and develop our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and retail store concepts; and to carry out such strategy while controlling costs.

We expect that growth in our retail stores business, which represented 34% of our total net sales in the first quarter of fiscal 2007, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 25% annually. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350–400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

dELiA*s, Inc.

Goals

We believe that focusing on our core brands and implementing the following initiatives should lead to profitable growth and improved results from operations.

•	Delivering low—to mid-single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low—to mid-single digit top-line growth in direct marketing, through targeted circulation increases in productive mailing segments, despite reductions in overall circulation;

•	Monitoring and opportunistically closing underperforming stores;

•	Improving gross profit margins each year in each business segment by 50 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more heavily and reduce our reliance on nonapparel;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

•

Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, targeted replenishment, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing square footage by approximately 25% annually.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•

comparable store sales, defined as those stores that have been opened for at least fifteen full months without closure for more than seven consecutive days and whose square footage has not expanded or reduced by more than 25% within the past year;

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

At the end of the first quarter of fiscal 2007, we had 75 stores compared to 63 stores at the end of the first quarter of fiscal 2006. During the first quarter of fiscal 2007, we opened a total of six new stores, relocated one store and closed four stores. In addition, we closed our Natick, Massachusetts location in April. This store is being remodeled and will reopen for the back-to-school selling season.

The discussion below includes references to “comparable stores.” We now consider a store comparable after it has been open for fifteen full months without closure for more than seven consecutive days and whose square footage has not expanded or reduced by more than 25% within the past year. If a store is closed during a fiscal period, it is removed from the computation of comparable store sales for that fiscal quarter and year-to-date period.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ending February 2, 2008 is a 52-week fiscal year, and fiscal year ended February 3, 2007 was a 53-week year.

The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, resulting in the end of the first quarter of fiscal 2007 being shifted later by one week relative to the quarter-ending date last fiscal year. This had a significant impact on the first quarter of fiscal 2007, as a peak week of selling for one of the largest full-priced catalog mailings of the season was pulled into the fourth quarter of fiscal 2006, and a week of clearance catalog selling was thereby shifted into this year’s first quarter. If there are seasonal influences near quarter-end dates, year-over-year comparisons may be impacted by the calendar shift. Our reported comparable store results for fiscal 2007, both in this report and in our other public disclosures, are being adjusted for the shift. For example, the first quarter of fiscal 2007 compares the thirteen weeks ended May 5, 2007 to the thirteen weeks ended May 6, 2006.

dELiA*s, Inc.

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%
Cost of goods sold	63.9	61.7
Gross profit	36.1	38.3
Operating expenses:
Selling, general and administrative expenses	42.1	40.9
Total operating expenses	42.1	40.9
Loss before interest income (expense) and income taxes	(6.0)	(2.6)
Interest income (expense), net	0.4	0.1
Loss before income taxes	(5.6)	(2.5)
Provision (benefit) for income taxes	0.0	(0.1)
Net loss	(5.6)%	(2.4)%

Quarter Ended May 5, 2007 Compared with the Quarter Ended April 29, 2006.

Revenues

Total Revenues. Total revenues increased 11.4% to $57.8 million in the quarter ended May 5, 2007 from $51.9 million in the quarter ended April 29, 2006. Revenue increases in the retail segment were driven primarily by new store sales and a 9% comparable same store sales increase over the prior year. An increase in pages circulated resulted in higher sales volume in the direct segment.

Direct Marketing Revenues. Direct marketing revenues increased 2.7% to $38.1 million in the quarter ended May 5, 2007 from $37.1 million in the quarter ended April 29, 2006. Increased sales for the period were driven by a 9.4% increase in pages circulated. The increase in pages was principally attributable to our test of a CCS Girls catalog. Strong clearance book sales performance for all brands contributed to the increase in revenues, as well as increased postage and handling revenues over the prior comparable period. The 53rd week in fiscal 2006 had a significant impact on the first quarter of fiscal 2007, as a peak week of selling for one of the largest full-price catalog mailings of the season was pulled into the fourth quarter of fiscal 2006, and a week of clearance catalog selling was thereby shifted into this year’s first quarter. On a comparable calendar basis, direct revenues increased by 11%.

Retail Store Revenues. Retail store revenues increased 33.5% to $19.7 million for the quarter ended May 5, 2007 from $14.7 million for the quarter ended April 29, 2006. The majority of the revenue increase was driven by new store openings. During the quarter, we opened six new stores, relocated one store and closed four stores. In addition, we closed our Natick, MA location in April 2007 to remodel and reopen in time for the back-to-school selling season. Accordingly, we ended the quarter with 75 stores in operation as compared to the 61 premiere locations open as of April 29, 2006, the ending date of last year’s fiscal quarter. Also contributing to the increased revenues was a 9% comparable store sales increase over the prior comparable period.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Channel Net Sales:
Retail	$19,678	$14,739
Direct:
Catalog	9,492	10,964
Internet	28,637	26,167

	$57,807	$51,870

Catalogs Mailed	21,756	20,753
Number of Stores:
Beginning of period	74	59
Stores Opened	7	4
Stores Closed	6	—

End of Period	75	63

Total Gross Sq. Ft @ End of Period	283.0	234.4

Total Gross Sq. Ft @ End of Period—Premiere (1)	283.0	226.6

(1)	Premiere Stores are full-price, as contrasted with outlet stores.

dELiA*s, Inc.

Gross Profit

Total Gross Profit. Gross profit for the quarter ended May 5, 2007 was $20.7 million or 36.1% of revenues as compared to $19.9 million or 38.3% of revenues in the quarter ended April 29, 2006. Revenue increases in both segments drove additional gross profit dollars. The decline in gross profit percentage, however, was due to the gross profit decrease in the retail segment and its growing proportion of consolidated sales. The direct marketing gross profit percentage did show a slight increase on the strength of improved merchandise margins. Direct segment gross profit margins are generally higher than those in the retail segment because catalog and internet costs are included in selling expenses while occupancy costs of the retail stores are included in gross profit.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended May 5, 2007 was $16.9 million or 44.4% of revenues as compared to $16.3 million or 43.9% of revenues for the quarter ended April 29, 2006. Merchandise margins on the primary, full-priced books increased period over period, and the sales of the competitively priced clearance books left a smaller proportion of aged inventory at the end of the period than in the comparable period of the prior year.

Retail Store Gross Profit. Retail stores gross profit for the quarter ended May 5, 2007 was $3.9 million or 19.9% of revenues as compared to $3.6 million or 24.1% of revenues for the quarter ended April 29, 2006. New store revenue and a 9% comparable store sales increase drove gross profit dollars. The reduction in gross profit percentage in the current quarter was the result of additional promotional markdowns required to clear excess carryover and slow-moving merchandise. The increase in comparable store sales resulted in the leverage of occupancy costs, which offset, in part, the reduced merchandise margins.

Operating Expenses

Total Selling, General and Administrative. In total, selling, general and administrative expenses increased $3.1 million, from $21.2 million in the quarter ended April 29, 2006 to $24.3 million in the quarter ended May 5, 2007. The $3.1 million increase was the result of $600,000 of incremental rent and moving costs associated with the buildout of our new corporate office space, an additional $1.5 million in store operating expense and depreciation from a net increase of twelve new stores, and an additional $500,000 in catalog selling expense related to the 9.4% increase in pages circulated in the current quarter, attributable, in part, to our CCS Girls catalog test. As a percentage of total revenues, our total selling, general and administrative expenses increased from 40.9% in the quarter ended April 29, 2006 to 42.1% in the quarter ended May 5, 2007. The 1.2% percentage increase in selling, general and administrative expense over the prior period was also attributable, in part, to an additional $400,000 of additional fixed corporate overhead for severance, recruiting and relocation. These increases more than offset the improved leveraging of other expenses due to the increase in revenue.

Direct Marketing Selling, General and Administrative. As a percentage of related revenues, direct marketing selling, general and administrative expenses increased from 39.2% in the quarter ended April 29, 2006 to 41.3% in the quarter ended May 5, 2007. Direct marketing selling, general and administrative expenses increased $1.1 million from $14.6 million in the quarter ended April 29, 2006 to $15.7 million in the quarter ended May 5, 2007. The $1.1 million increase was the result of $500,000 of additional catalog selling expenses related to the 9.4% increase in catalogs mailed and the increased corporate allocations for additional rent and expenses related to the relocation of our new corporate offices.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased $1.9 million from $6.6 million in the quarter ended April 29, 2006 to $8.6 million in the quarter ended May 5, 2007. As a percentage of related revenues, retail selling, general and administrative decreased from 45.0% for the quarter ended April 29, 2006 to 43.6% in the quarter ended May 5, 2007. The improvement from the leveraging of store operating expenses more than offset the additional overhead allocation.

Loss before interest income (expense) and income taxes

Loss before interest income (expense) and income taxes. Our loss before interest income (expense) and income taxes was $3.5 million in the first quarter of fiscal 2007 as compared to a loss of $1.3 million in the first quarter of fiscal 2006.

Direct Marketing income before interest income (expense) and income taxes. Direct marketing income from operations was $1.2 million for the quarter ended May 5, 2007 versus income of $1.7 million for the quarter ended April 29, 2006.

Retail Store loss before interest income (expense) and income taxes. Loss from retail store operations was $4.6 million for the quarter ended May 5, 2007 while our loss from operations was $3.1 million for the quarter ended April 29, 2006.

Interest income (expense), net

We recorded net interest income of $209,000 in the quarter ended May 5, 2007 and net interest income of $48,000 in the quarter ended April 29, 2006. Increased interest income resulted form the higher quarterly cash balances in the first quarter of fiscal 2007. Interest expense is related to the mortgage note for our Hanover, Pennsylvania facility.

Provision (benefit) for income taxes

Our income tax expense reflects our anticipated annual effective tax rate. We recorded an income tax provision of $20,000 in the quarter ended May 5, 2007 and income tax benefit of $80,000 for the quarter ended April 29, 2006. The tax provision for this year’s first quarter reflects that, in certain states, due to separate company filings of tax returns, the profits of the direct business legal entities cannot be offset by the tax losses of the remaining entities.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our noncash working capital requirements increase and have typically been funded by our cash balances and borrowings under our existing credit facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

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

With respect to fiscal 2007 cash flow from operations and capital expenditures, we now expect that our capital expenditures will exceed our cash flow from operations by approximately $7 to $9 million. We also expect as a result of our seasonal business, borrowings under our $25 million credit facility (the “Facility”) will begin in the second quarter and continue into the fourth quarter with a goal of no borrowings under our Facility at the end of fiscal 2007. Further, we expect our capital expenditures related to our retail store expansion, net of landlord contributions, combined with other capital projects related to systems and planning initiatives and the new corporate office lease, to be approximately $20 to $22 million. We expect our current cash balance, cash flow from operations and availability under our Facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next twelve months. Beyond that time frame, if we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flow from operations is not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash used in operating activities was $1.4 million in the three months ended May 5, 2007 compared with net cash provided by operating activities of $2.9 million in the three months ended April 29, 2006. The cash used in operating activities in the first quarter of fiscal 2007 was due primarily to funding the net operating losses in the retail segment.

Cash used in investing activities was $8.6 million in the three months ended May 5, 2007. Cash used in investing activities was $4.1 million in the three months ended April 29, 2006. The $8.6 million was due to capital expenditures associated with the construction of our new retail stores and corporate office facility. Six new stores were opened in the quarter and one store was relocated.

Cash provided by financing activities was $354,000 in the three months ended May 5, 2007, primarily related to proceeds from the exercise of stock options. Cash provided by financing activities in the three months ended April 29, 2006 was $28.9 million.

dELiA*s, Inc. and certain of its wholly owned subsidiaries have a secured revolving credit facility (the “Facility”) that the Company may draw upon for working capital and capital expenditure requirements and which has an initial credit limit of $25 million. The Facility may also be used for letters of credit up to an aggregate sublimit amount of $10 million.

Funds are available under the Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Facility agreement, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million).

At May 5, 2007, the unused available credit under the Facility was $9.1 million and approximately $4.8 million of letters of credit were outstanding. There was no loan balance outstanding under the Facility as of May 5, 2007.

The Facility contains various affirmative and negative covenants given by the Company and contains certain limitations on, among other things, the annual amount of capital expenditures the Company may make and the number of new stores that the Company may open each year.

dELiA*s, Inc.

Contractual Obligations

The following table presents our significant contractual obligations as of May 5, 2007 (in thousands):

	Total	Payments Due By Period
Contractual Obligations		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage Loan Agreement Principal (1)	$2,521	$149	$2,372	$—	$—
Interest on Mortgage Loan (1)	351	188	163	—	—
Operating Lease Obligations (2)	97,512	12,977	26,137	21,993	36,405
Purchase Obligations (3)	34,500	34,500	—	—	—
Future Severance-Related Payments (4)	3,439	1,828	1,611	—	—

Total	$138,323	$49,642	$30,283	$21,993	$36,405

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores.
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(4)	Our future severance-related payments primarily consist of severance agreements and a non-competition agreement with a former employee of dELiA*s Corp.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term non-cancelable capital lease commitments for equipment.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 10 to our financial statements). In connection with the Spinoff, we entered into a media services agreement with Alloy, Inc. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $327,000 and $322,000 for the fiscal quarter ended May 5, 2007 and April 29, 2006, respectively.

dELiA*s, Inc.

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

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit. The cost of inventories includes the cost of merchandise, freight in, duties, and certain buying, merchandising and warehousing costs. Store occupancy costs, including rent and common area maintenance, are treated as period costs.

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

Considerable management judgment is necessary to estimate the fair value of our reporting units, which may be impacted by future actions taken by us or our competitors and the economic environment in which we operate. These estimates affect the balance of goodwill, as well as intangible assets on our consolidated balance sheets and operating expenses on our consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 effective February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $116,000 increase in the net liability for unrecognized tax benefits. This increase in liability, which includes interest and penalties as stated below, resulted in a decrease to the February 4, 2007 retained earnings balance in the amount of $116,000. There were no material changes in this amount as of May 5, 2007. For additional information on the adoption of FIN 48, see Note 2.

dELiA*s, Inc.

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

At the time of the Spinoff, Alloy Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures will be convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As of May 5, 2007 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with the convertible debentures. We expect further conversion of such Debentures may occur in the near term.

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

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us in the past.

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

As of May 5, 2007, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

The Company’s management including the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 5, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

dELiA*s, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS No. 5, “Accounting for Contingencies” when assessing pending or potential litigation.

Item 1A.	Risk Factors.

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended February 3, 2007. The risk factor below was disclosed in the Form 10-K and has been updated to provide option information as of May 5, 2007.

Risks Related to Our Business

We have a significant number of options outstanding which, if exercised, could dilute the equity interests of our existing stockholders and adversely affect earnings per share.

As of May 5, 2007, we had outstanding options, of which 3,104,095 were vested, to purchase 6,004,799 shares of common stock at a weighted average exercise price of $10.67 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. These options generally vest over a four year period. Our stockholders will experience dilution as these stock options are exercised.

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

dELiA*s, Inc.

Date: June 13, 2007	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: June 13, 2007	By:	/s/ Stephen Feldman
Stephen Feldman
Chief Financial Officer

dELiA*s, Inc.

EXHIBIT INDEX

(A)	Exhibits
31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.*

31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.