Form 10-Q
period 2007-08-04
dELiAs, Inc.
filed 2007-09-10
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

As of September 7, 2007 the registrant had 30,885,488 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 4, 2007	July 29, 2006	February 3, 2007
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,362	$22,198	$28,874
Inventories, net	39,179	33,401	31,680
Prepaid catalog costs	4,894	3,726	3,157
Other current assets	8,946	6,040	6,759

Total current assets	63,381	65,365	70,470

Property and equipment, net	49,969	32,952	39,543
Goodwill	40,204	40,204	40,204
Intangible assets, net	2,564	2,664	2,610
Other noncurrent assets	483	875	678

Total assets	$156,601	$142,060	$153,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,187	$17,835	$17,821
Bank loan payable	6,922	6,132	—
Current portion of mortgage note payable	143	134	139
Accrued expenses and other current liabilities	30,069	25,391	27,549

Total current liabilities	54,321	49,492	45,509

Deferred credits and other long-term liabilities	9,345	4,635	7,723
Long-term portion of mortgage note payable	2,345	2,487	2,406

Total liabilities	66,011	56,614	55,638

Commitment and contingencies
Stockholders’ Equity:
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued	—	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 30,879,227; 26,381,987 and 30,745,497 shares issued and outstanding, respectively	31	26	30
Additional paid-in capital	96,379	92,661	94,975
Deferred compensation	(213)	—	—
(Accumulated deficit) retained earnings	(5,607)	(7,241)	2,862

Total stockholders’ equity	90,590	85,446	97,867

Total liabilities and stockholders’ equity	$156,601	$142,060	$153,505

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$52,438	$48,851	$110,245	$100,721
Cost of goods sold	34,321	31,073	71,268	63,099

Gross profit	18,117	17,778	38,977	37,622
Selling, general and administrative expenses	23,428	21,260	47,742	42,452

Loss before interest (income) expense and income taxes	(5,311)	(3,482)	(8,765)	(4,830)
Interest (income) expense, net	(78)	(110)	(287)	(158)

Loss before income taxes	(5,233)	(3,372)	(8,478)	(4,672)
(Benefit) provision for income taxes	(145)	(243)	(125)	(323)

Net loss	$(5,088)	$(3,129)	$(8,353)	$(4,349)

Basic and diluted net loss per share of common stock:
Basic and diluted net loss attributable to common stockholders per share	$(0.16)	$(0.12)	$(0.27)	$(0.17)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	30,845,214	26,374,270	30,811,624	26,007,105

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total
	Shares	Value
Balance February 3, 2007	30,745,497	$30	$94,975	$—	$2,862	$97,867
Shares issued pursuant to exercise of stock options	104,365	1	696	—	—	697
Issuance of restricted stock	29,365	—	249	(249)	—	—
Amortization of restricted stock	—	—	—	36	—	36
Cumulative effect of the implementation of FIN 48	—	—	—	—	(116)	(116)
Other stock-based compensation	—	—	459	—	—	459
Net loss	—	—	—	—	(8,353)	(8,353)

Balance August 4, 2007	30,879,227	$31	$96,379	$(213)	$(5,607)	$90,590

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,353)	$(4,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,559	2,754
Stock-based compensation	495	579
Loss on disposal of assets	—	100
Changes in operating assets and liabilities:
Inventories	(7,499)	(7,569)
Prepaid catalog costs and other current assets	(3,924)	(3,010)
Other noncurrent assets	195	102
Accounts payable, accrued expenses and other current liabilities	3,392	6,660

Net cash used in operating activities	(12,135)	(4,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,939)	(10,821)

Net cash used in investing activities	(13,939)	(10,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from Alloy, Inc.	—	8,155
Payment of mortgage note payable	(57)	(59)
Net borrowings under line of credit agreement	6,922	6,132
Proceeds from rights offering, net of cash expenses	—	19,759
Proceeds from exercise of employee stock options	697	1,242

Net cash provided by financing activities	7,562	35,229

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,512)	19,675
CASH AND CASH EQUIVALENTS, beginning of period	28,874	2,523

CASH AND CASH EQUIVALENTS, end of period	10,362	22,198

Cash paid during the period for interest	$141	$145
Cash paid during the period for taxes	624	26
Noncash transfers from Alloy, Inc.	$—	$686

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., when we refer to “dELiA*s, Inc.,” the “Company”, “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended August 4, 2007 and July 29, 2006 is unaudited.

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

Rights Offering

On December 30, 2005 we filed a prospectus under which we distributed to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital.

Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements of dELiA*s, Inc., at August 4, 2007 and July 29, 2006 and for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. Our consolidated financial information for the quarter ended August 4, 2007 and July 29, 2006 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the fiscal year ended January 28, 2006 as “fiscal 2005” and the 53-week fiscal year ended February 3, 2007 as “fiscal 2006.” In addition, all references herein to “fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008.

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

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock-based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected lives, expected volatility assumptions used for Statement of Financial Accounting Standards (“SFAS No.123(R)”) (revised 2004) “ Share-Based Payment ” expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of August 4, 2007, July 29, 2006 and February 3, 2007 were approximately $3.3 million, $2.6 million and $518,000 respectively.

Interest (Income) Expense, Net

Interest income and interest expense are presented as a net amount in the consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen and twenty-six week periods ended August 4, 2007 was $118,000 and $365,000, respectively. Interest income for the thirteen and twenty-six week periods ended July 29, 2006 was $249,000 and $439,000, respectively.

Interest expense for the thirteen and twenty-six week periods ended August 4, 2007 was $40,000 and $78,000, respectively. Interest expense for the thirteen and twenty-six weeks ended July 29, 2006 was $139,000 and $281,000, respectively. We capitalized $92,000 and $141,000 of interest in the thirteen and twenty-six week periods ended August 4, 2007, respectively.

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

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net loss per share are detailed in the following table for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006:

	For Thirteen Weeks Ended		For Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Options, warrants and restricted shares	6,858,481	7,101,183	6,887,071	7,169,321
Rights offering	—	—	—	304,151
Conversion of 5.375% Convertible Debentures	83,381	4,137,314	83,381	4,137,314

Total	6,941,862	11,238,497	6,970,452	11,610,786

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

The Company adopted SFAS No. 123(R) in fiscal 2006 using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year. The Consolidated Financial Statements as of and for the thirteen-week periods ended August 4, 2007 and July 29, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Stock-based compensation recognized in the Consolidated Statements of Operations for the thirteen and twenty-six week periods ended August 4, 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006, based on the estimated grant date fair value, as well as compensation expense for share-based awards granted subsequent to January 29, 2006. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

Included in selling, general and administrative expense in the Consolidated Statements of Operations for the thirteen and twenty-six week periods ended August 4, 2007 is stock-based compensation expense of $296,000 and $495,000, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the quarter ended August 4, 2007 was $3.25. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirteen Weeks Ended August 4, 2007
Dividend yield	—
Risk-free interest rate	4.86%
Expected life (in years)	4.0
Historical volatility	48%

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

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at February 3, 2007	5,857,335	$9.18
Options granted	399,500	9.60
Options exercised	(104,000)	6.70
Options cancelled	(248,730)	8.27

Options outstanding at August 4, 2007	5,904,105	$9.29

Options exercisable at August 4, 2007	3,311,598	$10.45

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at August 4, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.03 - $5.96	655,648	6.33	$5.35	520,144	$5.38
$5.97 - $7.48	2,568,626	7.98	7.27	1,003,012	7.18
$7.49 - $8.99	950,949	7.25	8.41	476,048	8.44
$9.00 - $11.94	779,806	6.90	10.07	363,318	10.39
$11.95 - $15.87	338,179	4.16	14.47	338,179	14.47
$15.88 - $26.95	610,897	3.53	19.52	610,897	19.52

	5,904,105	6.86	$9.29	3,311,598	$10.45

A summary of the status of the Company’s nonvested shares as of February 3, 2007, and changes during the twenty-six week period ended August 4, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares at February 3, 2007	2,859,802	$1.83
Granted	399,500	$5.02
Vested	(451,237)	$2.40
Cancelled	(215,558)	$2.51

Nonvested Shares at August 4, 2007	2,592,507	$2.28

As of August 4, 2007, there was $1.0 million of total unrecognized compensation cost related to nonvested employee share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately one year.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. In addition, as a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of August 4, 2007, 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with conversions of the Debentures. We expect further conversion of such Debentures may occur in the near term. When these transactions occur, they will be recorded as a component of stockholders’ equity and would not have an impact on the statement of operations

Restricted Stock

In the first half of fiscal 2007, the Company issued 29,345 shares of restricted stock to five board members. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grants is charged to stockholders’ equity and is then amortized to compensation expense over the respective vesting period.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Implementation of FIN No. 48

In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognitions and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000.

The adjustment to the total amount of unrecognized tax benefits as of the date of adoption was approximately $116,000, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in tax expense. As of February 4, 2007, the Company had recorded liabilities for interest and penalties of approximately $4,000 and $11,000, respectively. As a result of the adoption of FIN 48, the Company recorded an additional liability of approximately $3,000 and $5,000 in interest expense for the thirteen and twenty-six week periods ended August 4, 2007.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2003 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is currently under a New York state income tax examination.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact that the adoption of SFAS No. 159 will have on our financial position and results of operations.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment, net

Property and equipment (net) consisted of the following:

	August 4, 2007	July 29, 2006	February 3, 2007
Construction in progress	$5,545	$4,510	$5,340
Computer equipment	9,639	8,727	10,161
Machinery and equipment	6,028	5,975	5,975
Office furniture and fixtures	10,491	9,274	10,821
Leasehold improvements	23,840	11,779	16,014
Building	7,559	7,559	7,559
Land	500	500	500

	63,602	48,324	56,370
Less: accumulated depreciation and amortization	(13,633)	(15,372)	(16,827)

	$49,969	$32,952	$39,543

Depreciation and amortization expense related to property and equipment was approximately $1.9 million and $3.5 million for the thirteen and twenty-six week periods ended August 4, 2007 and $1.5 million and $2.7 million for the thirteen and twenty-six week periods ended July 29, 2006. In April 2007, approximately $6.7 million of fully depreciated assets were retired in conjunction with the dELiA*s, Inc. headquarters relocation.

4. Intangible Assets

Our acquired intangible assets were as follows:

	August 4, 2007		July 29, 2006		February 3, 2007
	Gross Carry In	Accumulated Amortization	Gross Carry In	Accumulated Amortization	Gross Carry In	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$69	$78	$65	$78	$67
Noncompetition agreements	390	327	390	268	390	297
Websites	689	689	689	681	689	689
Leaseholds	190	117	190	88	190	103

	$1,347	$1,202	$1,347	$1,102	$1,347	$1,156

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.7 years. Amortization expense was approximately $23,000 and $46,000 for the thirteen and twenty-six week periods ended August 4, 2007 and approximately $50,000 and $99,000 for the thirteen and twenty-six week periods ended July 29, 2006, respectively. As of August 4, 2007, the estimated remaining amortization expense through February 2, 2008 and each of the next three fiscal years is approximately $47,000, $68,000, $30,000, and $0, respectively.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facility

dELiA*s, Inc. and certain of its wholly owned subsidiaries have a senior secured revolving credit facility with Wells Fargo Retail Finance II, LLC (the “Facility”) that the Company may draw upon for working capital and capital expenditure requirements and which has an initial credit limit of $25 million. The Facility may also be used for letters of credit up to an aggregate sublimit amount of $10 million.

Funds are available under the Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Facility based upon eligible inventory and accounts receivable, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million). Loans under the Facility bear interest, at the Company’s option, either at the prime rate or the London Interbank Offered Rate plus a variable margin ranging from 1.25% to 1.75% depending on excess availability and cash on hand. A monthly fee of 0.25% per year annum is payable based on the unused balance of the Facility.

The Company is allowed under the Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit, however, requires the Company to pay an origination fee of 0.20% of the amount of the increase. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The Facility has a maturity date of May 17, 2009.

At August 4, 2007, the unused available credit under the Facility was $9.3 million and approximately $4.9 million of letters of credit were outstanding. The loan balance outstanding under the Facility as of August 4, 2007 was $6.9 million. The weighted average interest rate for funds borrowed from Wells Fargo for the period ended August 4, 2007 was 7.21%.

The Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases, the annual amount of capital expenditures we may make and the number of new stores the Company may open each year. The Company is currently in compliance with all of its covenants under the Facility.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	August 4, 2007	July 29, 2006	February 3, 2007
Accrued sales tax	$2,198	$2,299	$2,397
Credits due to customers	12,736	11,162	12,694
Allowance for sales returns	1,148	1,223	1,271
Construction in progress	3,299	1,687	817
Other	10,688	9,020	10,370

	$30,069	$25,391	$27,549

7. Mortgage Note Payable

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and matures with a balloon payment of $2.3 million in September 2008. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

We were in compliance with the financial covenants for the quarter ended August 4, 2007. As of August 4, 2007, the current and long-term mortgage note payable balance was $143,000 and $2.3 million, respectively. The mortgage loan is secured by the distribution facility and related property.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we entered into a media services agreement with Alloy, Inc. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $354,000 and $681,000 for the thirteen and twenty-six weeks ended August 4, 2007 and $309,000 and $631,000 for the thirteen and twenty-six week periods ended July 29, 2006, respectively in our financial statements in accordance with the terms of the media services agreement.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement and an OCM call center agreement. We have compensated Alloy, Inc. approximately $183,000 and $441,000, for the thirteen and twenty-six week periods ended August 4, 2007 and $303,000 and $606,000 for the thirteen and twenty-six weeks ended July 29, 2006, respectively in relation to the services provided under these agreements.

Effective as of May 31, 2007, dELiA*s, Inc., and Alloy, Inc. terminated their Managed Services Agreement (the “Managed Services Agreement”), which was entered into on December 19, 2005 in connection with the Spinoff. Pursuant to the Managed Services Agreement, Alloy, Inc., for a monthly fee, had provided the Company with website hosting, data communication management, security and other managed services in support of the Company’s e-commerce webpages and applications. The third-party service provider that Alloy, Inc. had used in its performance of the Managed Services Agreement will now furnish these services pursuant to a direct arrangement with the Company.

In connection with the termination of the Managed Services Agreement, Alloy, Inc. agreed to provide specified transitional services to the Company at agreed upon rates, and the Company agreed to purchase certain network hardware used in connection with the performance of these services for a payment of $100,000.

In the first quarter of fiscal 2006, we recorded an adjustment to the reclassification of divisional equity to common stock and additional paid-in capital. The subsequent adjustment of $686,000 related to a prepaid insurance policy paid by Alloy, Inc. that related to the dELiA*s, Inc. business.

9. Litigation

We are involved, from time to time, in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS No. 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint was filed on behalf of the State of Illinois under the Illinois Whistleblower Reward and Protection Act and seeks damages arising out of dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. On June 15, 2004 dELiA*s Corp. filed a motion to dismiss the action and joined other retailer defendants who had been sued in related cases in a Consolidated Joint Brief In Support Of Motion To Dismiss, and, together with such other defendants, filed on August 13, 2004 a Consolidated Joint Reply In Support Of Defendants’ Combined Motion To Dismiss. Oral argument on the motion to dismiss was held on September 22, 2004, and dELiA*s Corp. submitted a Supplemental Brief in support of its Motion to Dismiss on Common Grounds on October 13, 2004. On January 13, 2005, an order was entered by the Circuit Court denying Defendants’ Motion to Dismiss. On February 14, 2005, dELiA*s Corp. filed a Motion For Leave to File an Interlocutory Appeal, which was granted by the Circuit Court on March 15, 2005, finding there were issues of law to be determined. On April 8, 2005, dELiA*s Corp. filed a petition with the Illinois Appellate Court to consider and hear the appeal. That application was denied by an order of the Appellate Court entered on May 23, 2005. On June 27, 2005 dELiA*s Corp. filed a petition for leave to appeal the Appellate Court decision to the Illinois Supreme Court. On September 29, 2005, the Illinois Supreme Court ordered the Illinois Appellate Court to hear the appeal of the trial court’s order denying dELiA*s Corp.’s motion to dismiss and consider the issues of law presented. Briefs have been submitted to the Appellate Court and the matter is awaiting setting of a date for oral argument. While we believe we have a valid defense, we are unable at this time to assess whether our defense to this action will be successful or whether and to what extent we may incur losses as a result of this action. Litigation is inherently unpredictable, and we could be liable for treble damages, between $5,000 to $10,000 per violation and attorneys fees and costs which could amount to in excess of $3.5 million.

While the Company continues to believe it has a valid defense to the Whistleblower Act claims, it has entered into settlement discussions with the State of Illinois pursuant to which it hopes to extinguish any potential liability under the Whistleblower Act and for any tax on internet or catalog sales to Illinois residents. These discussions have produced a settlement proposal by the State of Illinois, the terms of which are still being negotiated. On June 25, 2007, the State of Illinois filed a Motion To Approve Proposed Settlement based on its proposed terms. On July 27, 2007, the whistleblower filed a Memorandum in Response to State’s Motion to Approve Settlement opposing the proposed settlement. The Court has scheduled a hearing for September 19, 2007 at which time it will rule on whether to approve the proposed settlement. If the Court approves the proposed settlement, the whistleblower will have the ability to appeal that ruling.

We and Alloy, Inc. have been named as defendants in an action filed on June 7, 2007 by Charles E. Hill & Associates, Inc. (“Hill”) against 12 defendants in the United States District Court for the Eastern District of Texas, Marshall Division alleging infringement of two patents owned by Hill relating to a method for e-commerce shopping and seeking a permanent injunction and unspecified money damages, interest and costs and fees. We have agreed to indemnify Alloy, Inc. against this action pursuant to the terms of our intellectual property agreement with Alloy, Inc. We and Alloy, Inc. plan to enter into a joint defense group comprised of most of the defendants to defend this action. While it is too early to predict the outcome of this litigation, we believe that we have meritorious defenses, have filed an answer denying the allegations asserted by Hill and plan to vigorously defend the action.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that, apart from the Whistleblower Act action set forth above, there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

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

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs. Corporate and other assets include corporate headquarters, distribution and contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in note 2. Reportable data for our operating segments were as follows:

	Direct Marketing Segment	Retail Store Segment	Total
	(In thousands)
Total Assets
August 4, 2007	$88,959	$67,642	$156,601
July 29, 2006	$93,160	$48,900	$142,060
February 3, 2007	$99,734	$53,771	$153,505
Capital Expenditures
August 4, 2007	$2,043	$11,896	$13,939
July 29, 2006	$792	$10,029	$10,821
Depreciation and Amortization
August 4, 2007	$869	$2,690	$3,559
July 29, 2006	$891	$1,863	$2,754
Goodwill
August 4, 2007	$40,204	$—	$40,204
July 29, 2006	$40,204	$—	$40,204
February 3, 2007	$40,204	$—	$40,204

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net revenues:
Direct marketing	$33,073	$33,891	$71,202	$71,022
Retail stores	19,365	14,960	39,043	29,699

Total net revenue	52,438	48,851	110,245	100,721

Operating income (loss):
Direct marketing	398	938	1,595	2,673
Retail stores	(5,709)	(4,420)	(10,360)	(7,503)

Loss before interest (income) expense and income taxes	(5,311)	(3,482)	(8,765)	(4,830)
Interest (income) expense, net	(78)	(110)	(287)	(158)

Loss before income tax	$(5,233)	$(3,372)	$(8,478)	$(4,672)

dELiA*s, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 30, 2005 we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital.

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenagers; to expand and develop our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and retail store concepts; and to carry out such strategy while controlling costs.

We expect that growth in our retail stores business, which represented 35.4% of our total net sales in the first half of fiscal 2007, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 15% to 20% annually through fiscal 2008 and by approximately 25% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350–400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

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

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing square footage by approximately 15% to 20% annually through fiscal 2008 and by approximately 25% annually thereafter.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•

comparable store sales, defined as those stores that have been opened for at least fifteen full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within the past year;

•

store metrics such as sales per gross square foot, average retail price per unit sold, average transaction values, store contribution margin (defined as store gross profit less direct costs of running the store), and average units per transaction;

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on-hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and cost of goods available per average square foot (COGAS); and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

At the end of the first half of fiscal 2007, we had a total of 80 stores compared to a total of 69 stores at the end of the first half of fiscal 2006. During the first half of fiscal 2007, we opened a total of ten new stores, relocated two stores and closed seven stores. In addition, we closed our Natick, Massachusetts location in the first quarter of fiscal 2007 and remodeled and reopened it in the second quarter.

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for fifteen full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within the past year. If a store is closed during a fiscal period, it is removed from the computation of comparable store sales for that fiscal quarter and year-to-date period.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ending February 2, 2008 is a 52-week fiscal year, and the fiscal year ended February 3, 2007 was a 53-week fiscal year.

The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, resulting in the end of the first half of fiscal 2007 being shifted later by one week relative to the quarter-ending date last fiscal year. This had a significant impact on the first half of fiscal 2007, as a peak week of selling for one of the largest full-priced catalog mailings of the season was captured in the fourth quarter of fiscal 2006, and a week of clearance catalog selling was thereby shifted into this year’s first quarter. If there are seasonal influences near quarter-end dates, year-over-year comparisons may be impacted by the calendar shift. Our reported comparable store results for fiscal 2007, both in this report and in our other public disclosures, are being adjusted for the shift. For example, the second quarter of fiscal 2007 compares the thirteen weeks ended August 4, 2007 to the thirteen weeks ended August 5, 2006.

dELiA*s, Inc.

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.5	63.6	64.6	62.6
Gross profit	34.5	36.4	35.4	37.4
Operating expenses:
Selling, general and administrative expenses	44.7	43.5	43.3	42.1
Total operating expenses	44.7	43.5	43.3	42.1
Loss before interest income (expense) and income tax	(10.1)	(7.1)	(8.0)	(4.8)
Interest income (expense), net	(0.1)	(0.2)	(0.3)	(0.2)
Loss before income taxes	(10.0)	(6.9)	(7.7)	(4.6)
Provision (benefit) for income taxes	(0.3)	(0.5)	(0.1)	(0.3)
Net loss	(9.7)%	(6.4)%	(7.6)%	(4.3)%

Quarter Ended August 4, 2007 Compared with the Quarter Ended July 29, 2006.

Revenues

Total Revenues. Total revenues increased 7.3% to $52.4 million in the quarter ended August 4, 2007 from $48.9 million in the quarter ended July 29, 2006. Revenue increases in the retail segment were driven primarily by new store sales and a 4.6% comparable same store sales increase over the prior year.

Direct Marketing Revenues. Direct marketing revenues decreased 2.4% to $33.1 million in the quarter ended August 4, 2007 from $33.9 million in the quarter ended July 29, 2006. The direct business had increases in its full-price business, in both summer books as well as the important back to school mailing. This increase was offset by spring and summer clearance which experienced shortfalls due to lack of clearance merchandise.

Retail Store Revenues. Retail store revenues increased 29.4% to $19.4 million for the quarter ended August 4, 2007 from $15.0 million for the quarter ended July 29, 2006. The majority of the revenue increase was driven by new store openings. During the quarter, we opened five new stores and relocated one store. In addition, we closed our Natick, MA location in the first quarter of fiscal 2007 and remodeled and reopened it in the second quarter. Accordingly, we ended the quarter with 80 stores in operation as compared to the 67 premiere (non-outlet) locations open as of July 29, 2006, the ending date of last year’s fiscal quarter. Also contributing to the increased revenues was a 4.6% comparable store sales increase over the prior comparable period.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	August 4, 2007		July 29, 2006	August 4, 2007		July 29, 2006
Channel Net Sales:
Retail	$19,365		$14,960	$39,043		$29,699
Direct:
Catalog	8,013		9,310	17,505		20,273
Internet	25,060		24,581	53,697		50,749

	$52,438		$48,851	$110,245		$100,721

Internet %	76%		73%	75%		71%

Catalogs Mailed	15,788		16,465	37,544		37,218
Number of Stores:
Beginning of periods	75		63	74		59
Stores opened	6	*	8	13	*	12
Stores closed	1		2	7		2

End of Period	80		69	80		69

Total Gross Sq. Ft. End of Period	303.9		259.9	303.9		259.9
Total Gross Sq. Ft. End of Period - Premiere (1)	303.9		252.1	303.9		252.1

(1)	Premiere Stores are full-price, as contrasted with outlet stores which offered primarily excess inventory at discounted prices.
*	Totals include one store that was closed in the first quarter of fiscal 2007 and was remodeled and reopened in the second quarter of fiscal 2007.

dELiA*s, Inc.

Gross Profit

Total Gross Profit. Gross profit for the quarter ended August 4, 2007 was $18.1 million or 34.5% of revenues as compared to $17.8 million or 36.4% of revenues in the quarter ended July 29, 2006. Revenue increases in the retail segment drove additional gross profit dollars. The decline in gross profit margin percentage, however, was due to the retail segment growing as a percentage of the total sales mix and an increase in retail markdowns. The direct marketing gross profit percentage did show a slight increase attributable to the lower percentage of clearance merchandise. Direct segment gross profit margins are generally higher than those in the retail segment because catalog and internet costs are included in selling expenses while occupancy costs of the retail stores are included in gross profit.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended August 4, 2007 was $14.5 million or 43.9% of revenues as compared to $14.8 million or 43.8% of revenues for the quarter ended July 29, 2006. The increase in gross profit percentage was primarily attributable to a lower percentage of clearance merchandise in the sales mix due to lower levels of excess inventory.

Retail Store Gross Profit. Retail stores gross profit for the quarter ended August 4, 2007 was $3.6 million or 18.6% of revenues as compared to $2.9 million or 19.7% of revenues for the quarter ended July 29, 2006. New store revenues and a 4.6% comparable store sales increase drove the increase in gross profit dollars. The reduction in gross profit percentage in the current quarter was the result of additional promotional markdowns required to clear excess carryover and slow-moving merchandise. The increase in comparable store sales resulted in the leverage of occupancy costs, which offset, in part, the reduced merchandise margins.

Operating Expenses

Total Selling, General and Administrative. In total, selling, general and administrative expenses increased $2.2 million, from $21.3 million in the quarter ended July 29, 2006 to $23.4 million in the quarter ended August 4, 2007. The $2.2 million increase was the result of higher depreciation expense, and planned increases in payroll and corporate overhead costs, which more than offset the improved leverage of other expenses associated with the increase in revenues. As a percentage of related revenues, total selling, general and administrative expenses increased from 43.5% in the quarter ended July 29, 2006 to 44.7% in the quarter ended August 4, 2007. The increase was due to lack of sales leverage for the planned increase in overhead costs.

Direct Marketing Selling, General and Administrative. Direct marketing, selling, general and administrative expenses increased $216,000 from $13.9 million in the quarter ended July 29, 2006 to $14.1 million in the quarter ended August 4, 2007. As a percentage of related revenues, direct marketing selling, general and administrative expenses increased from 41.0% in the quarter ended July 29, 2006 to 42.7% in the quarter ended August 4, 2007. The increase was due to the lack of sales leverage for the planned increase in overhead costs.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased $1.9 million from $7.4 million in the quarter ended July 29, 2006 to $9.3 million in the quarter ended August 4, 2007. As a percentage of related revenues, retail selling, general and administrative expenses decreased from 49.2% for the quarter ended July 29, 2006 to 48.1% in the quarter ended August 4, 2007. The improvement from the leveraging of store operating expenses more than offset the additional overhead allocation and depreciation expense.

Loss before interest (income) expense and income taxes

Loss before interest (income) expense and income taxes. Our loss before interest (income) expense and income taxes was $5.3 million in the second quarter of fiscal 2007 as compared to a loss of $3.5 million in the second quarter of fiscal 2006.

Direct Marketing income before interest (income) expense and income taxes. Direct marketing income before interest (income) expense and income taxes was $400,000 for the quarter ended August 4, 2007 versus income of $900,000 for the quarter ended July 29, 2006.

Retail Store loss before interest (income) expense and income taxes. Loss from retail stores before interest (income) expense and income taxes was $5.7 million for the quarter ended August 4, 2007 while our loss was $4.4 million for the quarter ended July 29, 2006.

Interest ( income) expense, net

We recorded net interest income of $78,000 in the quarter ended August 4, 2007 and net interest income of $110,000 in the quarter ended July 29, 2006. Reduced interest income resulted from the lower quarterly cash balances in the second quarter of fiscal 2007. Interest expense is related to the mortgage note for our Hanover, Pennsylvania facility and borrowings under the Facility.

(Benefit) provision for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate. We recorded an income tax benefit of $145,000 in the quarter ended August 4, 2007 and income tax benefit of $243,000 for the quarter ended July 29, 2006. The income tax benefit resulted from an anticipated benefit from consolidated operating losses for the period.

Twenty-six weeks ended August 4, 2007 compared with Twenty-six weeks ended July 29, 2006

Revenues

Total Revenues. Total revenues increased 9.5% to $110.2 million in the twenty-six weeks ended August 4, 2007 from $100.7 million in the twenty-six weeks ended July 29, 2006. Revenue increases in the retail segment were driven primarily by new store sales, while slight increases in pages circulated resulted in higher sales volume in the direct segment.

Direct Marketing Revenues. Direct marketing revenues increased 0.3% to $71.2 million in the twenty-six weeks ended August 4, 2007 from $71.0 million in the twenty-six weeks ended July 29, 2006. Slight increases in pages circulated resulted in higher demand sales period over period.

dELiA*s, Inc.

Retail Store Revenues. Retail store revenues increased 31.5% to $39.0 million for the twenty-six weeks ended August 4, 2007 from $29.7 million for the twenty-six weeks ended July 29, 2006. The increase in retail store revenues is primarily due to eleven net additional stores open period over period. The first twenty-six weeks comparable store sales for premiere, non-outlet stores increased 6.8%.

Gross Profit

Total Gross Profit. Gross profit for the twenty-six weeks ended August 4, 2007 was $39.0 million or 35.4% of revenues as compared to $37.6 million or 37.4% of revenues in the twenty-six weeks ended July 29, 2006. New store revenues increased gross profit dollars. The decline in gross profit percentage, however, was due to the gross profit percentage decline in the retail segment and the retail segment’s growing proportion of consolidated sales.

Direct Marketing Gross Profit. Direct marketing gross profit for the twenty-six weeks ended August 4, 2007 was $31.4 million or 44.2% of revenues as compared to $31.1 million or 43.8% of revenues for the twenty-six weeks ended August 4, 2007. Better full-priced selling and a smaller proportion of aged inventory available for clearance positively impacted product margins.

Retail Store Gross Profit. Retail store gross profit for the twenty-six weeks ended August 4, 2007 was $7.5 million compared with $6.5 million for the twenty-six weeks ended July 29, 2006, an increase of approximately $1.0 million. As a percentage of revenues, gross profit decreased from 21.9% in the twenty-six weeks ended July 29, 2006 to 19.3% in the twenty-six weeks ended July 29, 2006. New store revenues and a 6.8% comparable store sales increase drove the increase in gross profit dollars. The reduction in gross profit percentage in the current period was the result of additional promotional markdowns required to clear excess carryover and slow-moving merchandise. The increase in comparable store sales resulted in the leverage of occupancy costs, which offset, in part, the reduced merchandise margins.

Operating Expenses

Total Selling, General and Administrative. In total, selling, general and administrative expenses increased 12.5% from $42.5 million in the twenty-six weeks ended July 29, 2006 to $47.7 million in the twenty-six weeks ended August 4, 2007. The $5.2 million increase was the result of $2.7 million in store operating expenses and depreciation associated with a net increase of eleven stores, $800,000 of incremental rent and moving costs associated with the build out of our new corporate office space, an additional $400,000 in catalog selling expense related to the increase in pages circulated, attributed to our first quarter CCS Girls catalog test, and additional planned increases in corporate overhead for payroll , professional services, severance and recruiting. As a percentage of total revenues, our total selling, general and administrative expenses increased from 42.1% in the twenty-six weeks ended July 29, 2006 to 43.3% in the twenty-six weeks ended August 4, 2007. The increase in corporate overhead more than offset the improved leveraging of other expenses due to the increase in revenues.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased 4.9% from $28.5 million in the twenty-six weeks ended July 29, 2006 to $29.8 million in the twenty-six weeks ended August 4, 2007. As a percentage of related revenues, direct marketing selling, general, and administrative expenses increased from 40.1% in the first twenty-six weeks of fiscal 2006 to 41.9% in the first twenty-six weeks of fiscal 2007. The $1.3 million increase was primarily related to the additional corporate allocation of rent and expenses associated with the relocation of our corporate offices and an additional $400,000 in catalog selling expense related to the first quarter CCS Girls catalog test.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $17.9 million in the twenty-six weeks ended August 4, 2007 as compared to $14.0 million in the twenty-six weeks ended July 29, 2006. As a percentage of related revenues, retail selling, general, and administrative expenses decreased from 47.1% in the first twenty-six weeks of fiscal 2006 to 45.8% in the first twenty-six weeks of fiscal 2007. The $3.9 million increase was the result of $2.7 million in store operating expenses and depreciation associated with the net increase of eleven stores, additional corporate allocation of rent and expenses associated with the relocation of our corporate offices and planned overhead increases.

Loss before interest (income) expense and income taxes

Loss before interest (income) expense and income taxes. Our loss before interest (income) expense and income taxes was $8.8 million in the first twenty-six weeks of fiscal 2007 as compared to a loss of $4.8 million in the first twenty-six weeks of fiscal 2006.

Direct Marketing income before interest (income) expense and income taxes. Direct marketing income before interest (income) expense and income taxes was $1.6 million for the twenty-six weeks ended August 4, 2007 versus income of $2.7 million for the twenty-six weeks ended July 29, 2006.

Retail Store Loss before interest (income) expense and income taxes. Our loss from retail stores before interest (income) expense and income taxes was $10.4 million for the twenty-six weeks ended August 4, 2007 while our loss was $7.5 million for the twenty-six weeks ended July 29, 2006.

Interest income (expense), net

We recorded net interest income of $287,000 in the twenty-six weeks ended August 4, 2007 and net interest income of $158,000 in the twenty-six weeks ended July 29, 2006.

(Benefit) provision for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate. We recorded an income tax benefit of $125,000 in the twenty-six weeks ended August 4, 2007 and an income tax benefit of $323,000 for the twenty-six weeks ended July 29, 2006.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our noncash working capital requirements increase and have typically been funded by our cash balances and borrowings under the Facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, gas prices, general economic conditions, competition and weather conditions.

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

With respect to fiscal 2007 cash flow from operations and capital expenditures, we expect that our capital expenditures will exceed our cash flow from operations by approximately $7 to $9 million. As a result of our seasonal business, we began borrowings under our $25 million senior secured revolving credit facility (the “Facility”) in the second quarter and will continue into the fourth quarter. We anticipate ending fiscal 2007 with no borrowings outstanding under our Facility. Further, we expect our capital expenditures related to our retail store expansion, net of landlord contributions, combined with other capital projects related to systems and planning initiatives and the new corporate office lease, to be approximately $20 million. We expect our current cash balance, cash flow from operations and availability under our Facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures for at least the next eighteen months. Beyond that time frame, if we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flow from operations is not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash used in operating activities was $12.1 million in the twenty-six weeks ended August 4, 2007, compared with net cash used in operating activities of $4.7 million in the twenty-six weeks ended July 29, 2006. The cash used in operating activities for fiscal 2007 was due primarily to funding the net operating losses in the retail segment and increased inventory levels.

Cash used in investing activities was $13.9 million in the twenty-six weeks ended August 4, 2007. Cash used in investing activities was $10.8 million in the twenty-six weeks ended July 29, 2006. The $13.9 million was due to capital expenditures associated with the construction of our new retail stores and build out of our new corporate office facility. Eleven new stores were opened in the first half of fiscal 2007, two stores were refurbished, and one store was relocated.

Cash provided by financing activities was $7.6 million in the twenty-six weeks ended August 4, 2007, primarily related to borrowing under the Facility and proceeds from the exercise of stock options. Cash provided by financing activities in the twenty-six weeks ended July 29, 2006 was $35.2 million.

dELiA*s, Inc. and certain of its wholly owned subsidiaries have the Facility that the Company may draw upon for working capital and capital expenditure requirements and which has an initial credit limit of $25 million. The Facility may also be used for letters of credit up to an aggregate sublimit amount of $10 million.

Funds are available under the Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Facility based upon eligible inventory and accounts receivable, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million). Loans under the Facility bear interest, at the Company’s option, either at the prime rate or the London Interbank Offered Rate plus a variable margin ranging from 1.25% to 1.75% depending on excess availability and cash on hand. A monthly fee of 0.25% per year annum is payable based on the unused balance of the Facility.

The Company is allowed under the Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit, however, requires the Company to pay an origination fee of 0.20% of the amount of the increase. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The Facility has a maturity date of May 17, 2009.

At August 4, 2007, the unused available credit under the Facility was $9.3 million and approximately $4.9 million of letters of credit were outstanding. The loan balance outstanding under the Facility as of August 4, 2007 was $6.9 million. The weighted average interest rate for funds borrowed from Wells Fargo for the period ending August 4, 2007 was 7.21%.

The Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases, the annual amount of capital expenditures we may make and the number of new stores the Company may open each year. The Company is currently in compliance with all of its covenants under the Facility.

dELiA*s, Inc.

Contractual Obligations

The following table presents our significant contractual obligations as of August 4, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgage Loan Agreement Principal (1)	$2,488	$143	$2,345	$—	$—
Interest on Mortgage Loan (1)	216	186	30	—	—
Operating Lease Obligations (2)	103,837	13,773	27,603	23,341	39,120
Purchase Obligations (3)	40,472	40,472	—	—	—
Future Severance-Related Payments (4)	3,229	1,688	1,541	—	—

Total	$150,242	$56,262	$31,519	$23,341	$39,120

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania
(2)	Our operating lease obligations are primarily related to dELIA*s retail stores
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements
(4)	Our future severance-related payments primarily consist of severance agreements and a non-competition agreement with a former employee of dELIA*s Corp.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term, non-cancelable capital lease commitments for equipment.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, investments, intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 8 to our financial statements). In connection with the Spinoff, we entered into this media services agreement with Alloy, Inc. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $354,000 and $309,000 for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, and $681,000 and $631,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

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

To assist in the process of determining goodwill impairment, we obtain appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with SFAS No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 effective February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $116,000 increase in the net liability for unrecognized tax benefits. This increase in liability, which includes interest and penalties as stated below, resulted in a decrease to the February 4, 2007 retained earnings balance in the amount of $116,000. There were no material changes in this amount as of August 4, 2007. For additional information on the adoption of FIN 48, see Note 2 to our financial statements.

dELiA*s, Inc.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Facility to facilitate the purchase of merchandise.

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

At the time of the Spinoff, Alloy Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions, the combined share value of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of August 4, 2007, 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with the conversion of the Debentures. We expect further conversion of such Debentures may occur in the near term.

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

Inflation

In general, our costs are affected by inflation, and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us in the past.

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

As of August 4, 2007, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item. Revolving loans under the Facility bear interest at rates that are tied to the LIBOR and Prime Rate and therefore our consolidated financial statements could be exposed to changes in interest rates. The Company has not considered this exposure material.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, August 4, 2007, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS No. 5, “Accounting for Contingencies” when assessing pending or potential litigation.

The information set forth in Part I, Note No. 9 on page 14 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s Annual Meeting of Stockholders held on July 11, 2007:

Election of Directors

Nominees	For	Withheld	Abstentions	Broker Non-Votes
Matthew L. Feshbach	24,621,319	3,906,928	—	—
Robert E. Bernard	24,816,492	3,711,755	—	—
Carter S. Evans	28,328,085	200,162	—	—
Walter Killough	24,767,126	3,761,121	—	—
Scott M. Rosen	28,104,198	424,049	—	—
Gene Washington	28,104,198	424,049	—	—

All six directors listed above were elected to a one year term.

The following proposals were adopted by the vote indicated:

Ratification of appointment of BDO Seidman, LLP as independent registered public accountants for the fiscal year ending February 2, 2008.

Votes For	Votes Against	Abstentions	Broker Non-Votes
28,470,606	41,414	16,227	—

Approval of the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes
15,097,438	1,188,111	6,932	12,235,766

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(A)	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.

dELiA*s, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: September 10, 2007	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: September 10, 2007	By:	/s/ Stephen A. Feldman
Stephen A. Feldman
Chief Financial Officer

dELiA*s, Inc.

EXHIBIT INDEX

(A)	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.