Form 10-Q
period 2007-11-03
dELiAs, Inc.
filed 2007-12-10
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

As of December 6, 2007 the registrant had 30,886,124 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 3, 2007	October 28, 2006	February 3, 2007
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,592	$18,427	$28,874
Inventories, net	51,857	42,493	31,680
Prepaid catalog costs	7,051	5,014	3,157
Other current assets	7,879	5,802	6,759

Total current assets	75,379	71,736	70,470
Property and equipment, net	51,801	35,440	39,543
Goodwill	40,204	40,204	40,204
Intangible assets, net	2,541	2,633	2,610
Other noncurrent assets	421	875	678

Total assets	$170,346	$150,888	$153,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,911	$18,678	$17,821
Bank loan payable	12,169	7,000	—
Current portion of mortgage note payable	2,453	134	139
Accrued expenses and other current liabilities	29,055	28,331	27,549

Total current liabilities	70,588	54,143	45,509
Deferred credits and other long-term liabilities	8,867	5,064	7,723
Long-term portion of mortgage note payable	—	2,444	2,406

Total liabilities	79,455	61,651	55,638

Commitment and contingencies
Stockholders’ Equity:
Preferred stock: $0.001 par value; 25,000,000 shares authorized, none issued	—	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 30,881,489; 30,745,497; and 29,838,628 shares issued and outstanding, respectively	31	30	30
Additional paid-in capital	96,600	93,179	94,975
Deferred compensation	(145)	—	—
(Accumulated deficit) retained earnings	(5,595)	(3,972)	2,862

Total stockholders’ equity	90,891	89,237	97,867

Total liabilities and stockholders’ equity	$170,346	$150,888	$153,505

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$71,234	$67,533	$181,479	$168,254
Cost of goods sold	43,699	39,250	114,967	102,340

Gross profit	27,535	28,283	66,512	65,914
Selling, general and administrative expenses	27,263	24,686	75,005	67,147

Income (loss) before interest expense (income) and income taxes	272	3,597	(8,493)	(1,233)
Interest expense (income), net	168	84	(119)	(74)

Income (loss) before income taxes	104	3,513	(8,374)	(1,159)
Provision (benefit) for income taxes	92	244	(33)	(79)

Net income (loss)	$12	$3,269	$(8,341)	$(1,080)

Basic net income (loss) per share of common stock:
Basic net income (loss) attributable to common stockholders per share	$0.00	$0.12	$(0.27)	$(0.04)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	30,858,372	27,604,578	30,827,206	26,557,318

Diluted net income (loss) per share:
Diluted net income (loss) attributable to common stockholders per share	$0.00	$0.11	$(0.27)	$(0.04)

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	30,993,804	30,960,131	30,827,206	26,557,318

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid- in Capital	Deferred Compensation	Retained Earnings/ (Accumulated Deficit)	Total
	Shares	Value
Balance February 3, 2007	30,745,497	$30	$94,975	$—	$2,862	$97,867
Shares issued pursuant to exercise of stock options	106,627	1	696	—	—	697
Issuance of restricted stock	29,365	—	211	(211)	—	—
Amortization of restricted stock, net	—	—	—	66	—	66
Cumulative effect of the implementation of FIN 48	—	—	—	—	(116)	(116)
Other stock-based compensation	—	—	718	—	—	718
Net loss	—	—	—	—	(8,341)	(8,341)

Balance November 3, 2007	30,881,489	$31	$96,600	$(145)	$(5,595)	$90,891

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,341)	$(1,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,497	4,069
Stock-based compensation	784	846
Loss on disposal of assets	—	100
Changes in operating assets and liabilities:
Inventories	(20,177)	(16,661)
Prepaid catalog costs and other current assets	(5,014)	(4,060)
Other noncurrent assets	257	102
Accounts payable, accrued expenses and other liabilities	11,624	10,872

Net cash used in operating activities	(15,370)	(5,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,686)	(14,593)

Net cash used in investing activities	(17,686)	(14,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from Alloy, Inc.	—	8,155
Payment of mortgage note payable	(92)	(102)
Net borrowings under line of credit agreement	12,169	7,000
Proceeds from rights offering, net of cash expenses	—	19,766
Proceeds from exercise of employee stock options	697	1,490

Net cash provided by financing activities	12,774	36,309

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,282)	15,904
CASH AND CASH EQUIVALENTS, beginning of period	28,874	2,523

CASH AND CASH EQUIVALENTS, end of period	8,592	18,427

Cash paid during the period for interest	$329	$292
Cash paid during the period for taxes	548	51
Noncash transfers from Alloy, Inc.	$—	$686

See accompanying notes to unaudited consolidated financial statements.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., when we refer to “dELiA*s, Inc.,” the “Company”, “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended November 3, 2007 and October 28, 2006 is unaudited. The accompanying consolidated balance sheet at February 3, 2007 is audited.

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

Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements of dELiA*s, Inc., at November 3, 2007 and October 28, 2006 and for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. Our consolidated financial information for the quarters ended November 3, 2007 and October 28, 2006 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at February 3, 2007 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

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

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock-based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected lives, expected volatility assumptions used for Statement of Financial Accounting Standards (“SFAS No.123(R)”) (revised 2004) “Share-Based Payment “ expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of November 3, 2007, October 28, 2006 and February 3, 2007 were approximately $2.3 million, $2.6 million and $518,000 respectively.

Interest Expense (Income), Net

Interest income and interest expense are presented as a net amount in the consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen and thirty-nine week periods ended November 3, 2007 was $69,000 and $434,000, respectively. Interest income for the thirteen and thirty-nine week periods ended October 28, 2006 was $181,000 and $621,000, respectively.

Interest expense for the thirteen and thirty-nine week periods ended November 3, 2007 was $237,000 and $315,000, respectively. Interest expense for the thirteen and thirty-nine weeks ended October 28, 2006 was $265,000 and $547,000, respectively. We capitalized $4,000 and $144,000 of interest expense in the thirteen and thirty-nine week periods ended November 3, 2007, respectively.

Income (loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128 “Earnings Per Share.” Basic net income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, restricted shares and convertible debentures. The dilutive impact of stock options is determined by applying the “treasury stock” method.

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006:

	For Thirteen Weeks Ended		For Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Options, warrants and restricted shares	6,817,323	2,036,959	6,844,646	7,057,802
Rights offering	—	—	—	—
Conversion of 5.375% Convertible Debentures	—	—	83,381	3,747,353

Total	6,817,323	2,036,959	6,928,027	10,805,155

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

The Company adopted SFAS No. 123(R) in fiscal 2006 using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year. The Consolidated Financial Statements as of and for the thirteen-week periods ended November 3, 2007 and October 28, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Stock-based compensation recognized in the Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended November 3, 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006, based on the estimated grant date fair value, as well as compensation expense for share-based awards granted subsequent to January 29, 2006. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

Included in selling, general and administrative expense in the Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended November 3, 2007 is stock-based compensation expense of $289,000 and $784,000, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the quarter ended November 3, 2007 was $2.34. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirteen Weeks Ended November 3, 2007
Dividend yield	—
Risk-free interest rate	4.20%
Expected life (in years)	4
Historical volitility	48%

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

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at February 3, 2007	5,857,335	$9.18
Options granted	491,500	8.85
Options exercised	(106,627)	6.70
Options cancelled	(303,383)	8.32

Options outstanding at November 3, 2007	5,938,825	$9.24

Options exercisable at November 3, 2007	3,358,125	$10.37

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at November 3, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.03 - $5.96	688,093	6.28	$5.31	566,557	$5.35
$5.97 - $7.48	2,613,321	7.80	7.25	1,002,390	7.18
$7.49 - $8.99	925,529	7.02	8.41	479,284	8.44
$9.00 - $11.94	765,056	6.61	10.09	363,068	10.39
$11.95 - $15.87	336,929	3.88	14.47	336,929	14.47
$15.88 - $26.95	609,897	3.29	19.52	609,897	19.52

	5,938,825	6.66	$9.24	3,358,125	$10.37

A summary of the status of the Company’s nonvested shares as of February 3, 2007, and changes during the thirty-nine week period ended November 3, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares at February 3, 2007	2,859,802	$1.85
Granted	491,500	$4.52
Vested	(250,155)	$2.68
Cancelled	(520,447)	$1.85

Nonvested Shares at November 3, 2007	2,580,700	$2.27

As of November 3, 2007, there was $873,000 of total unrecognized compensation cost related to nonvested employee share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately one year.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. In addition, as a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of November 3, 2007, 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with conversions of the Debentures. We expect further conversion of such Debentures may occur in the near term. When these transactions occur, they will be recorded as a component of stockholders’ equity and would not have an impact on the statement of operations.

Restricted Stock

In the first half of fiscal 2007, the Company issued 29,365 shares of restricted stock to five board members. Upon authorization of the shares, deferred compensation expense equivalent to the market value of the shares on the respective dates of grants was charged to stockholders’ equity and will be amortized to compensation expense over the respective vesting period.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Implementation of FIN No. 48

In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000.

As stated above, the adjustment to the total amount of unrecognized tax benefits as of the date of adoption was approximately $116,000, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in tax expense. As of February 4, 2007, the Company had recorded liabilities for interest and penalties of approximately $4,000 and $11,000, respectively. As a result of the adoption of FIN 48, the Company recorded an additional liability of approximately $3,000 and $10,000 in interest expense for the thirteen and thirty-nine week periods ended November 3, 2007.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2003 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examination.

Recently Issued Accounting Pronouncements

FASB Statement No. 157, “Fair Value Measurement” (“FASB 157”) was issued in September 2006. FASB 157 provides a definition of fair value, provides guidance for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. FASB 157 will be effective at the beginning of fiscal 2008 for companies’ financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The FASB has provided a one-year deferral for the implementation of FASB 157 for other non-financial assets and liabilities. An exposure draft will be issued for comment in the near future on the partial deferral. We are presently evaluating the impact of the adoption of FASB 157 on our results of operations and financial position.

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

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment, net

Property and equipment (net) consisted of the following:

	November 3, 2007	October 28, 2006	February 3, 2007
			(audited)
Construction in progress	$4,323	$4,190	$5,340
Computer equipment	9,966	9,057	10,161
Machinery and equipment	6,028	5,975	5,975
Office furniture	11,667	10,462	10,821
Leasehold improvements	26,918	14,353	16,014
Building	7,559	7,559	7,559
Land	500	500	500

	66,961	52,096	56,370
Less: accumulated depreciation and amortization	(15,160)	(16,656)	(16,827)

	$51,801	$35,440	$39,543

Depreciation and amortization expense related to property and equipment was approximately $1.9 million and $5.4 million for the thirteen and thirty-nine week periods ended November 3, 2007 and $1.3 million and $3.9 million for the thirteen and thirty-nine week periods ended October 28, 2006. In April 2007, approximately $6.7 million of fully depreciated assets were retired in conjunction with the dELiA*s, Inc. headquarters relocation.

4. Intangible Assets

Our acquired intangible assets were as follows:

	November 3, 2007		October 28, 2006		February 3, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
					(audited)
Amortizable intangible assets:
Mailing lists	$78	$70	$78	$66	$78	$67
Noncompetition agreements	390	341	390	283	390	297
Websites	689	689	689	689	689	689
Leaseholds	190	125	190	95	190	103

	$1,347	$1,225	$1,347	$1,133	$1,347	$1,156

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 3.7 years. Amortization expense was approximately $23,000 and $69,000 for the thirteen and thirty-nine week periods ended November 3, 2007 and approximately $31,000 and $130,000 for the thirteen and thirty-nine week periods ended October 28, 2006, respectively. As of November 3, 2007, the estimated remaining amortization expense through February 2, 2008 and each of the next three fiscal years is approximately $23,000, $68,000, and $31,000 respectively.

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

Funds are available under the Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Facility based upon eligible inventory and accounts receivable, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million). Loans under the Facility bear interest, at the Company’s option, either at the prime rate or the London Interbank Offered Rate plus a variable margin ranging from 1.25% to 1.75% depending on excess availability and cash on hand. A monthly fee of 0.25% per annum is payable based on the unused balance of the Facility.

The Company is allowed under the Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. In the third quarter of fiscal 2007, we exercised the option and obtained a temporary credit increase of $5 million. The Facility has a maturity date of May 17, 2009.

At November 3, 2007, the unused available credit under the Facility was $8.9 million and approximately $6.0 million of letters of credit were outstanding. The loan balance outstanding under the Facility as of November 3, 2007 was $12.2 million. The weighted average interest rate for funds borrowed from Wells Fargo for the period ended November 3, 2007 was 7.2%.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	November 3, 2007	October 28, 2006	February 3, 2007
			(audited)
Accrued sales tax	$2,097	$2,539	$2,397
Credits due to customers	13,038	11,431	12,694
Allowance for sales returns	1,192	1,243	1,271
Construction in progress	1,780	2,077	817
Other	10,948	11,041	10,370

	$29,055	$28,331	$27,549

7. Mortgage Note Payable

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and matures with a balloon payment of $2.3 million in September 2008. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

We were in compliance with the financial covenants for the quarter ended November 3, 2007. As of November 3, 2007, the current mortgage note payable balance was $2.4 million. The mortgage loan is secured by the distribution facility and related property. Our intention is to refinance the mortgage note prior to maturity.

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we entered into a media services agreement with Alloy, Inc. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $381,000 and $1,062,000 for the thirteen and thirty-nine weeks ended November 3, 2007 and $489,000 and $1,120,000 for the thirteen and thirty-nine week periods ended October 28, 2006, respectively, in our financial statements in accordance with the terms of the media services agreement.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement and an OCM call center agreement. We have compensated Alloy, Inc. approximately $73,000 and $514,000 for the thirteen and thirty-nine week periods ended November 3, 2007 and $279,000 and $885,000 for the thirteen and thirty-nine weeks ended October 28, 2006, respectively, in relation to the services provided under these agreements.

Effective as of May 31, 2007, dELiA*s, Inc., and Alloy, Inc. terminated the Managed Services Agreement (the “Managed Services Agreement”), which was entered into on December 19, 2005 in connection with the Spinoff. Pursuant to the Managed Services Agreement, Alloy, Inc., for a monthly fee, had provided the Company with website hosting, data communication management, security and other managed services in support of the Company’s e-commerce webpages and applications. The third-party service provider that Alloy, Inc. had used in its performance of the Managed Services Agreement is furnishing these services pursuant to a direct arrangement with the Company.

In connection with the termination of the Managed Services Agreement, Alloy, Inc. provided specified transitional services to the Company at a cost of $90,000, and the Company agreed to purchase certain network hardware used in connection with the performance of these services for a payment of $100,000.

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

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint was filed on behalf of the State of Illinois under the Illinois Whistleblower Reward and Protection Act and sought damages arising out of dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. On June 15, 2004, dELiA*s Corp. filed a motion to dismiss the action; the Circuit Court denied this motion on January 13, 2005, and a series of appeals ensued.

While the Company continued to believe it had a valid defense to the Whistleblower Act claims, there could be no assurance that its defense to this action would be successful or whether and to what extent it might have incurred liabilities as a result of this action. Litigation is inherently unpredictable, and the Company could have been liable for treble damages, between $5,000 to $10,000 per violation and attorneys fees and costs which could have amounted to in excess of $3.5 million. Accordingly, the Company entered into settlement discussions with the State of Illinois in order to extinguish any potential liability under the Whistleblower Act and for any tax on internet or catalog sales to Illinois residents. Those discussions produced a settlement proposal by the State of Illinois. On June 25, 2007, the State of Illinois filed a Motion To Approve Proposed Settlement based on its proposed terms. On July 27, 2007, the whistleblower filed a Memorandum in Response to State’s Motion to Approve Settlement opposing the proposed settlement. The Company and the State of Illinois entered into a Settlement Agreement on September 18, 2007 and the Court entered its order approving the Settlement Agreement on September 27, 2007. The whistleblower will have the ability to appeal that ruling approving the Settlement Agreement once certain issues between the State of Illinois and the whistleblower are resolved by the Court. The whistleblower’s appeal period is expected to begin in early 2008 and will last thirty days.

We and Alloy, Inc. had been named as defendants in an action filed on June 7, 2007 by Charles E. Hill & Associates, Inc. (“Hill”) against 12 defendants in the United States District Court for the Eastern District of Texas, Marshall Division alleging infringement of two patents owned by Hill relating to a method for e-commerce shopping and seeking a permanent injunction and unspecified money damages, interest and costs and fees. We have agreed to indemnify Alloy, Inc. against this action pursuant to the terms of our intellectual property agreement with Alloy, Inc. We entered into a joint defense group comprised of most of the defendants to defend this action and filed an answer denying the allegations asserted by Hill. After the filing of the answer, we entered into settlement discussions with Hill. The settlement discussions were successful and this matter was settled as of October 31, 2007.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

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

The Company’s executive management assesses the performance of each operating segment based on operating income/loss, which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of catalog development, production, and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, facilities, accounting, data processing, legal and human resources).

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

	Marketing Segment	Retail Store Segment	Total
		(In thousands)
Total Assets
November 3, 2007	$101,365	$68,981	$170,346
October 28, 2006	$98,347	$52,541	$150,888
February 3, 2007 (audited)	$99,734	$53,771	$153,505
Capital Expenditures
November 3, 2007	$2,141	$15,545	$17,686
October 28, 2006	$1,090	$13,503	$14,593
Depreciation and Amortization
November 3, 2007	$1,286	$4,211	$5,497
October 28, 2006	$1,272	$2,797	$4,069
Goodwill
November 3, 2007	$40,204	$—	$40,204
October 28, 2006	$40,204	$—	$40,204
February 3, 2007 (audited)	$40,204	$—	$40,204

dELiA*s, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(unaudited)		(unaudited)
Net revenues
Direct marketing	$43,952	$41,672	$115,154	$112,694
Retail store	27,282	25,861	66,325	55,560

Total net revenue	71,234	67,533	181,479	168,254

Operating income (loss):
Direct marketing	3,079	3,499	4,674	6,172
Retail store	(2,807)	98	(13,167)	(7,405)

Income (loss) before interest expense (income) and income taxes	272	3,597	(8,493)	(1,233)
Interest expense (income), net	168	84	(119)	(74)

Income (loss) before income tax	$104	$3,513	$(8,374)	$(1,159)

dELiA*s, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We expect that growth in our retail stores business, which has represented approximately 36.5% of our total net sales through the first three quarters of fiscal 2007, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 15% in fiscal 2008 and by approximately 25% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350–400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

dELiA*s, Inc.

Goals

We believe that focusing on our core brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	Delivering low—to mid-single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low—to mid-single digit top-line growth in direct marketing, through targeted circulation increases in productive mailing segments;

•	Monitoring and opportunistically closing underperforming stores;

•	Improving gross profit margins each year in each business segment by 50 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more heavily;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

•

Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, targeted replenishment, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing square footage by approximately 15% in fiscal 2008 and by approximately 25% annually thereafter.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•	comparable store sales, as defined below;

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

At the end of the third quarter of fiscal 2007, we had a total of 87 premiere (non outlet) stores compared to a total of 71 premiere (non outlet) stores at the end of the third quarter of fiscal 2006. During the first three quarters of fiscal 2007, we opened a total of eighteen new stores, relocated three stores and closed five stores. In addition, we closed our Natick, Massachusetts location in the first quarter of fiscal 2007 and remodeled and reopened it in the second quarter.

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for at least fifteen full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within the past year. If a store is closed during a fiscal period, it is removed from the computation of comparable store sales for that fiscal quarter and year-to-date period.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ending February 2, 2008 is a 52-week fiscal year, and the fiscal year ended February 3, 2007 was a 53-week fiscal year.

The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, resulting in the end of the third quarter of fiscal 2007 being shifted later by one week relative to the quarter-ending date last fiscal year. This had a significant impact thus far on the comparable reported results for fiscal 2007, as a peak week of selling for one of the largest full-priced catalog mailings of the season was captured in the fourth quarter of fiscal 2006, and a week of clearance catalog selling was thereby shifted into this year’s first quarter. If there are seasonal influences near quarter-end dates, year-over-year comparisons may be impacted by the calendar shift. Our reported comparable store results for fiscal 2007, both in this report and in our other public disclosures, are being adjusted for the shift. For example, the third quarter of fiscal 2007 compares the thirteen weeks ended November 3, 2007 to the thirteen weeks ended November 4, 2006.

dELiA*s, Inc.

Consolidated Results of Operations

The following table sets forth our statement of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.3	58.1	63.4	60.8
Gross profit	38.7	41.9	36.6	39.2
Operating expenses:
Selling, general and administrative expenses	38.3	36.6	41.3	39.9
Total operating expenses	38.3	36.6	41.3	39.9
Income (loss) before interest expense (income) and income tax	0.4	5.3	(4.7)	(0.7)
Interest expense (income), net	0.2	0.1	(0.1)	(0.0)
Income (loss) before income taxes	0.1	5.2	(4.6)	(0.7)
Provision (benefit) for income taxes	0.1	0.4	(0.0)	(0.1)
Net income (loss)	0.0%	4.8%	(4.6)%	(0.6)%

Quarter Ended November 3, 2007 Compared with the Quarter Ended October 28, 2006.

Revenues

Total Revenues. Total revenues increased 5.5% to $71.2 million in the quarter ended November 3, 2007 from $67.5 million in the quarter ended October 28, 2006. Revenue increases in the retail segment were driven primarily by new store sales offset, in part, by a negative 2.0% comparable store sales decrease over the prior comparable period. Direct revenue increased primarily on the strength of the CCS business.

Direct Marketing Revenues. Direct marketing revenues increased 5.5% to $43.9 million in the quarter ended November 3, 2007 from $41.7 million in the quarter ended October 28, 2006. The direct business showed productivity increases offsetting the planned circulation cuts. Our CCS brand results were up double digits in comparison to the third quarter of fiscal 2006 offsetting modest decreases in our Alloy brand.

Retail Store Revenues. Retail store revenues increased 5.5% to $27.3 million for the quarter ended November 3, 2007 from $25.8 million for the quarter ended October 28, 2006. The revenue increase was driven by new store openings which included sixteen net new premiere store openings since the end of the third quarter of fiscal 2006. Our comparable store sales, adjusted for the fiscal calendar change, showed a 2% decline. Adjusting total sales for the calendar change to compare this year’s sales to the thirteen weeks ended November 4, 2006, we would have reported an increase in total sales of 8.3%. During the quarter, we opened eight new stores and relocated one store. Accordingly, we ended the quarter with 87 premiere (non-outlet) stores in operation as compared to the 71 premiere (non-outlet) locations open as of October 28, 2006, the ending date of last year’s fiscal quarter.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007		October 28, 2006
Channel Net Sales:
Retail	$27,282	$25,861	$66,325		$55,560
Direct:
Catalog	10,382	11,885	27,887		32,115
Internet	33,570	29,787	87,267		80,579

	$71,234	$67,533	$181,479		$168,254

Internet %	76%	71%	76%		72%

Catalogs Mailed	24,336	26,515	53,642		54,344
Number of Stores:
Beginning of period	80	69	74		59
Stores opened	8	4	19	*	16
Stores closed	1	0	6	*	2

End of Period	87	73	87		73

Total Gross Sq. Ft. End of Period	330.3	275.1	330.3		275.1
Total Gross Sq. Ft. End of Period - Premiere (1)	330.3	267.3	330.3		267.3

(1)	Premiere Stores are full-price, as contrasted with outlet stores which offered primarily excess inventory at discounted prices.
*	Totals include one store that was closed in the first quarter of fiscal 2007 and was remodeled and reopened in the second quarter of fiscal 2007.

dELiA*s, Inc.

Gross Profit

Total Gross Profit. Gross profit for the quarter ended November 3, 2007 was $27.5 million or 38.7% of revenues as compared to $28.3 million or 41.9% of revenues in the quarter ended October 28, 2006.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended November 3, 2007 was $20.1 million or 45.7% of revenues as compared to $19.7 million or 47.4% of revenues for the quarter ended October 28, 2006. The 170 basis point decline was primarily attributable to the mix at Alloy, with full price catalogs producing disappointing results, and the clearance catalogs performing well, but requiring deeper discounts to achieve those sales. dELiA*s Direct revenues were up for the quarter, but we added an additional August promotion as compared to last year which negatively impacted the margin comparison. The CCS gross margin was up slightly for the quarter. Because of its product mix, however, its gross margin is lower than that of the girls’ businesses. Since CCS increased as a percentage of total segment sales, the result was to further reduce the Direct margin as a percentage of sales, despite the increase in gross margin dollars.

Retail Store Gross Profit. Retail stores gross profit for the quarter ended November 3, 2007 was $7.4 million or 27.3% of revenues as compared to $8.5 million or 33.0% of revenues for the quarter ended October 28, 2006. The 570 basis point reduction in gross profit percentage in the current quarter was the result of deleveraging of occupancy costs on the lower than anticipated sales and the calendar shift, which gave us a less productive week in November this year versus an August back-to-school week last year. The remainder of the decline was a result of merchandise margins which declined approximately 190 basis points due to our denim promotion and additional markdowns.

Operating Expenses

Total Selling, General and Administrative. In total, selling, general and administrative expenses increased $2.6 million, from $24.7 million in the quarter ended October 28, 2006 to $27.3 million in the quarter ended November 3, 2007. The $2.6 million increase was primarily due to the higher depreciation and other costs associated with the number of new stores opened and the build out of the new corporate offices, as well as additional preopening costs based upon the timing of new store openings this year versus last. As a percentage of revenues, total selling, general and administrative expenses increased to 38.3% for the quarter ended November 3, 2007 from 36.6% for the quarter ended October 28, 2006.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased $765,000 from $16.3 million in the quarter ended October 28, 2006 to $17.0 million in the quarter ended November 3, 2007. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased from 39.0% in the quarter ended October 28, 2006 to 38.7% in the quarter ended November 3, 2007. The Direct business recognized leverage because the decrease in catalog costs attributable to the surgical circulation cuts and book design economies more than offset the effect of postage and freight rate increases.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased $1.8 million from $8.4 million in the quarter ended October 28, 2006 to $10.3 million in the quarter ended November 3, 2007. As a percentage of related revenues, retail selling, general and administrative expenses increased from 32.6% for the quarter ended October 28, 2006 to 37.5% in the quarter ended November 3, 2007. The increase was primarily due to the higher depreciation and other costs associated with the number of new stores opened as well as additional preopening costs based upon the timing of new store openings this year versus last.

Income (loss) before interest expense (income) and income taxes

Income (loss) before interest expense (income) and income taxes. Our income before interest expense (income) and income taxes was $272,000 in the third quarter of fiscal 2007 as compared to income of $3.6 million in the third quarter of fiscal 2006.

Direct Marketing income before interest expense (income) and income taxes. Direct marketing income before interest expense (income) and income taxes was $3.1 million for the quarter ended November 3, 2007 versus income of $3.5 million for the quarter ended October 28, 2006.

Retail Store loss before interest expense (income) and income taxes. Loss from retail stores before interest expense (income) and income taxes was $2.8 million for the quarter ended November 3, 2007 versus income of $98,000 for the quarter ended October 28, 2006.

Interest expense (income) net

We recorded net interest expense of $168,000 in the quarter ended November 3, 2007 and net interest expense of $84,000 in the quarter ended October 28, 2006. Interest expense is related to the mortgage note for our Hanover, Pennsylvania facility and the increase in borrowings under the Facility. Reduced interest income resulted from the lower quarterly cash balances in the third quarter of fiscal 2007.

Provision for income taxes

Our income tax expense reflects our anticipated annual effective tax rate. We recorded an income tax expense of $92,000 in the quarter ended November 3, 2007 and income tax expense of $244,000 for the quarter ended October 28, 2006. Because we are not able to forecast, based upon our interim results, that we will be earning a profit for the full fiscal year, we are required under GAAP to reverse the tax benefit previously recorded for the first half. We also reflected in the quarter a modest adjustment to the estimated tax provision for prior years based upon the returns as filed, which offset, in part, this reversal.

Thirty-nine weeks ended November 3, 2007 compared with Thirty-nine weeks ended October 28, 2006

Revenues

Total Revenues. Total revenues increased 7.9% to $181.5 million in the thirty-nine weeks ended November 3, 2007 from $168.3 million in the thirty-nine weeks ended October 28, 2006. Revenue increases in the retail segment were driven primarily by new store sales and a 3% comparable store sales increase. Direct revenues increased primarily on the strength of the CCS, and to a lesser extent, dELiA*s brands.

Direct Marketing Revenues. Direct marketing revenues increased 2.2% to $115.2 million in the thirty-nine weeks ended November 3, 2007 from $112.7 million in the thirty-nine weeks ended October 28, 2006. Double digit sales increases in the CCS brand and slight increases in the dELiA*s brand offset a year over year reduction in the Alloy brand.

dELiA*s, Inc.

Retail Store Revenues. Retail store revenues increased 19.4% to $66.3 million for the thirty-nine weeks ended November 3, 2007 from $55.6 million for the thirty-nine weeks ended October 28, 2006. The majority of the revenue increase was driven by new store openings which included sixteen net new premiere (non outlet) store openings since the end of the third quarter of fiscal 2006. The first thirty-nine weeks comparable store sales for premiere, non-outlet stores increased 3%.

Gross Profit

Total Gross Profit. Gross profit for the thirty-nine weeks ended November 3, 2007 was $66.5 million or 36.6% of revenues as compared to $65.9 million or 39.2% of revenues in the thirty-nine weeks ended October 28, 2006. New store revenues increased gross profit dollars. The decline in gross profit percentage, however, was principally due to the gross profit percentage decline in the retail segment, as well as the retail segment’s growing proportion of consolidated sales.

Direct Marketing Gross Profit. Direct marketing gross profit for the thirty-nine weeks ended November 3, 2007 was $51.5 million or 44.8% of revenues as compared to $50.9 million or 45.1% of revenues for the thirty-nine weeks ended October 28, 2006. The slight decline in gross profit percentage was primarily due to the mix of underperforming full priced catalogs in the Alloy brand and the increased relative performance of clearance catalogs with their associated lower margin rate.

Retail Store Gross Profit. Retail store gross profit for the thirty-nine weeks ended November 3, 2007 was $15.0 million compared with $15.0 million for the thirty-nine weeks ended October 28, 2006. As a percentage of revenues, gross profit decreased to 22.6% in the thirty-nine weeks ended November 3, 2007 from 27.1% in the thirty-nine weeks ended October 28, 2006. The reduction in gross profit percentage in the current period was principally the result of additional promotional markdowns required to clear excess carryover and slow-moving merchandise. The inability to leverage noncomparable and new store occupancy costs also adversely impacted profit margins.

Operating Expenses

Total Selling, General and Administrative. In total, selling, general and administrative expenses increased 11.7% from $67.1 million in the thirty-nine weeks ended October 28, 2006 to $75.0 million in the thirty-nine weeks ended November 3, 2007. The $7.9 million increase was the result of store operating expenses and depreciation associated with a net increase of fourteen stores, incremental rent and moving costs associated with the build out of our new corporate office space, catalog selling expense related to the increase in pages circulated, attributed to our first quarter CCS Girls catalog test, and additional planned increases in corporate overhead for payroll , professional services, severance and recruiting. As a percentage of total revenues, our total selling, general and administrative expenses increased from 39.9% in the thirty-nine weeks ended October 28, 2006 to 41.3% in the thirty-nine weeks ended November 3, 2007.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased 4.8% from $44.7 million in the thirty-nine weeks ended October 28, 2006 to $46.9 million in the thirty-nine weeks ended November 3, 2007. As a percentage of related revenues, direct marketing selling, general, and administrative expenses increased from 39.7% in the first thirty-nine weeks of fiscal 2006 to 40.7% in the first thirty-nine weeks of fiscal 2007. The $2.2 million increase was primarily related to the additional corporate allocation of rent and expenses associated with the relocation of our corporate offices and catalog selling expense related to the first quarter CCS Girls catalog test.

Retail Store Selling, General and Administrative. Retail store selling, general and administrative expenses were $28.1 million in the thirty-nine weeks ended November 3, 2007 as compared to $22.4 million in the thirty-nine weeks ended October 28, 2006. As a percentage of related revenues, retail selling, general, and administrative expenses increased from 40.4% in the first thirty-nine weeks of fiscal 2006 to 42.4% in the first thirty-nine weeks of fiscal 2007. The $5.7 million increase was the result of store operating expenses and depreciation associated with the net increase of fourteen stores, additional corporate allocation of rent and expenses associated with the relocation of our corporate offices and planned overhead increases.

Income (loss) before interest expense (income) and income taxes

Loss before interest expense (income) and income taxes. Our loss before interest expense (income) and income taxes was $8.3 million in the first thirty-nine weeks of fiscal 2007 as compared to a loss of $1.1 million in the first thirty-nine weeks of fiscal 2006.

Direct Marketing income before interest expense (income) and income taxes. Direct marketing income before interest expense (income) and income taxes was $4.7 million for the thirty-nine weeks ended November 3, 2007 versus income of $6.2 million for the thirty-nine weeks ended October 28, 2006.

Retail Store loss before interest expense (income) and income taxes. Our loss from retail stores before interest expense (income) and income taxes was $13.2 million for the thirty-nine weeks ended November 3, 2007 while our loss was $7.4 million for the thirty-nine weeks ended October 28, 2006.

Interest expense (income), net

We recorded net interest income of $119,000 in the thirty-nine weeks ended November 3, 2007 and net interest income of $74,000 in the thirty-nine weeks ended October 28, 2006.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate. We recorded an income tax benefit of $33,000 in the thirty-nine weeks ended November 3, 2007 and an income tax benefit of $79,000 for the thirty-nine weeks ended October 28, 2006. We have recorded an expense based upon our effective year end rate which was offset by an adjustment to the estimated tax provision for prior years based upon the returns as filed.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarters, our noncash working capital requirements increase and have typically been funded by our cash balances and borrowings under the Facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

With respect to fiscal 2007 cash flow from operations and capital expenditures, we expect that our capital expenditures will exceed our cash flow from operations by approximately $8 to $10 million. As a result of our seasonal business, we began borrowings under our $25 million senior secured revolving credit facility (the “Facility”) in the second quarter and will continue into the fourth quarter. We anticipate ending fiscal 2007 with no borrowings outstanding under our Facility. Further, we expect our capital expenditures related to our retail store expansion, net of landlord contributions, combined with other capital projects related to systems and planning initiatives and the new corporate office lease, to be approximately $20 million. We expect our current cash balance, cash flow from operations and availability under our Facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures at least through the end of fiscal 2008. Beyond that time frame, if we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flow from operations is not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash used in operating activities was $15.4 million in the thirty-nine weeks ended November 3, 2007, compared with net cash used in operating activities of $5.8 million in the thirty-nine weeks ended October 28, 2006. The cash used in operating activities for fiscal 2007 and the increase in cash used when compared to fiscal 2006 from the beginning of the respective fiscal years was due primarily to funding the increased net operating losses in the retail segment and increased inventory levels.

Cash used in investing activities was $17.7 million in the thirty-nine weeks ended November 3, 2007. Cash used in investing activities was $14.6 million in the thirty-nine weeks ended October 28, 2006. The $17.7 million was due to capital expenditures associated with the construction of our new retail stores and build out of our new corporate office facility. Twenty-two stores, including the relocation of three existing stores and the remodeling of one store, were built in the fiscal period ended November 3, 2007.

Cash provided by financing activities was $12.8 million in the thirty-nine weeks ended November 3, 2007, primarily related to borrowing under the Facility and proceeds from the exercise of stock options. Cash provided by financing activities in the thirty-nine weeks ended October 28, 2006 was $36.3 million.

dELiA*s, Inc. and certain of its wholly owned subsidiaries have the Facility upon which the Company may draw for working capital and capital expenditure requirements and which has an initial credit limit of $25 million. The Facility may also be used for letters of credit up to an aggregate sublimit amount of $10 million.

Funds are available under the Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Facility based upon eligible inventory and accounts receivable, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million). Loans under the Facility bear interest, at the Company’s option, either at the prime rate or the London Interbank Offered Rate plus a variable margin ranging from 1.25% to 1.75% depending on excess availability and cash on hand. A monthly fee of 0.25% per annum is payable based on the unused balance of the Facility.

The Company is allowed under the Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. In the third quarter of 2007, we exercised the option and obtained a temporary credit limit increase of $5 million. The Facility has a maturity date of May 17, 2009.

At November 3, 2007, the unused available credit under the Facility was $8.9 million and approximately $6.0 million of letters of credit were outstanding. The loan balance outstanding under the Facility as of November 3, 2007 was $12.2 million. The weighted average interest rate for funds borrowed from Wells Fargo for the period ending November 3, 2007 was 7.2%.

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

We were in compliance with the financial covenants for the quarter ended November 3, 2007. As of November 3, 2007, the current mortgage note payable balance was $2.4 million. The mortgage loan is secured by the distribution facility and related property. Our intention is to refinance the mortgage note prior to maturity.

dELiA*s, Inc.

Contractual Obligations

The following table presents our significant contractual obligations as of November 3, 2007 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgage Loan Agreement Principal (1)	$2,453	$2,453	$—	$—	$—
Interest on Mortgage Loan (1)	169	169	—	—	—
Operating Lease Obligations (2)	103,958	14,109	28,073	24,096	37,680
Purchase Obligations (3)	32,760	32,760	—	—	—
Future Severance-Related Payments (4)	2,605	2,605	—	—	—

Total	$141,945	$52,096	$28,073	$24,096	$37,680

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania
(2)	Our operating lease obligations are primarily related to dELIA*s retail stores
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements
(4)	Our future severance-related payments primarily consist of severance agreements with existing employees and a non-competition agreement with a former employee of dELIA*s Corp.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term, noncancelable capital lease commitments for equipment.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 8 to our financial statements). In connection with the Spinoff, we entered into this media services agreement with Alloy, Inc. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $381,000 and $489,000 for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, and $1.1 million and $1.1 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

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

Recent Accounting Pronouncements

FASB Statement No. 157, “Fair Value Measurement” (“FASB 157”) was issued in September 2006. FASB 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. FASB 157 will be effective at the beginning of fiscal 2008 for companies’ financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The FASB has provided a one-year deferral for the implementation of FASB 157 for other non-financial assets and liabilities. An exposure draft will be issued for comment in the near future on the partial deferral. We are presently evaluating the impact of the adoption of FASB 157 on our results of operations and financial position.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with SFAS No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 effective February 4, 2007. As a result of the implementation of FIN 48, the Company recognized an $116,000 increase in the net liability for unrecognized tax benefits. This increase in liability, which includes interest and penalties, resulted in a decrease to the February 4, 2007 retained earnings balance in the amount of $116,000. There were no material changes in this amount as of November 3, 2007. For additional information on the adoption of FIN 48, see Note 2 to our financial statements.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions, the combined share value of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of November 3, 2007, 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with the conversion of the Debentures. We expect further conversion of such Debentures may occur in the near term.

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

Inflation

In general, our costs are affected by inflation, and we may experience the effects of inflation in future periods. We have experienced recent increases in postage, freight and energy costs that have had an adverse impact on our operating results.

Forward-Looking Statements

Statements in this document expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this document, the words “anticipate,” “may,” “could,” “plan,” “project,” “should,” “predict,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

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

As of November 3, 2007, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item. Revolving loans under the Facility bear interest at rates that are tied to the LIBOR and Prime Rate, and, therefore, our consolidated financial statements could be exposed to changes in interest rates. The Company has not considered this exposure material.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, November 3, 2007, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(A)	Exhibits

10.33	Offer Letter dated as of July 10, 2007 by and between dELiA*s, Inc. and Marc G. Schuback*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.

dELiA*s, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: December 10, 2007	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: December 10, 2007	By:	/s/ Stephen A. Feldman
Stephen A. Feldman
Chief Financial Officer

dELiA*s, Inc.

EXHIBIT INDEX

(A)	Exhibits

10.33	Offer Letter dated as of July 10, 2007 by and between dELiA*s, Inc. and Marc G. Schuback*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.