Form 10-K
period 2008-02-02
dELiAs, Inc.
filed 2008-04-10
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51648.

dELiA*s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West 23rd Street, New York, N.Y.	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 590-6200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to be file reports pursuant Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”. “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 4, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on such date, was $154,797,400.

As of April 8, 2008, there were outstanding 31,026,473 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in PART III herein—Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, including statements regarding our goals, planned retail expansion, sales and revenue growth and financial performance. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales, ever-changing customer tastes and buying trends; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; unexpected or increased costs or delays in the development and expansion of our retail chain and our potential inability to recover these costs due to underperforming sales; the inherent difficulty in forecasting consumer buying patterns and trends and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; our inability to fund our retail expansion with operating cash as a result of either lower sales or higher than anticipated costs, or both; the impact of general economic conditions; and uncertainties related to our multi-channel model, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases. You should not place undue reliance on forward-looking statements, which are based on current expectations and speak only as of the date of this filing.

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

The market and demographic data included in this report concerning our business and markets, including data regarding the numbers of and spending by teenagers in the United States, is estimated and is based on data made available by independent market research firms, industry trade associations or other publicly available information.

See the discussion of risks and uncertainties in Part I, Item 1A hereof entitled “Risk Factors.”

PART I

Item 1.	Business

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including dELiA*S Corp and Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

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

Through our catalogs and the e-commerce webpages, we sell many products of well-known name brands, along with our own proprietary brand products in key teenage spending categories, directly to the teen market. These products include apparel, action sports equipment and accessories. Our mall-based dELiA*s specialty retail stores derive revenue primarily from the sale of proprietary and branded apparel and, to a lesser extent now, accessories to teenage girls.

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

Alloy, Inc. launched the Alloy website in August 1996 and began generating significant revenues in August 1997 following the distribution of the first Alloy catalog. In addition, Alloy, Inc. acquired CCS in July 2000; Dan’s Competition (whose name we subsequently changed to DC Restructuring and who we sometimes refer to as DCR) in September 2001; Girlfriends LA in March 2002; and Old Glory (whose name was subsequently changed to OG Restructuring) in December 2002. Subsequently, Alloy, Inc. acquired dELiA*s Corp. in September 2003. Thereafter, in 2004, Alloy, Inc. formed Alloy Merchandising Group, LLC (subsequently converted into dELiA*s, Inc. in August of 2005) to operate its direct marketing and retail store businesses. Also, in 2004, Alloy, Inc. ceased circulating catalogs for the Old Glory and Girlfriends LA brands. In June 2005, Alloy, Inc. completed the sale of substantially all of the assets of DCR.

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

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005, we filed a prospectus with the Securities and Exchange Commission under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering subsequently closed in February 2006, and resulted in aggregate gross proceeds to the Company of approximately $20 million. Of this amount, $4.8 million was provided by MLF. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment, a non-refundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000, and this amount was recorded as a cost of raising capital.

The Brands

dELiA*s

dELiA*s develops, markets and sells primarily its own lifestyle brand, and to a lesser extent third-party brands, in its retail stores, as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, sleepwear, swimwear, roomwear, footwear, outerwear and key accessories targeted primarily at trend-setting, fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus its marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school juniors, because we believe that these teenagers influence the buying activities of younger teens. In fiscal 2007, dELiA*s circulated approximately 21.1 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls via mall-based specialty retail stores. The majority of dELiA*s’ merchandise is privately branded and sold under the dELiA*s label. As of February 2, 2008, we operated 86 dELiA*s mall-based specialty retail stores. These stores range in size from approximately 2,500 to 5,100 square feet with an average size of approximately 3,800 square feet.

Alloy

Alloy markets and sells branded junior apparel (including extended sizes), accessories, swimwear, footwear and outerwear targeting teenage girls via catalogs and the internet. Alloy offers a wide selection of well-known, juniors-targeted name brands, such as Truck Jeans, Paris Blues, Vans and Junkfood, as well as our proprietary Alloy brand. In fiscal 2007, Alloy circulated approximately 29.4 million catalogs.

CCS

CCS markets and sells apparel, footwear, skateboard and snowboard products, primarily targeting teenage boys who either actively skate and board or aspire to the skate and snowboarder lifestyle via catalogs and the internet. We promote CCS online, in our catalogs and in our other promotional materials as the “The World’s Largest Skateboard Shop,” though we have no way of determining whether or not CCS is, in fact, the world’s largest skateboard shop. CCS sells a wide assortment of footwear, t-shirts and hardgoods, as well as apparel and accessories, in the skate and snow categories. CCS offers a wide selection of well-known board sport-inspired name brands such as Element, DC Shoes, Adio, Fallen, Emerica, Volcom and Nike SB, as well as our own CCS brand. In fiscal 2007, CCS circulated approximately 18.3 million catalogs.

Business Strengths

We believe that our business strengths will enable us to continue to expand our catalog and retail store base and grow profitably. We believe our principal business strengths include:

Broad Access to Teenage Consumers

In fiscal 2007, we reached a significant portion of the approximately 33 million teenage consumers in the United States by:

•	circulating approximately 68.8 million direct mail catalogs for our three brands, with an average of one new book per brand being mailed each month;

•	communicating with select segments of our database by sending, on average, over 7.1 million emails per week to those of our target audience who have opted into receiving such emails; and

•	owning and operating 86 dELiA*s retail stores in 27 states as of February 2, 2008.

Comprehensive Teenage Databases

Our dELiA*s, Alloy, and CCS databases contained information about approximately 15.3 million persons who have purchased products or requested catalogs directly from us as of February 2, 2008, including approximately 4.7 million persons who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our databases give us the ability to review a variety of valuable information that may include age, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our databases with information we gather through retail stores, direct marketing programs and purchased customer lists. We also have access to certain of the information collected through Alloy, Inc.’s data sources. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts, as well as locate new retail stores in customer-rich locations.

Operating Flexibility

We attempt to maintain significant flexibility in the operation of our business so that we can react quickly to changes in customer preferences. We regularly review the sales performance of our merchandise in an effort to identify and respond to changing trends and consumer preferences. When purchasing merchandise from our vendors, we pursue a strategy that is designed to maximize our speed to market. We strive to establish strong and loyal relationships with our suppliers which we believe allows us to quickly obtain merchandise and ship it to our warehouse for direct sales or our retail stores for retail sales. Currently, we are able to replenish a majority of our merchandise within 45 to 60 days. The e-commerce webpages and our databases allow us to quickly update our merchandise presentations, promotions, and display of offerings in an effort to create excitement for our customers with whom we can communicate via email, which, for many, is their chosen media of communication. In fiscal 2007, approximately 76% of our direct marketing revenues were generated through sales made through our e-commerce webpages.

Experienced Management Team

Our senior management has significant retail and direct marketing experience, with our most senior managers having an aggregate of over one hundred years in the retail, catalog and e-commerce apparel businesses.

Our Business Strategy

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenagers; the expansion and development of our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by evaluating other branded direct marketing and retail store concepts, such as our recent expansion of the girls apparel and footwear assortment in our CCS brand; and to carry out such strategy while controlling costs. The key elements of our strategy are as follows:

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

Our direct marketing strategy also enables us to manage our inventory levels efficiently once consumer demand patterns have emerged. We attempt to limit the size of our initial merchandise orders and rely on quick reorder ability. Because we generally do not make aggressive initial orders, we believe we are able to limit our risk of excess inventory. Additionally, we have several methods for clearing slow moving inventory, ranging from clearance media and internet offers to tent sales and third-party liquidators.

Because dELiA*s, Alloy, and CCS are recognized and popular brands among teenage consumers, our e-commerce webpages and catalogs are a valuable marketing tool for our suppliers. As a result, our suppliers often contractually agree to grant us online and catalog exclusivity for products we develop and select, based on our prior relationship with the supplier and the volume we expect to purchase from the supplier. We believe this exclusivity makes the merchandise in the dELiA*s, Alloy and CCS catalogs more attractive to our target audience and helps to protect our product margins. Our merchandise selection includes products from many leading suppliers and name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-known name brands such as IT Jeans and Puma. Brands currently offered through Alloy include nationally-recognized names such as Paris Blue, Vans and Junkfood, as well as smaller, niche labels, including Truck and Piper. CCS carries merchandise and equipment from major action sport name brands such as Element, DC Shoes, Adio, Fallen, Emerica, Volcom and Nike SB, as well as our own proprietary CCS brand.

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

We believe that high levels of customer service and support are critical to the value of our brands and to retaining and expanding our customer base. We consistently monitor customer service calls at our call center for quality assurance purposes. Additionally, we review our call and fulfillment centers’ policies and distribution procedures on a regular basis. A majority of our catalog and internet orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person’s credit card and exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to ten business days after shipping. Our shipments are generally carried to customers by the USPS and UPS.

Trained sales personnel are available for the dELiA*s, Alloy, and CCS brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers. From the hours of 8:00 A.M. to 12:00 A.M. Eastern Time (“ET”), calls are routed to our call center, with overflow calls and calls received from the hours of 12:00 A.M. to 8:00 A.M. ET, being routed to a third-party provider whose sales personnel are also trained by us. Our trained customer service representatives are available for the dELiA*s, Alloy, and CCS brands from the hours of 8:00 A.M. to 12:00 A.M. ET, and these calls are handled exclusively at our call center. A single management team, with dedicated personnel for each brand, oversees all sales personnel and customer service representatives.

Retail Strategy

Our current strategy is to grow our stores’ net square footage by approximately 12-14% in fiscal 2008, and by at least 15% annually thereafter. Between February 1, 2004 and February 2, 2008, we have closed twenty three underperforming stores and made the decision not to renew the leases of seven additional retail stores. We will continue to monitor the performance of our existing retail stores and may from time-to-time close additional underperforming stores as appropriate. When we determine to close a retail store, we negotiate with landlords to determine the quickest and most cost-effective way to exit such location. We are currently in negotiations with landlords to close or relocate approximately two stores during fiscal 2008. Store activity for the past two fiscal years follows:

	Fiscal
	2007	2006
Number of Stores:
Beginning of period	74	59
Premiere Stores Opened *	23	20
Premiere Stores Closed *	11	3
Outlets Closed	—	2

End of Period	86	74

Total Gross Sq. Ft @ end of period (in thousands)	327.1	279.2

*	Totals include three stores which were relocated and one store remodeled and reopened during fiscal 2007, and two stores which were relocated during fiscal 2006.

We plan our new stores to generate, on average, approximately $1.3 million in net sales in the first full year of operation based on 3,850 gross square feet, to have a four-wall cash contribution margin of at least 15% in the first year and to have a net buildout cost, including inventory, of approximately $700,000. We define contribution margin as store gross profit less direct cash costs of operating the store.

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

We have rolled out a new store design that reinforces this new merchandising focus. Designed by a leading retail architecture firm, the stores have a display window with mannequins featuring the latest items, backed by an opaque screen. The entrances are offset and the design intention is to give the customer a sense of privacy in her own exclusive place. The new stores are wider and slightly larger on average than the average size of our existing stores The new stores have averaged approximately 42 feet in frontage and 3,850 square feet, compared to our legacy store base which averages 32 feet of frontage and 3,700 square feet—though individual stores may be smaller or larger than the averages for our legacy stores. We believe that frontage and size are critical in projecting importance when compared to our competition in the malls. The new stores were designed to look upscale, appealing to what we believe to be our database customer demographics. We believe that approximately half our direct customers come from households with incomes of over $75,000 per year and over 20% come from households with income over $125,000 per year. In the new store design, our fixture plan reflects what we believe to be our customer’s shopping preferences. For instance, much of the merchandise is on tables since our customers show a preference to making purchases in this manner.

Store siting is also a key strategic element of our new store expansion plan, which contemplates regionally clustered stores. Clustered stores should benefit from better store supervision, which has been difficult to maintain with our current store locations, which are spread out over relatively wide geographical areas. Each store is open during mall shopping hours and has a store manager, a co-manager, one or more assistant managers and eight to twenty part-time sales associates. Currently, district managers supervise five to ten stores covering a wide geographic area, with twelve district managers reporting to a national sales manager. We believe our new clustering strategy should enable our district managers to supervise more stores than they do currently, as travel time between stores should be reduced as clustering increases store density.

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

Our goal is to hire and retain experienced sales associates, store managers and district managers and establish clear performance goals, objectives and related corresponding incentives with respect to benchmarks such as number of items sold per sales transaction and average dollar amount per sale, which we believe will increase sales. District managers, store managers, co-managers and assistant store managers participate in an incentive program which is based on achieving predetermined sales-related goals in their respective stores or districts. We have well-established store operating policies and procedures and have completed in fiscal 2007 an extensive in-store review and revision of our training programs for new store managers and assistant store managers. We also emphasize our loss prevention program in order to control inventory shrinkage and ensure policy and procedure compliance.

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Because we sell a number of brand-name products in addition to our own three proprietary brands, we obtain products from a wide variety of manufacturers, importers and other suppliers. One vendor accounted for approximately 11% of products sold for fiscal 2007. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations, and we believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular products. Net sales, by segment, follows:

	Fiscal
	2007	2006
	(in thousands)
Retail	$98,069	$84,094

Direct:
Catalog	41,738	48,998
Internet	134,449	124,526

Total Direct	176,187	173,524

Total Net Sales	$274,256	$257,618

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s, Alloy and CCS catalogs and e-commerce webpages, derives revenues from sales of merchandise via catalog or internet directly to consumers and advertising. Included in our direct marketing net sales of $176.2 million in fiscal 2007 were approximately $1.2 million of advertising revenues.

In fiscal 2007, each of our catalogs and associated e-commerce webpages targeted a particular segment of the teenage market and offered many name brands well known by our target customers, along with our own proprietary brands.

dELiA*s—During fiscal 2007, the dELiA*s catalog ranged from 48 to 96 pages in length. Sixteen full price versions of the dELiA*s catalog were mailed, and up to six pages per catalog were allocated to our advertising clients and marketing partners. The dELiA*s e-commerce webpages (reached through www.delias.com) are designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products and special offers.

Alloy—During fiscal 2007, the Alloy catalog ranged in length from 40 to 84 pages. We mailed seventeen full price versions of the Alloy catalog and allocated up to seven pages per catalog to our advertising clients and marketing partners. The Alloy e-commerce webpages (reached through www.alloy.com) offer the same merchandise as in the catalog, as well as additional products and special offers.

CCS—During fiscal 2007, the CCS catalog ranged from 32 to 116 pages in length. We mailed fifteen full price versions of the CCS catalog and allocated up to seven pages per catalog to our advertising clients and marketing partners. The CCS e-commerce webpages (reached through www.ccs.com) feature the same products as in the catalog, as well as additional products and special offers.

Retail Store Segment

Our retail store segment derives revenue primarily from the sale of apparel and accessories to consumers through dELiA*s stores. Reporting for the retail store segment commenced with Alloy, Inc.’s acquisition of dELiA*s Corp. in September 2003. dELiA*s mall-based retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls. As of February 2, 2008, we operated 86 dELiA*s stores in 27 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Our retail stores range in size from approximately 2,500 to 5,100 square feet, with an average size of approximately 3,800 square feet. Retail store segment revenues for fiscal 2007 were approximately $98 million.

Financial information about our segments is summarized in note 13 to our consolidated financial statements.

Infrastructure, Operations and Technology

Our operations are dependent on our ability to maintain computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion or access to confidential information, or similar events. We have implemented, either directly or through other third parties, appropriate security, redundancy, backup and disaster recovery programs for our various businesses.

We license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing proprietary online infrastructure solutions. Currently, most services related to maintenance and operation of our e-commerce webpages are through third-party providers located in Sterling, Virginia.

In the call center, other data and voice systems are maintained by a third-party agreement and are being hardened and made redundant with the addition of backup circuits, backup generators and other system upgrades.

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

During fiscal 2008, we plan to invest in improvements to our web platform to expand and track traffic and increase redundancy, install a new store planning system for our retail business, replace our warehouse management systems and install upgrades to our call center’s third party communications software.

Competition

The specialty retail and direct businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores helps differentiate us, it also means that we compete against a wide variety of smaller, independent specialty stores, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our specialty retail stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers.

Along with certain retail segment factors noted above, other key competitive factors for our direct-segment operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. Our direct-segment operations compete against numerous catalogs and web sites, which may have a greater volume of circulation and web traffic.

Seasonality

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, as compared to our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our noncash working capital requirements increase and are expected to be funded by our cash balances and borrowings under our existing credit facility. Prior to the Spinoff, Alloy, Inc. provided additional financial support. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

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

Government Regulation

We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. The internet is continuing to rapidly evolve and several laws or regulations directly apply to online commerce and community websites. However, due to the increasing popularity and use of the internet, governmental authorities in the United States and abroad may adopt additional laws and regulations to govern internet activities. Laws with respect to online commerce may cover issues such as pricing, taxing, distribution, unsolicited email (“spamming”) and characteristics and quality of products and services. Laws with respect to community websites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the internet could have a material and adverse effect on our business, results of operations and financial condition.

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

Employees

As of February 2, 2008, we had 772 full-time and 1,188 part-time employees. Of the 772 full-time employees, 285 worked in warehouse/fulfillment/customer service; 153 worked in executive, finance, information technology and other corporate and division management and 334 were employed by our dELiA*s retail stores. Of the 1,188 part-time employees, 125 were warehouse/fulfillment staff and 1,063 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Risks Related to Our Business

We have a history of operating losses.

We incurred a $2.3 million loss for fiscal year 2007, as well as losses in fiscal years 2005 and 2004 of approximately $10.3 million and $9.4 million, respectively. Although we reported a net profit of $5.8 million in fiscal 2006 and expect to report net profits in the future, our expectations may not be realized and we may continue to experience losses as we continue our retail store expansion program, expand into new geographic markets and continue to maintain the operational and regulatory compliance obligations applicable to a public company. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to become profitable, in which case our financial condition would be adversely affected and our stock price could decline.

Our ability to achieve profitability will also depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. We expect to incur significant operating expenses and capital expenditures, including general and administrative costs to support our operations and the costs of being a public company. We also expect to incur significant increases in operating expenses and capital expenditures in connection with our retail store expansion program.

Additionally, we base our expenses in large part on our operating plans, current business strategies and future revenue projections. Many of our expenses, such as our retail store lease expenses, are fixed in the short term, and we may not be able to quickly reduce expenses and spending if our revenues are lower than we project. In addition, we may find that our costs to maintain or expand our operations, and in particular the costs to purchase inventory, produce our catalogs and build, outfit and employ personnel for our new retail stores, are more expensive than we currently anticipate. Therefore, the magnitude and timing of these expenses may contribute to fluctuations in our quarterly operating results.

We do not have significant operating history as an independent company.

By virtue of our Spinoff from Alloy, Inc. in December, 2005, we are an independent public company. Our ability to satisfy our obligations and achieve or maintain profitability are solely dependent upon the future performance of our business, and we are not able to rely, as we once did, upon the financial and other resources of Alloy, Inc. Additionally, we previously were able to rely on Alloy, Inc. to guaranty leases in connection with negotiations with landlords over lease terms for our retail stores. Following our Spinoff from Alloy, Inc. we are also no longer able to rely on Alloy, Inc. guaranties, which may result in us having to pay higher rents or prevent us from obtaining the retail store leases in the first instance. While we believe we have competed effectively for sales and for favorable site locations within malls and lease terms since the Spinoff, competition for prime locations within malls is intense, and we cannot assure you that we will be able to obtain new locations or maintain our existing locations on terms favorable to us, if at all.

During the period of its ownership of our business, Alloy, Inc. performed certain significant corporate functions for us, including certain legal functions, accounting, benefit program administration, insurance administration, internal audit and tax services, as well as certain media and marketing services. Alloy, Inc. has continued to provide some of these media and marketing services to us following the Spinoff. In connection with the Spinoff, we created our own, or engaged third parties to provide, corporate business functions that replaced those provided by Alloy, Inc., including all legal functions, accounting, benefit program administration, insurance administration, internal audit and tax services. As an independent public company, we have been required to bear the cost of replacing these services. We may not be able to perform, or engage third parties to provide, these functions with the same level of expertise and on the same or as favorable terms as they were previously provided by Alloy, Inc. In such event, our business and operations could be adversely affected.

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

A downturn in the economy could affect consumer spending and adversely affect our business

Consumer spending on specialty retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A prolonged economic downturn could have a material adverse affect on our business, financial condition and results of operations. There is a risk that consumer sentiment may decline due to economic factors, which could negatively impact our financial position and results of operations.

Our agreement with Alloy, Inc. to jointly own our database information may make that information less valuable to us.

We and Alloy, Inc. have agreed that we will jointly own all data collected by dELiA*s, Alloy or CCS (excluding credit card data), subject to applicable laws and privacy policies, although Alloy, Inc. has agreed not to provide certain of this data to our competitors, with some limited exceptions. We have full access to all of the data, but we have agreed not to use any of the data other than in connection with our merchandising and retail store activities, except in limited situations. Nevertheless, because we and Alloy, Inc. now jointly own this database information, certain actions that Alloy, Inc. could take, such as breaching its contractual covenants, could result in our losing a significant portion of the competitive advantage we believe our databases provide to us. In such event, our business and results of operations could be adversely affected. In addition, because we have agreed to limitations on our use of that data, we will be unable to sell or license any of that data to third parties, which limits our ability to earn income from that data.

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

Robert E. Bernard, our Chief Executive Officer, and Walter Killough, our Chief Operating Officer, each joined our company in October 2003. Stephen A. Feldman, our Chief Financial Officer, joined our company in February 2007, and Michele Donnan Martin, our President, dELiA*s Brand, joined our company in January 2008. As a result, our senior management team lacks a history of working together as a group. Our senior management team’s lack of shared experience could have an adverse effect on its ability to quickly and effectively respond to problems and effectively manage our business.

Our directors have not worked together as a group for a significant period of time and they may not be able to effectively manage our business.

Two of our current directors, Robert E. Bernard and Walter Killough, each joined our company in October 2003 and each was appointed a director of ours in August 2005. Another director, Matthew L. Feshbach, was appointed a director of Alloy, Inc. in September 2004, and a director of ours in August 2005. None of Messrs. Bernard, Killough or Feshbach is considered independent under applicable rules of the SEC or NASDAQ. Four additional directors—Scott M. Rosen, Carter S. Evans, Gene Washington, and Paul J. Raffin—were appointed as directors between November 2005 and November 2007. As a result, our board of directors lacks a long-term history of working together as a group. Our board’s lack of shared long-term experience could have an adverse effect on its ability to efficiently and effectively perform its essential functions.

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

Our catalog response rates may decline

The number of customers who make purchases from catalogs that we mail to them, which we refer to as “response rates,” may decline due to, among other things, our ability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner. Response rates also usually decline when we mail additional catalog editions to the same customers within a short time period. In addition, there can be no assurance that our previously disclosed strategic circulation cuts will enable us to improve or maintain our response rates. We also have mailed our Alloy catalogs to selected dELiA*s catalog customers and our dELiA*s catalogs to selected Alloy catalog customers (which practice we refer to as cross-mailing), which has resulted in generally lower response rates from the dELiA*s catalogs customers who also are sent Alloy catalogs and vice-versa. Additional cross-mailings of such catalogs could result in further such response rate declines. Although it is our expectation that the additional sales generated by such cross-mailing will more than offset the declines in response rate, we can give no assurance that these expectations will be realized. If we are mistaken, these trends in response rates are likely to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

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

Pursuant to an agreement with Alloy, Inc., they will continue to own and operate the www.delias.com, www.alloy.com and www.ccs.com websites, the related e-commerce webpages and the related uniform resource locators (“urls”). Although we may transition our e-commerce operations to websites that we own, we will be required to maintain links from those websites to Alloy, Inc.- owned websites, and Alloy, Inc. will be required to maintain links from those websites to our websites. Alloy, Inc. will continue to provide the community and content on each of those websites, and we will have no control over any of such community or content. Because a significant portion of our direct marketing sales come from our e-commerce sites, if Alloy, Inc. fails to maintain those websites, or fails to maintain those websites as attractive sites for the target audiences, our e-commerce activities may suffer.

Because we experience seasonal fluctuations in our revenues, our quarterly results may fluctuate.

Our business is seasonal, reflecting the general pattern of peak sales for teen clothing and accessories, which provide the majority of our sales during the back-to-school and holiday shopping seasons. Typically, a larger portion of our revenues are obtained during our third and fourth fiscal quarters. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations. In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year, and we must hire temporary workers and incur additional staffing costs in our warehouse and retail stores to meet anticipated sales demand. If sales for the third and fourth quarters do not meet anticipated levels, then increased expenses may not be offset, which could decrease our profitability. Additionally, any unanticipated decrease in demand for our products during these peak seasons could require us to sell excess inventory at a substantial markdown, which could decrease our profitability.

Our liquidity and ability to raise capital may be limited, and we may be unable to fund our retail store expansion program.

We expect that our total capital expenditures, net of landlord allowances, primarily the costs to build out our new stores, will be approximately $12 to $14 million in fiscal 2008. Although we currently expect that the sum of our current cash on hand, funds available to borrow under our existing credit facility and our current cash flows from operations will be sufficient to fund our near-term operations, including but not limited to, retail store openings, our expectations may be wrong. If we are wrong, we may need to obtain additional debt or equity financing in the future to fully fund our operations and our retail store expansion strategy. In addition, if we decide to accelerate growth of our retail operations beyond the ranges stated in our retail strategy, additional debt or equity financing may also be required. The type, timing and terms of the financing selected by us would depend on, among other things, our retail growth plans, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms.

Competition may adversely affect our business.

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

Between February 1, 2004 and February 2, 2008, we have closed twenty three underperforming retail stores and did not renew the leases on seven additional retail stores. Although we expect to increase our retail square footage by at least approximately 12-14% in fiscal 2008 and contemplate opening additional new dELiA*s stores in future years as part of our retail store expansion plan, we could, in the future, decide to close additional dELiA*s retail stores or close or sell businesses or operations that are producing losses or that are not as profitable as we expect. If we decide to close any dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure or sale, the closing costs, fixed assets, and inventory write-downs would adversely affect our earnings and could adversely affect our cash on hand.

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

Additionally, because sales of dELiA*s branded products by JLP Daisy’s licensees have been significantly less than we and JLP Daisy expected when we entered into the master license agreement, we expect that JLP Daisy may try to increase the sales of the dELiA*s branded products by its licensees, by expanding the number of licensed products their licensees offer, the number and type of stores in which such licensed products are sold, or both, so that they can recoup more of their initial advance. We have held preliminary discussions with JLP Daisy about modifying the terms of the master license agreement, but to date, no definitive agreement has been reached regarding such modifications. Sales of dELiA*s branded products by JLP Daisy’s licensees may negatively impact our customers’ image of the brand, which could have a material adverse effect on our profit margins and other operating results. Additionally, a change in our customers’ image of the brand due to sales of dELiA*s branded products by JLP Daisy’s licensees to greater numbers of retailers may negatively affect our dELiA*s retail store expansion plans.

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

We believe, based on the country of origin tags that appear on the products we sell, that a substantial portion of the products sold to us by our third-party vendors and domestic importers are produced in factories located in foreign countries, especially in China and other Asian countries. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including, but not limited to, the imposition of import restrictions, could materially harm our operations. Many of our and our vendor’s imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We and our vendors compete with other companies for production facilities and import quota capacity. Our and our vendors’ businesses are also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes (both in other countries and in the United States, such as the west coast ports) and local business practices.

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

In addition, our existing credit facility further restricts our ability to make capital expenditures. These restrictions and covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow our business, as well as to fund general corporate activities.

Our ability to service our debt and meet our cash requirements depends on many factors.

We currently anticipate that operating revenue, cash on hand, and funds available for borrowing under our existing credit facility will be sufficient to cover our operating expenses, including cash requirements in connection with our operations, our near term retail store expansion plan and our debt service requirements, through at least the next twelve months. If we do not meet our targets for revenue growth, however, or if the costs associated with our retail store expansion plan exceed our expectations, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

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

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations, including our ability to grow our business. In addition, we cannot assure you that we would be able to take any of these actions because of (i) a variety of commercial or market factors, (ii) constraints in our credit facility related to the incurrence of such debt, incurrence of liens, asset dispositions and related party transactions, or (iii) market conditions being unfavorable for an equity or debt offering. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions do not generate a sufficient amount of additional capital.

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

In order to affect the Spinoff, Alloy, Inc. undertook several corporate restructuring transactions which, along with the Spinoff, may be subject to federal and state fraudulent conveyance or transfer laws. If a court in a lawsuit brought by an unpaid creditor or by a representative of creditors of Alloy, Inc., such as a trustee in bankruptcy, were to find that, among other reasons, at the time of the Spinoff, we or Alloy, Inc.:

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

Our historical financial statements may not reflect the results of operations, financial condition and cash flows that would have been achieved by us had we been operated independently during the periods and as of the dates presented prior to the Spinoff. In particular, because we had significant borrowings from Alloy, Inc., our historical financial statements prior to fiscal 2006 do not reflect all of the costs to us of borrowing funds as a stand-alone entity. Moreover, our financial statements have only included dELiA*s Corp. results since September 2003 (the month in which Alloy, Inc. acquired dELiA*s Corp.).

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

As of February 2, 2008, we had outstanding options, of which 3,765,004 were vested, to purchase 5,944,657 shares of common stock at a weighted average exercise price of $8.90 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. These options generally vest over a four-year period. Our stockholders will experience dilution as these stock options are exercised.

We could be required, under our agreements with Alloy, Inc., to issue a substantial number of shares without receiving any payment. The issuance of these shares would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

Following the Spinoff, we were obligated to issue on behalf of Alloy, Inc. up to 663,155 additional shares of common stock upon the exercise of outstanding Alloy, Inc. warrants (the “Warrants”). At the time of the Spinoff, Alloy had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). Following the Spinoff, we were also obligated to issue up to 4,137,314 additional shares of common stock upon the conversion of the Debentures. During fiscal 2006, 4,053,933 shares of our common stock were issued as a result of these conversions, and 83,381 shares attributable to these debentures are yet to be issued. We did not receive any payment from Alloy, Inc. or any third party in connection with any conversions of the Debentures. Additionally, although Alloy, Inc. has agreed to pay us a portion of the cash proceeds, if any, it receives from the exercise of any of the Warrants, each of the Warrants permits exercise by a “net exercise” process, under which the exercising holders would not be required to make any cash payment to Alloy, Inc. in connection with the Warrant exercise and instead would be issued a smaller number of shares of our and Alloy, Inc.’s common stock. If the Warrant holders were to exercise their Warrants using this net exercise feature, which is likely, we would not receive any payment in connection with such Warrant exercises. Thus, we may be obligated to issue up to 746,536 of additional shares of common stock for which we will receive no payment. If a significant number of additional shares of our common stock is issued, the equity interests of our existing stockholders would be diluted and our earnings per share will be adversely affected.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions (including the restrictions under our existing credit facility), restrictions imposed by applicable law and other factors our board deems relevant. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholders may lose some or all of their investment in our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information as of February 2, 2008 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, PA, which we own subject to the mortgage as described in Note 9, all such facilities are leased. We believe our facilities are well maintained, in good operating condition and otherwise adequate for our business operations.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office	52,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	429,000

The following table sets forth information regarding the states in which we operate retail stores as of February 2, 2008, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	New Hampshire	1
Connecticut	2	New Jersey	6
Delaware	1	New York	8
Florida	9	North Carolina	4
Georgia	3	Ohio	4
Illinois	4	Pennsylvania	6
Indiana	3	Rhode Island	1
Iowa	1	South Carolina	2
Kansas	1	Tennessee	3
Maryland	2	Texas	8
Massachusetts	3	Virginia	2
Michigan	2	West Virginia	1
Minnesota	2	Wisconsin	2

Missouri	4	TOTAL STORES	86

Item 3.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint was filed on behalf of the State of Illinois under the Illinois Whistleblower Reward and Protection Act (the “Whistleblower Act”) and sought damages arising out of dELiA*s Corp.’s alleged failure to collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. On June 15, 2004, dELiA*s Corp. filed a motion to dismiss the action; the Circuit Court denied this motion on January 13, 2005, and a series of appeals ensued.

While we continued to believe we had a valid defense to the Whistleblower Act claims, there could be no assurance that our defense to this action would be successful or whether and to what extent we might have incurred liabilities as a result of this action. Litigation is inherently unpredictable, and we could have been liable for treble damages, between $5,000 to $10,000 per violation and attorneys fees and costs which could have amounted to in excess of $3.5 million. Accordingly, we entered into settlement discussions with the State of Illinois in order to extinguish any potential liability under the Whistleblower Act and for any tax on internet or catalog sales to Illinois residents. Those discussions produced a settlement proposal by the State of Illinois. On June 25, 2007, the State of Illinois filed a Motion To Approve Proposed Settlement based on its proposed terms. On July 27, 2007, the whistleblower filed a Memorandum in Response to State’s Motion to Approve Settlement opposing the proposed settlement. We and the State of Illinois entered into a Settlement Agreement on September 18, 2007 and the Court entered its order approving the Settlement Agreement on September 27, 2007. The Settlement Agreement became final and non-appealable on December 20, 2007.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended February 2, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has traded on The NASDAQ Global Market under the symbol “DLIA” since December 20, 2005. The last reported sale price for our Common Stock on April 8, 2008 was $2.67 per share. The table below sets forth the high and low sale prices for our Common Stock during the period indicated.

	Common Stock Price
	High	Low
FISCAL 2006 (Ended February 3, 2007)
First Quarter	$11.43	$8.45
Second Quarter	$11.31	$6.76
Third Quarter	$9.27	$6.72
Fourth Quarter	$11.40	$8.84

FISCAL 2007 (Ended February 2, 2008)
First Quarter	$10.84	$8.50
Second Quarter	$8.52	$6.18
Third Quarter	$6.66	$3.05
Fourth Quarter	$4.02	$1.96

These prices represent inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	12/19/2005	1/28/2006	2/3/2007	2/2/2008
DELIA*S, INC.	100.00	106.63	128.67	28.80
NASDAQ RETAIL INDEX	100.00	102.36	111.66	104.03
NASDAQ MARKET INDEX	100.00	104.51	112.12	108.84

We have not paid any dividends on our common stock.

Stockholders

As of April 8, 2008 there were approximately 117 holders of record of the 31,026,473 outstanding shares of Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, cash dividends are restricted under our credit facility. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

There were no unregistered sales of our securities during fiscal 2007.

Issuer Purchases of Equity Securities

During fiscal 2007, the Company did not purchase any shares of its Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Equity Compensation Plan Information” in our 2008 Proxy Statement for our 2008 annual meeting of stockholders, which information is hereby incorporated by reference.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected statements of operations data for the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006 have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO Seidman, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2007 and 2006 has been derived from the audited financial statements included herein. Selected balance sheet data as of fiscal 2005, 2004 and 2003 and the selected statements of operations data for fiscal years 2004 and 2003 have been derived from financial statements audited and not included herein. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year
	2007(1)	2006(1)	2005	2004	2003(2)
	(In thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(3):
Net sales	$274,256	$257,618	$226,730	$199,358	$166,465
Gross profit	102,890	102,448	88,469	69,458	64,725
Selling, general and administrative expenses	105,007	96,367	87,264	79,623	77,847
Impairment of goodwill	—	—	—	—	50,637
Total operating expenses	105,007	96,367	88,297	79,804	130,203
Operating (loss) income	(2,117)	6,081	172	(10,346)	(65,478)
Interest (expense) income, net	(6)	205	(799)	(623)	(412)
(Loss) income from continuing operations	(2,335)	5,754	(746)	(10,984)	(68,349)
(Loss) income from discontinued business, net of taxes	—	—	(11,268)	1,612	(6,197)
(Loss) income before cumulative effect of change in accounting principle	(2,335)	5,754	(12,014)	(9,372)	(74,546)
Cumulative effect of change in accounting principle	—	—	1,702	—	—
Net (loss) income	$(2,335)	$5,754	$(10,312)	$(9,372)	$(74,546)
Basic net (loss) income per share of common stock:
(Loss) income from continuing operations	$(0.08)	$0.21	$(0.03)	$(0.52)	$(3.32)
(Loss) income from discontinued operations, net of taxes	—	—	(0.48)	0.08	(0.30)
Cumulative effect of change in accounting principle	—	—	0.07	—	—
Basic net (loss) income attributable to common stockholders per share	$(0.08)	$0.21	$(0.44)	$(0.44)	$(3.62)
Diluted net (loss) income per share of common stock:
(Loss) income from continuing operations	$(0.08)	$0.18	$(0.03)	$(0.52)	$(3.32)
(Loss) income from discontinued operations, net of taxes	—	—	(0.48)	0.08	(0.30)
Cumulative effect of change in accounting principle	—	—	0.07	—	—
Diluted net (loss) income attributable to common stockholders per share	$(0.08)	$0.18	$(0.44)	$(0.44)	$(3.62)
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	30,834,884	27,545,738	23,379,602	21,303,453	20,587,523
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	30,834,884	31,564,157	23,379,602	21,303,453	20,587,523

		Fiscal Year
	2007	2006	2005	2004		2003(2)
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	$11,399	$28,874	$2,523	$6,503		$914
Working capital	$12,388	$24,961	$5,548	$1,879		$(6,656)
Total assets	$160,531	$153,505	$111,410	$121,482		$127,609
Long-term debt	$2,212	$2,406	$2,574	$2,631		$2,594
Total stockholders’ equity	$97,175	$97,867	$67,529	$80,624		$82,642
RETAIL STORE OPERATING DATA:
Total retail store revenues (in thousands)	$98,069	$84,094	$68,700	$64,061		$30,104
Comparable store sales increase(4)	4.1%	(2.0%)	3.7%	1.4	%(5)	n/a
Net sales per store (in thousands)(6)	$1,250	$1,220	$1,200	$1,130		$1,090
Sales per gross square foot(6)	$331	$330	$325	$310		$297
Average square footage per store	3,803	3,773	3,701	3,646		3,665
Number of stores	86	74	59	55		62
Total square footage (in thousands)	327.1	279.2	218.3	200.5		227.2
Percent increase (decrease) in total square footage	17.2%	27.9%	8.9%	(11.8%)		n/a
DIRECT MARKETING OPERATING DATA (in thousands):
Total direct marketing revenues	$176,187	$173,524	$158,030	$135,297		$136,361
Number of catalogs circulated	68,800	70,300	67,200	63,900		64,000

(1)	In fiscal 2006, the Company adopted SFAS No. 123(R) and recorded stock-based compensation expense of approximately $1.1 million for fiscal 2007 and 2006 related to employee stock options which was included in selling, general and administrative expenses. The prior periods have not been restated to reflect, and do not include, the impact of SFAS No.123(R).
(2)	The acquisition of dELiA*s Corp. by Alloy, Inc. was completed in September 2003 and the information included throughout the report reflects only the five months of dELiA*s Corp.’s operations for fiscal 2003 unless otherwise stated.
(3)	See note 3 to the consolidated financial statements for a description of the effect of the discontinued business that has been eliminated from continuing operations. See note 13 to the consolidated financial statements for financial data by reportable segment.
(4)	Comparable store sales include both premiere and outlet stores for fiscal 2005 and 2004. Excluding outlet stores, comparable sales increased 4.6% and 1.9% in fiscal 2005 and 2004, respectively. The calculation for fiscal 2007 and 2006 includes all stores open for fifteen full months and whose square footage has not been expanded or reduced by more than 25%. The calculation for fiscal 2005 and 2004 includes all stores open at least 56 weeks and whose square footage has not been expanded or reduced by more than 25%.
(5)	Comparable store sales for the fiscal period ended January 31, 2005 reflect sales for the twelve months ended January 31, 2005 as compared to pro forma sales for the twelve months ended January 31, 2004. Prior to September 2003, Alloy, Inc. did not own or operate any retail stores.
(6)	To make a comparison of net sales per store and sales per gross square foot meaningful, we have included dELiA*s’ retail store results on a pro forma twelve-month period ended January 31, 2004 in the calculation of these numbers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenagers; to expand and develop our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and potentially exploring retail store concepts; and to carry out such strategy while controlling costs.

We expect that growth in our retail stores business, which represented 35.8% of our total net sales in fiscal 2007, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 12-14% in fiscal 2008 and at least 15% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350-400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

The accompanying consolidated financial statements include the operations of Alloy, Inc.’s direct marketing and retail store segments’ merchandise business. dELiA*s, Inc. formerly was an indirect, wholly-owned subsidiary of Alloy, Inc. By virtue of the completion of the Spinoff, Alloy, Inc. does not own any of our outstanding shares of common stock. In addition, we entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements, as subsequently amended, govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff.

Goals

We believe that focusing on our brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	Delivering low to mid single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low to mid single digit top-line growth in direct marketing, through targeted circulation in productive mailing segments;

•	Monitoring and opportunistically closing underperforming stores;

•	Improving gross profit margins each year by 50 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more heavily;

•	Improving our retail store metrics through increased focus on the selling culture thereby improving productivity; and

•

Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, better store-level planning, targeted replenishment by size, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing net square footage by approximately 12-14% in fiscal 2008 and by at least 15% annually thereafter.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•

store metrics such as comparable store sales, sales per gross square foot, average retail price per unit sold, average transaction values, store cash contribution margin (defined as store gross profit less direct cash costs of running the store), and average units per transaction;

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended February 2, 2008 and January 28, 2006 were 52-week fiscal years, and the fiscal year ended February 3, 2007 was a 53-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2007	2006	2005
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	62.5%	60.2%	61.0%

Gross profit	37.5%	39.8%	39.0%

Operating expenses:
Selling, general and administrative expenses	38.3%	37.4%	38.4%
Impairment of long-lived assets	—	—	0.4%
Restructuring charges	—	—	0.1%

Total operating expenses	38.3%	37.4%	38.9%

Operating (loss) income	(0.8%)	2.4%	0.1%
Interest (expense) income, net	—	—	(0.3%)

(Loss) income from continuing operations before provision for income taxes	(0.8%)	2.4%	(0.2%)
Provision for income taxes	(0.1%)	(0.2%)	(0.1%)

(Loss) income from continuing operations	(0.9%)	2.2%	(0.3%)
Loss from discontinued business, net of taxes	—	—	(5.0%)

(Loss) income before cumulative effect of change in accounting principle	(0.9%)	2.2%	(5.3%)
Cumulative effect of change in accounting principle	—	—	0.8%

Net (loss) income	(0.9%)	2.2%	(4.5%)

Fiscal 2007 Compared with Fiscal 2006 (52 weeks vs. 53 weeks)

Revenues

Total Revenues

Total revenues increased 6.5% to $274.3 million in fiscal 2007 from $257.6 million in fiscal 2006. On a 52-week basis, total revenues increased 9%. Revenue increases in the retail segment were driven primarily through new store sales and a comparable store sales increase of 4%. The 53rd week of fiscal 2006 added approximately $6 million of total revenues.

Direct Marketing Revenues

Direct marketing revenues increased 1.5% to $176.2 million in fiscal 2007 from $173.5 million in fiscal 2006. On a 52-week basis, the direct segment revenues increased 4.5%. In the direct segment, increases in the CCS brand and the dELiA*s brand offset a year-over-year reduction in the Alloy brand. The 53rd week of fiscal 2006 added approximately $4.9 million of revenues.

Retail Store Revenues

Retail store revenues increased 16.6% to $98.1 million in fiscal 2007 from $84.1 million in fiscal 2006. On a 52-week basis, retail store revenues increased 17.9%. The increase in revenue was driven by the nineteen new stores (net of relocations and remodels) opened in fiscal 2007 and the full year impact of the eighteen stores (net of relocations and remodels) opened in fiscal 2006. In addition, we experienced a positive comparable store sales increase of 4% for the year. The increase was offset, in part, by the closing of seven stores in the period. The 53rd week of fiscal 2006 added approximately $0.9 million of revenues.

The following table sets forth select operating data in connection with the revenues of our Company:

	For Fiscal Years Ended
	2007	2006
Channel Net Sales (in thousands):
Retail	$98,069	$84,094
Direct:
Catalog	41,738	48,998
Internet	134,449	124,526

	$274,256	$257,618

Internet %	76%	72%

Catalogs Mailed (in thousands)	68,789	70,252

Number of Stores:
Beginning of Period	74	59
Stores Opened *	23	20
Stores Closed *	11	5

End of Period	86	74

Total Gross Sq. Ft @ End of Period (in thousands)	327.1	279.2

*	Totals include three stores which were relocated and one store remodeled and reopened during fiscal 2007, and two stores which were relocated during fiscal 2006.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2007 was $102.9 million, or 37.5% of revenues, as compared to $102.4 million, or 39.8% of revenues in fiscal 2006. New store revenues increased gross profit dollars. The decline in gross profit percentage, however, was principally due to the decline in the retail segment.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2007 was $79.6 million, or 45.2% of revenues, as compared to $79.8 million, or 46.0% of revenues in fiscal 2006. The decrease in gross profit percentage was attributable to the mix of underperforming full price catalogs in the Alloy brand and the resulting increased relative performance of clearance catalogs versus full price catalogs with their associated lower gross profit rate. Increased outbound freight costs and CCS, which has lower gross margins than the girls’ brands, representing a higher proportion of total direct sales also contributed to the decline.

Retail Store Gross Profit

Retail store gross profit for fiscal 2007 was $23.3 million, or 23.8% of revenues, as compared to $22.7 million, or 26.9% of revenues in fiscal 2006. The decrease in gross profit percentage was primarily due to higher promotional and clearance markdowns as well as the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative expenses increased from 37.4% in fiscal 2006 to 38.3% in fiscal 2007. In total, selling, general and administrative expenses increased 9.0% from

$96.4 million in fiscal 2006 to $105.0 million in fiscal 2007. The increase was the result of store operating expenses and depreciation associated with a net increase of twenty-seven stores since the beginning of fiscal 2006, incremental rent and moving costs associated with the build out of our new corporate office space and additional planned increases in corporate overhead.

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses decreased from 37.2% in fiscal 2006 to 37.1% in fiscal 2007 reflecting the reduced circulation and improvements in production costs. In total, direct marketing selling, general and administrative expenses increased 1.4% in dollars from $64.5 million in fiscal 2006 to $65.4 million in fiscal 2007. The reduced circulation and improvements in production costs noted were more than offset by the increase in total dollars in the direct segment’s allocated overhead.

Retail Store Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses increased from 37.8% in fiscal 2006 to 40.4% in fiscal 2007. In dollars, retail store selling, general and administrative expenses increased 24.4% from $31.8 million in fiscal 2006 to $39.6 million in fiscal 2007. The increase was primarily due to higher depreciation and amortization expense due to the increase in our number of stores, increased store operation costs associated with new stores and an increase in the retail segment’s allocated overhead resulting from its higher percentage of total Company revenues.

(Loss) income from Continuing Operations

Total (Loss) income from Continuing Operations.

Our total (loss) income from continuing operations before interest (expense) income and income taxes was a loss of $2.1 million in fiscal 2007 as compared to income of $6.1 million in fiscal 2006. The 53rd week of fiscal 2006 added approximately $1.2 million of total income from operations.

Income from Direct Marketing Operations.

Direct marketing income from operations was $14.2 million in fiscal 2007 as compared to income from operations of $15.2 million in fiscal 2006. The decrease in income was attributable to an increase in the mix of full price and clearance sales, as well as increased freight costs. The 53rd week of fiscal 2006 added approximately $1.2 million of income from operations.

Loss from Retail Store Operations.

Our loss from retail store operations was $16.3 million in fiscal 2007, as compared to $9.2 million in fiscal 2006. The increased revenue from stores opened could not offset the reduced margins, increased store expenses and the deleveraging of occupancy costs, thus causing the loss to increase over the prior year. The 53rd week of fiscal 2006 had no material impact on income from operations.

Interest (Expense) Income

We recognized net interest (expense) income of ($6,000) and $205,000 in fiscal 2007 and fiscal 2006, respectively. Interest income was earned from cash balances in money market accounts provided primarily from cash raised in the rights offering in the first quarter of 2006 and cash flow from operating activities. Interest expense is related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Income Tax Provision

We recorded an income tax provision of $212,000 and $532,000 in fiscal 2007 and fiscal 2006, respectively. The decreased provision was a result of lower state income tax provisions on profitable state entities as well as not incurring any federal alternative minimum tax as we did in the prior year.

Fiscal 2006 Compared with Fiscal 2005 (53 weeks vs. 52 weeks)

Revenues

Total Revenues.

Total revenues increased 13.6% to $257.6 million in fiscal 2006 from $226.7 million in fiscal 2005. Revenue increases in the retail segment were driven primarily through new store sales, while increased circulation and increased fulfillment rates resulted in higher sales volume in the direct segment. The 53rd week of fiscal 2006 added approximately $6 million of total revenues.

Direct Marketing Revenues.

Direct marketing revenues increased 9.8% to $173.5 million in fiscal 2006 from $158.0 million in fiscal 2005. The increase in revenue was the result of a 4.5% increase in circulation and a fill rate improvement year-over-year of 9.1%. All three brands- dELiA*s, Alloy, and CCS- experienced net sales growth over 2005 levels.

Retail Store Revenues.

Retail store revenues increased 22.4% to $84.1 million in fiscal 2006 from $68.7 million in fiscal 2005. The increase in revenue was driven by the eighteen new stores opened in fiscal 2006 and the full year impact of the eleven stores opened in fiscal 2005. The increase was offset, in part, by a comparable store sales decrease of 2% and the closing of three stores, including our remaining outlet stores, in the period. As a result of a planning and execution issue, we operated during the first quarter and early second quarter with apparel inventory levels significantly below our plan and those in the prior years’ comparable quarters on a COGAS and average store basis. We returned to appropriate inventory levels in July 2006 and were thus able to support the back-to-school floor set. We experienced a positive comparative store sales increase of 5% for the back half of the year.

Gross Profit

Total Gross Profit.

Gross profit for fiscal 2006 was $102.4 million, or 39.8% of revenues, as compared to $88.5 million, or 39.0% of revenues in fiscal 2005.

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

Retail Store Gross Profit.

Retail store gross profit for fiscal 2006 was $22.7 million, or 26.9% of revenues, as compared to $17.6 million, or 25.6% of revenues in fiscal 2005. Increased initial markup in 2006 flowed through and yielded higher product margins, together with the improved leveraging of merchandising and distribution costs. This was offset, in part, by increased store occupancy expense attributable to the comparable store sales decrease for the year and noncash pre-opening rent related to the eighteen new stores we opened in fiscal 2006, which represented an increase of nine new stores versus fiscal 2005.

Operating Expenses

Total Selling, General and Administrative.

As a percentage of total revenues, our selling, general and administrative expenses decreased from 38.4% in fiscal 2005 to 37.4% in fiscal 2006. In total, selling, general and administrative expenses increased 10.4% from

$87.3 million in fiscal 2005 to $96.4 million in fiscal 2006. In addition to the variable expenses associated with the increase in revenues, such as store payroll costs and catalog production costs, additional overhead increases were incurred, including $700,000 related to a new corporate office lease, $400,000 for infrastructure in the development of the startup of the CCS girls business, $1.1 million for stock-based compensation associated with the implementation of FAS 123(R) in 2006, and approximately $2.0 million of additional costs associated with operating as a stand alone and public company.

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

Retail Store Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses increased from 35.7% in fiscal 2005 to 37.8% in fiscal 2006, primarily due to increased store payroll costs and the deleveraging of store operating expenses as a result of the 2% negative comparative store sales, as well as pre-opening expenses associated with the eighteen store openings in the year. Retail store selling, general and administrative expenses increased 29.3% from $24.6 million in fiscal 2005 to $31.8 million in fiscal 2006. The increase in dollars was due to store operating expenses, primarily payroll associated with the additional stores open period-over-period. Costs associated with the new corporate office lease, stock-based compensation expense and additional costs associated with operating as a stand alone and public company also contributed to the increase.

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

Loss from Retail Store Operations.

Our loss from retail store operations was $9.2 million in fiscal 2006 as compared to $7.1 million in fiscal 2005. The increased revenue from stores opened since the beginning of the two-year period, despite improved gross profit margins, could not offset the increase in store payroll and other store expenses attributable to those stores and the deleveraging impact of the comparable store sales decrease.

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

Income Tax Provision

We recorded an income tax provision of $532,000 and $119,000 in fiscal 2006 and fiscal 2005 respectively. The increased provision is a result of larger state income tax provisions on profitable state entities and the 2% federal alternative minimum tax in fiscal 2006.

Loss from Discontinued Operations

Our loss from discontinued operations was $11.3 million for fiscal 2005 related to the discontinued operations of Dan’s Competition, LLC (whose name we subsequently changed to “DCR Restructuring, LLC”). There was no comparable loss from discontinued operations in 2006.

Liquidity and Capital Resources

Prior to the consummation of the Spinoff, we completed a private placement of 161,507 shares of our common stock to certain officers and management. Total proceeds were approximately $1.2 million. In addition, on December 30, 2005, we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to fund the costs and expenses of the retail store expansion plan and to provide funds for our general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning it agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with approximately $20 million of gross proceeds and MLF having purchased in aggregate 651,220 shares for a total of $4,838,565. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment a non-refundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43. The warrants had a grant date fair value of approximately $900,000, and this amount was recorded as a cost of raising capital.

As part of the Spinoff, we agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million, in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in our distribution agreement with Alloy, Inc. Shortly after our fiscal 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006.

On May 17, 2006, dELiA*s, Inc. and certain of its wholly owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”). The Restated Credit Facility is a secured revolving credit facility that the Company may draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million. The Restated Credit Facility may also be used for letters of credit up to an aggregate amount of $10 million.

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The Restated Credit Facility has a maturity date of May 17, 2009.

Funds are available under the Restated Credit Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Restated Credit Facility based upon eligible inventory and accounts receivable, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Restated Credit Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million). Loans under the Restated Credit Facility bear interest, at the Company’s option, either at the prime rate or the London Interbank Offered Rate plus a variable margin ranging from 1.25% to 1.75% depending on excess availability and cash on hand. A monthly fee of 0.25% per annum is payable based on the unused balance of the Restated Credit Facility.

The Restated Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases, the annual amount of capital expenditures we may make and the number of new stores the Company may open each year. The Company is currently in compliance with all of its covenants under the Restated Credit Facility.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 35% of our merchandise payables are factored. The credit extended by these factors is enhanced by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduce the amount available to us under our Restated Credit Facility. At February 2, 2008, there were no outstanding borrowings under the Restated Credit Facility and the unused amount available to us under the Restated Credit Facility was $12.7 million. Also, as of February 2, 2008, approximately $6.4 million of letters of credit were outstanding under the Restated Credit Facility.

We currently are a party to a mortgage loan agreement related to the purchase of our warehouse and fulfillment facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and was originally scheduled to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note to September 2009 and the mortgage note has been, accordingly, classified as long-term on the accompanying balance sheet. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants. We were in compliance with the financial covenants for the quarter ended February 2, 2008. The mortgage loan is secured by the distribution facility and related property.

Our primary capital requirements include construction and fixture costs related to the opening of new retail stores and for maintenance and selective remodeling expenditures for existing stores, which we expect to be $12 to $14 million in 2008, net of landlord allowances, as well as incremental inventory required for the new stores. Future capital requirements will depend on many factors, including, but not limited to, the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

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

Net cash provided by operating activities was $1.5 million in fiscal 2007, $15.4 million in fiscal 2006, and $4.7 million in fiscal 2005. The reduction in net cash provided by operating activities was due to increased losses in the retail segment and increased inventory purchases.

Net cash used in investing activities was $19.6 million in fiscal 2007 and $19.9 million in fiscal 2006, and net cash provided by investing activities was $2.9 million in fiscal 2005. The $19.6 million used in fiscal 2007 was due primarily to capital expenditures associated with the construction of our new retail stores and build out of our new corporate office facility.

Net cash provided by (used in) financing activities was $0.6 million in fiscal 2007, $30.8 million in fiscal 2006, and ($11.6) million in fiscal 2005. Cash provided by financing activities in fiscal 2007 was primarily related to proceeds from the exercise of stock options. Cash provided by financing activities in fiscal 2006 was primarily related to proceeds received from the Rights Offering and funds received from Alloy, Inc. in connection with the Spinoff.

Contractual Obligations

The following table presents our significant contractual obligations as of February 2, 2008 (in thousands):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage Loan Agreement Principal(1)	$2,415	$203	$2,212	$—	$—
Interest on Mortgage Loan(1)	183	105	78	—	—
Operating Lease Obligations(2)	114,458	14,281	28,822	25,617	45,738
Purchase Obligations(3)	31,794	31,974	—	—	—
Future Severance-Related Payments(4)	3,538	3,538	—	—	—

Total	$152,388	$50,101	$31,112	$25,617	$45,738

(1)	Our mortgage loan agreement is related to the purchase of a distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores.
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(4)	Our future severance-related payments primarily consist of severance agreements with existing employees and a noncompetition agreement with a former employee of dELiA*s Corp.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term noncancelable capital lease commitments for equipment.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, investments, intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 11 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales, principally in our direct marketing segment, was approximately $1.4 million, $1.5 million and $1.3 million for the fiscal years 2007, 2006 and 2005, respectively.

Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed.

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets. Deferred catalog costs as of February 2, 2008 and February 3, 2007 were approximately $4.4 million and $3.2 million, respectively.

Catalog costs expensed for fiscal 2007, 2006 and 2005 were approximately $32.2 million, $32.7 million and $31.9 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

We perform valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

In fiscal 2005, we recorded an impairment charge of approximately $889,000, which consists of an impairment charge of $522,000 related to property and equipment and an impairment charge of $367,000 related to mailing lists (see notes 4 and 5).

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under these guidelines, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Judgment is applied in determining whether the recoverability of our deferred tax assets will be realized in full or in part. A valuation allowance is established for the amount of deferred tax assets that are determined not to be realizable. Realization of our deferred tax assets may depend upon our ability to generate future taxable income. Based upon this analysis, we established a 100% valuation allowance for our net deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000.

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

We recognize interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense. As of February 4, 2007, we have recorded liabilities for interest and penalties of approximately $4,000 and $11,000, respectively. As a result of the adoption of FIN 48, we recorded an additional liability of approximately $78,000 for the fiscal year 2007. In addition, we recorded an additional $10,000 and $7,000 in interest and penalties, respectively, for the fiscal 2007.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2003 onward. We are not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We are periodically subject to state income tax examination.

Recent Accounting Pronouncements

In September 2006, the FASB released SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 will be effective for us on February 3, 2008 (the first day of fiscal 2008), except with respect to our nonfinancial assets and liabilities, for which the effective date is February 1, 2009. We are currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 157.

In February 2007, the FASB released SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for us on February 3, 2008 (the first day of fiscal 2008). We are currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. We do not believe that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations.” (“SFAS 141R”). SFAS 141R requires the Company to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. We will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to February 1, 2009.

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

At the time of the Spinoff, Alloy had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures are convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of market conditions, the combined share value of our common stock and Alloy, Inc. common stock exceed the conversion price of the Debentures. As of February 2, 2008, 4,053,933 shares of our common stock were issued in connection with the Debentures. There are Debentures that are convertible into an additional 83,381 shares of our common stock that remain outstanding as of February 2, 2008.

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

Effect of New Accounting Standards

We have described the impact anticipated from the adoption of certain new accounting pronouncements effective in fiscal 2008 above and in note 2 to the consolidated financial statements.

Inflation

In general, our costs, some of which include postage, paper and freight, are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us during the past.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of February 2, 2008, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items. Revolving loans under our Restated Credit Facility bear interest at rates that are tied to the LIBOR and the prime rate and therefore we could be exposed to changes in interest rates. To the extent we may borrow pursuant to our Restated Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, financial statement schedule and Notes to the consolidated financial statements of dELiA*s, Inc. and subsidiaries are annexed to and made part of this Annual Report on Form 10-K as pages F-1 through F-36. An index of such materials appears on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute, assurance that reported financial information is materially accurate.

Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008. Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 2, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of February 2, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 2, 2008 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York:

We have audited dELiA*s, Inc. (the “Company”) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, dELiA*s, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of dELiA*s, Inc. and Subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008 and our report dated April 4, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLC

New York, NY

April 4, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Directors and Executive Officers” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2008.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement as noted above.

Code of Ethics

Information concerning the Company’s Code of Business Conduct is incorporated by reference from the text under the caption “Information About Directors and Executive Officers—Code of Business Conduct and Ethics” in the Company’s Proxy Statement as noted above.

Corporate Governance

Incorporated by reference to “Information About Directors and Executive Officers—Committees of the Board of Directors and Meetings” and “Information About Directors and Executive Officers—Audit Committee Financial Expert”.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2008, except that the section in the definitive proxy statement entitled “Report of the Compensation Committee on Executive Compensation” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About dELiA*s Security Ownership” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “The Board of Directors” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2008.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Auditors” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)	Consolidated Financial Statements.

The financial statements required by this item are submitted in a separate section of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements and Schedule” on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

The schedule required by this item is submitted in a separate section of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements and Schedule” on page F-1 of this Annual Report on Form 10-K.

(3)	Exhibits.

The list of exhibits required by this item is submitted in a separate section of this Annual Report on Form 10-K. See “Index to Exhibits”.

dELiA*s, Inc. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. and Subsidiaries (the “Company”) as of February 2, 2008, and February 3, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s, Inc. and Subsidiaries at February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109, and as discussed in Note 2 to the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of dELiA*s, Inc. internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 4, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

New York, NY

April 4, 2008

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	February 2, 2008	February 3, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$11,399	$28,874
Inventories, net	43,096	31,680
Prepaid catalog costs	4,417	3,157
Other current assets	6,641	6,759

Total current assets	65,553	70,470
Property and equipment, net	51,901	39,543
Goodwill	40,204	40,204
Intangible assets, net	2,517	2,610
Other assets	356	678

Total assets	$160,531	$153,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,611	$17,821
Current portion of mortgage note payable	203	139
Accrued expenses and other current liabilities	30,351	27,549

Total current liabilities	53,165	45,509
Deferred credits and other long-term liabilities	7,979	7,723
Long-term portion of mortgage note payable	2,212	2,406

Total liabilities	63,356	55,638

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $.001 par value: 25,000,000 shares authorized; none outstanding	—	—
Common Stock; $.001 par value; 100,000,000 shares authorized; 31,026,473 and 30,745,497 shares issued and outstanding	31	30
Additional paid-in capital	96,733	94,975
Retained earnings	411	2,862

Total stockholders’ equity	97,175	97,867

Total liabilities and stockholders’ equity	$160,531	$153,505

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006

Net revenues	$274,256	$257,618	$226,730
Cost of goods sold	171,366	155,170	138,261

Gross profit	102,890	102,448	88,469

Operating expenses:
Selling, general and administrative expenses	105,007	96,367	87,264
Impairment of long-lived assets	—	—	889
Restructuring charges	—	—	144

Total operating expenses	105,007	96,367	88,297

Operating (loss) income	(2,117)	6,081	172
Interest (expense) income, net	(6)	205	(799)

(Loss) income from continuing operations before provision for income taxes	(2,123)	6,286	(627)
Provision for income taxes	212	532	119

(Loss) income from continuing operations	(2,335)	5,754	(746)
Loss from discontinued business, net of taxes	—	—	(11,268)

(Loss) income before cumulative effect of change in accounting principle	(2,335)	5,754	(12,014)
Cumulative effect of change in accounting principle	—	—	1,702

Net (loss) income	$(2,335)	$5,754	$(10,312)

Basic net (loss) income per share of Common Stock:
(Loss) income from continuing operations	$(0.08)	$0.21	$(0.03)
Loss from discontinued operations, net of taxes	—	—	(0.48)
Cumulative effect of change in accounting principle	—	—	0.07

Basic net (loss) income attributable to common stockholders per share	$(0.08)	$0.21	$(0.44)

Diluted net (loss) income per share of Common Stock:
(Loss) income from continuing operations	$(0.08)	$0.18	$(0.03)
Loss from discontinued operations, net of taxes	—	—	(0.48)
Cumulative effect of change in accounting principle	—	—	0.07

Diluted net (loss) income attributable to common stockholders per share	$(0.08)	$0.18	$(0.44)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	30,834,884	27,545,738	23,379,602

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	30,834,884	31,564,157	23,379,602

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Divisional equity	Total
	Shares	Value
Balance January 31, 2005	—	$—	$—	$—	$80,624	$80,624

Net loss February 1, 2005 to December 19, 2005	—	—	—	—	(7,420)	(7,420)
Net transfers to Alloy, Inc.	—	—	—	—	(3,996)	(3,996)
Reclassification of divisional equity to Common stock and additional paid-in-capital	23,356,842	23	69,185	—	(69,208)	—
Net loss December 20, 2005 to January 28, 2006	—	—	—	(2,892)	—	(2,892)
Shares issued in private placement	161,507	1	1,200	—	—	1,201
Shares issued pursuant to exercise of stock options	2,125	—	12	—	—	12

Balance January 28, 2006	23,520,474	24	70,397	(2,892)	—	67,529

Shares issued pursuant to exercise of stock options	479,300	—	2,976	—	—	2,976
Shares issued pursuant to rights offering, net of expenses	2,691,790	3	19,825	—	—	19,828
Shares issued pursuant to convertible debentures	4,053,933	3	(3)	—	—	—
Adjustment to the reclassification of divisional equity to Common stock and additional paid-in-capital	—	—	686	—	—	686
Stock-based compensation	—	—	1,094	—	—	1,094
Net income	—	—	—	5,754	—	5,754

Balance February 3, 2007	30,745,497	30	94,975	2,862	—	97,867

Cumulative effect of the implementation of FIN 48	—	—	—	(116)	—	(116)
Shares issued pursuant to exercise of stock options	104,000	1	696	—	—	697
Issuance of restricted stock	176,976	—	—	—	—	—
Stock-based compensation	—	—	1,062	—	—	1,062
Net loss	—	—	—	(2,335)	—	(2,335)

Balance February 2, 2008	31,026,473	$31	$96,733	$411	$—	$97,175

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,335)	$5,754	$(10,312)
Less: loss from discontinued operations	—	—	(11,268)
Less: cumulative effect of change in accounting principle	—	—	1,702

(Loss) income from continuing operations	(2,335)	5,754	(746)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of property and equipment	—	100	50
Depreciation and amortization	7,586	5,907	4,993
Impairment of long-lived assets	—	—	889
Stock-based compensation	1,062	1,094	—
Noncash management fees from Alloy, Inc.	—	—	289
Changes in operating assets and liabilities:
Inventories	(11,416)	(5,848)	(742)
Prepaid catalog costs and other current assets	(1,142)	(3,153)	(2,151)
Other noncurrent assets	322	299	(6)
Accounts payable, accrued expenses, and other liabilities	7,449	11,290	2,679
Net impact of discontinued operations	—	—	(506)

Net cash provided by operating activities	1,526	15,443	4,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,558)	(19,906)	(10,249)
Sale and disposal of capital assets	—	—	34
Proceeds from sale of discontinued operations	—	—	13,148
Net impact of discontinued operations	—	—	(41)

Net cash (used in) provided by investing activities	(19,558)	(19,906)	2,892

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from Alloy, Inc.	—	8,155	—
Payment of mortgage note payable	(130)	(135)	(111)
Payment of capitalized lease obligation	(10)	(10)	(10)
Proceeds from private placement	—	—	1,201
Proceeds from rights offerings, net of cash expenses	—	19,828	—
Proceeds from exercise of employee stock options	697	2,976	12
Net cash transfers to Alloy, Inc.	—	—	(12,681)
Net impact of discontinued operations	—	—	(32)

Net cash provided by (used in) financing activities	557	30,814	(11,621)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,475)	26,351	(3,980)
CASH AND CASH EQUIVALENTS, beginning of period	28,874	2,523	6,503

CASH AND CASH EQUIVALENTS, end of period	$11,399	$28,874	$2,523

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$512	$417	$527

Income taxes	$632	$145	$70

Net noncash transfers from (to) Alloy, Inc.	$—	$686	$8,685

Capital expenditures incurred not yet paid	$2,339	$2,046	$1,441

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including dELiA*S Corp and Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

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

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to help fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with approximately $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital.

Basis of Financial Statement Presentation

The consolidated statements of operations, cash flow, and stockholders’ equity for the fiscal year ended January 28, 2006 have been derived from the accounting records of Alloy, Inc. principally representing the retail store and direct marketing segments, using the historical results of operations and historical bases of assets and liabilities that we own and the businesses that we operate as a result of the Spinoff. Dan’s Competition, LLC

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(whose name we subsequently changed to “DC Restructuring, LLC” and who we sometimes refer to as “DCR”) historically reported in the direct marketing segment and has been reflected as a discontinued operation in the consolidated financial statements (see note 3 to our financial statements).

Management believes the assumptions underlying the statements of operations, cash flow, and stockholders’ equity are reasonable. Prior to completion of the Spinoff, Alloy, Inc. provided certain services to us including tax, treasury, legal, auditing, corporate development, risk management, regulatory, compensatory and other services. Identifiable costs and salaries that were specific to our business were directly allocated to our operating businesses. The Company and Alloy, Inc. considered these allocated charges to be a reasonable reflection of the utilization of services provided (see note 11 to our financial statements). Subsequent to the Spinoff, we have performed these services or contracted with Alloy, Inc. or outside service providers for such services.

Reorganization

The accompanying consolidated financial statements include the operations of Alloy, Inc.’s direct marketing and retail store segments’ merchandise business. dELiA*s, Inc. formerly was an indirect, wholly-owned subsidiary of Alloy, Inc. On May 31, 2005, Alloy, Inc. announced that its board of directors had approved a plan to pursue a spinoff to its shareholders of all of the outstanding common stock of dELiA*s, Inc. (the “Spinoff”). The Spinoff was completed as of December 19, 2005. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of the assets and liabilities related to its direct marketing and retail store segments.

Year-end Cash True Up

As part of the Spinoff, we agreed with Alloy, Inc. on a mechanism that was designed to provide us with approximately $30 million, in cash and cash equivalents based on our fiscal 2005 year end balance sheet, as adjusted to reflect certain working capital expectations, as defined in our distribution agreement with Alloy, Inc. Shortly after our fiscal 2005 year end, we calculated the amount of cash and cash equivalents and working capital (as defined) on our balance sheet as of such date (we were required to assume, for purposes of such calculation, that we received the full $20 million in proceeds from the rights offering). The year end cash true up resulted in an $8.2 million payment received by us from Alloy, Inc. in March 2006.

2. Summary of Significant Accounting Policies

Fiscal Year

Effective December 19, 2005, the Company changed its financial year end to a fiscal year that is the 52- or 53-week period ending on the Saturday nearest to January 31st. Our annual accounting period ends on the Saturday nearest to January 31st. We refer to the 52-week fiscal year ended February 2, 2008 as “fiscal 2007,” to the 53-week fiscal year ended February 3, 2007 as “fiscal 2006,” and to the 52-week fiscal year ending January 28, 2006 as “fiscal 2005.” The change in fiscal year end did not materially impact our fiscal 2005 results of operations or year-over-year comparisons. The change in the fiscal year added an additional $4 million in merchandise revenue and approximately $700,000 of operating profit to our fiscal 2006 results of operations on a year over year basis.

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

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected lives, and expected volatility assumptions used for SFAS No. 123(R) expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrant.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation. The effect of these reclassifications is not material.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 2, 2008 and all other previous periods presented herein, the carrying amounts of cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at February 2, 2008 and February 3, 2007 approximates fair value as this debt has a variable interest rate that fluctuates with the market rate (see note 9 to our financial statements).

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of February 2, 2008 and February 3, 2007 were approximately $1.3 million and $518,000, respectively.

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

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of February 2, 2008 and February 3, 2007 were approximately $4.4 million and $3.2 million, respectively. Catalog costs expensed for fiscal 2007, fiscal 2006 and fiscal 2005 were approximately $32.2 million, $32.7 million, and $31.9 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The following estimated useful lives are used to determine depreciation or amortization:

Construction in progress	N/A
Leasehold improvements	Life of the lease*
Computer software and equipment	3 to 5 Years
Machinery and equipment	3 to 10 Years
Office furniture and store fixtures	5 to 10 Years
Building	39 Years
Land	N/A

*	defined as the lesser of an asset's estimated life or the life of the related lease

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” Goodwill that previously was being amortized to earnings is no longer amortized, but is periodically tested for impairment.

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

We perform valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

In fiscal 2005, we recorded an impairment charge of approximately $889,000, which consists of an impairment charge of $522,000 related to property and equipment and an impairment charge of $367,000 related to mailing lists (see Notes 4 and 5).

Sales and Use Tax

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, ” (“EITF 06-03”), the Company records sales tax charged on merchandise sales on a net basis (excluded from revenue).

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction (see note 11 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $1.4 million, $1.5 million and $1.3 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

Interest (Expense) Income, Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and held in a money market account. Interest income for fiscal 2007 fiscal 2006, and fiscal 2005 was $508,000, $896,000, and $0, respectively. Interest expense primarily relates to the mortgage note payable and the credit facility with Wells Fargo. Interest expense for the fiscal 2007, fiscal 2006, and fiscal 2005 was $514,000, $691,000 and $799,000, respectively.

(Loss)Income Per Share

Net (loss) income per share is computed in accordance with SFAS No. 128 “Earnings Per Share.” To determine the shares outstanding for the Company for the periods prior to the Spinoff, Alloy, Inc.’s weighted average number of shares is multiplied by the distribution ratio of one share of dELiA*s, Inc. common stock for every two shares of Alloy, Inc. common stock. Basic (loss) income per share is computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net (loss) income

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, warrants, restricted shares and convertible debentures . The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

(Loss) income per share calculations for each quarter include the appropriate weighted average effect for the quarter; therefore, the sum of quarterly (loss) income per share amounts may not equal year-to-date (loss) income per share amounts, which reflect the weighted average effect on a year-to-date basis.

	For The Fiscal Years Ended
	2007	2006	2005
	(in thousands)
Weighted average common shares outstanding—basic	30,835	27,546	23,380
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	—	1,158	—
Convertible Debentures	—	2,860	—

Weighted average common and common equivalent shares outstanding—fully diluted	30,835	31,564	23,380

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, are detailed in the following table:

	For The Fiscal Years Ended
	2007	2006	2005
	(in thousands)
Options, warrants and restricted shares	7,015	2,007	7,053
Conversion of 5.375% Convertible Debentures	83	—	4,137

Total	7,098	2,007	11,190

Operating leases

The Company leases property for its stores under operating leases. Operating lease agreements typically contain construction allowances, rent escalation clauses and/or contingent rent provisions.

For construction allowances, the Company records a deferred lease credit on the consolidated balance sheet and amortizes the deferred lease credit as a reduction of rent expense on the consolidated statement of operations over the terms of the leases. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statement of operations. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation for its intended use, not necessarily the cash rent commencement date.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Stock-based compensation recognized in the Consolidated Statements of Operations for the years ended February 2, 2008 and February 3, 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 29, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The Company recorded stock-based compensation expense of $1.1 million for each of the fiscal years ended February 2, 2008 and February 3, 2007, related to employee share based awards under SFAS No. 123(R) and such expense is included in selling, general and administrative expense in the statements of operations.

The per share weighted average fair value of stock options granted during fiscal 2007 and fiscal 2006 was $3.20 and $3.78, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Fiscal Years Ended
	2007	2006	2005
Risk-free interest rates	4.38%	4.85%	4.31%
Expected lives	4.4 years	4.0 years	4.0 years
Expected volatility	50%	48%	48%
Expected dividend yields	—	—	—

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

Except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the Consolidated Financial Statements prior to the adoption of SFAS No. 123(R). Had compensation expense for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net loss attributable to common stockholders for fiscal 2005 would have increased to the pro forma amount presented below.

Fiscal 2005
(In thousands)
Net loss, as reported	$(10,312)
Less: total stock-based employee compensation costs determined under fair value based method for all awards	(441)

Pro forma net loss	$(10,753)

Basic and fully diluted loss per share
As reported	(0.44)
Pro forma	(0.46)

The following table summarizes transactions in dELiA*s, Inc. stock options during fiscal 2007:

	2007
	Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual (years)
Options outstanding as of February 4, 2007	5,857,335	$9.18
Options granted	803,500	6.23
Options exercised	(104,000)	6.70
Options cancelled or expired	(612,178)	8.35

Outstanding as of February 2, 2008	5,944,657	$8.90	6.36

Exercisable as of February 2, 2008	3,765,004	$9.99	5.26

The intrinsic value of stock options exercised during fiscal 2007 and fiscal 2006 was approximately $237,000 and $1.3 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable at February 2, 2008 was $-0-.

Unexercised options to purchase Alloy, Inc. common stock held by our employees and outstanding on the effective date of the Spinoff were converted to options to acquire our common stock. The stock options, as converted, assumed the same vesting provisions, contractual life and other terms and conditions as the Alloy, Inc. options they replaced. The number of shares and exercise price of each converted stock option were adjusted so that each new option to purchase our common stock had the same ratio of exercise price per share to market value per share and the same aggregate difference between market value and exercise price as the Alloy, Inc. stock options so converted. No new measurement date occurred upon conversion.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested shares as of February 3, 2007, and changes during the twelve month period ended February 2, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Shares at February 3, 2007	2,859,802	$1.83
Granted	803,500	3.20
Vested	(1,019,413)	2.55
Cancelled	(464,236)	2.65

Non-vested Shares at February 2, 2008	2,179,653	$2.20

As of February 2, 2008, there was approximately $817,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.

Shares Reserved For Future Issuance

Stock options and restricted shares

Prior to the Spinoff, we issued options to purchase 2,150,000 shares of our common stock at an exercise price of $7.43 to certain senior management of the Company. These options vest over a four-year period.

In connection with the completion of the Spinoff, outstanding Alloy, Inc. stock options and restricted shares held by persons who were not or did not become employees of ours were converted into adjusted options to purchase Alloy, Inc. common stock and new options and restricted shares of our common stock. We issued 3,131,583 options and 98,792 shares of restricted stock to such Alloy, Inc employees who remained with Alloy, Inc. after the Spinoff. We also converted outstanding Alloy, Inc. stock options held by persons who were our employees at the time of the Spinoff, or became our employees after the Spinoff into 956,118 dELiA*s options. These amounts were determined based on the relative market values of our and Alloy, Inc. common stock following the Spinoff so that each replacement dELiA*s, Inc. stock option will have the same aggregate intrinsic value and the same ratio of the exercise price per share to market value per share as the Alloy, Inc. stock option it replaced. Vesting provisions, option terms and other terms and conditions of the replaced Alloy, Inc. options remain unchanged.

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to help fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with approximately $20 million of gross proceeds. Our stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital.

Preferred Stock

We are authorized to issue, without stockholder approval, up to 25,000,000 shares of preferred stock, $0.01 par value per share, having rights senior to those of our common stock. As of December 7, 2005, we had authorized the issuance of 1,000,000 shares of series A junior participating preferred stock, none of which are outstanding.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market values of our and Alloy, Inc. common stock following the Spinoff, we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of February 3, 2007, 4,053,933 shares of dELiA*s, Inc. common stock had been issued in connection with the Debentures. There are Debentures that are convertible into an additional 83,381 shares of our common stock that remain outstanding as of February 2, 2008. When these conversions occur, they will be recorded as a component of stockholders’ equity and would not have an impact on the statement of operations.

Restricted Stock

In fiscal 2007, the Company issued 176,976 shares of restricted stock, which are subject to vesting requirements, to five board members and one employee valued at approximately $505,000 at the dates of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which do not exceed four years.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We were a member included in the consolidated tax return of Alloy, Inc. We had not historically been party to a formalized tax sharing agreement with Alloy, Inc., but had consistently followed an allocation policy whereby Alloy, Inc. had allocated to the members of its consolidated return provisions and/or benefits based on each member’s taxable income or loss. This allocation methodology resulted in the recognition of deferred assets and liabilities for the differences between the financial statements’ carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Alloy, Inc. had allocated current tax benefits to us that have generated losses that are utilized or expected to be utilized on the consolidated return. This allocation methodology may not be consistent with that calculated on a stand-alone tax return basis. In addition, Alloy, Inc. managed its tax position on a consolidated basis, and its tax strategies were not necessarily reflective of those tax strategies that we would have followed or will follow as a stand-alone company.

Implementation of FIN 48

In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense.

Recently Issued Accounting Pronouncements

In September 2006, the FASB released SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 will be effective for us on February 3, 2008 (the first day of fiscal 2008), except with respect to our non financial assets and liabilities, for which the effective date is February 1, 2009. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 157.

In February 2007, the FASB released SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company on February 3, 2008 (the first day of fiscal 2008). The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. The Company does not believe that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations.” (“SFAS 141R”). SFAS 141R requires the Company to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company will implement SFAS 141(R) for any business combinations occurring at or subsequent to February 1, 2009.

Change in Accounting Principle

Effective February 1, 2005, the Company changed its method of accounting for certain buying, warehousing and distribution costs. Prior to this change, the Company had included such expenses as period expenses. Beginning in fiscal 2005, such costs have been capitalized as part of the cost of inventory. The Company believes that the capitalization of these expenses provides a better measurement of the costs incurred to put merchandise in a position to be sold to our customers. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”,changes in accounting policy are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of February 1, 2005 have been reflected in the fiscal 2005 consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $1.7 million. The pro forma effect of application of the change to prior years’ net loss and net loss per share amounts has not been significant.

3. Discontinued Operations

DC Restructuring, LLC

On May 31, 2005 Alloy, Inc. and DCR entered into an Asset Purchase Agreement pursuant to which DCR agreed to sell substantially all of its assets and liabilities to XP Innovation, LLC, a limited liability company formed and owned by the then existing management of DCR, none of whom was an executive officer or director of Alloy, Inc. or us, in consideration of a cash payment of $13.0 million at closing, and a working capital adjustment of $148,000.

The total loss on the disposition of the related net assets, which was accounted for in our first fiscal quarter of 2005, was approximately $11.5 million, of which $11.3 million related to the impairment of goodwill. The results of operations of DCR have been classified as discontinued operations. The discontinued operations generated revenue of $5.7 million and a net loss of approximately $11.3 million for fiscal 2005.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment (net) consisted of the following:

	February 2, 2008	February 3, 2007
	(In thousands)
Construction in progress	$2,475	$5,340
Computer equipment	10,370	10,190
Machinery and equipment	11,050	8,903
Office furniture and store fixtures	7,552	7,499
Leasehold improvements	29,246	16,379
Building	7,559	7,559
Land	500	500

	68,752	56,370
Less: accumulated depreciation and amortization	(16,851)	(16,827)

	$51,901	$39,543

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $7.5 million, $5.8 million, and $4.6 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. In April 2007, approximately $6.7 million of fully depreciated assets were retired in conjunction with the dELiA*s, Inc. headquarters relocation.

Based upon our impairment analysis of long-lived assets during the second quarter of fiscal 2005, we recognized an impairment charge of approximately $522,000 related to property and equipment.

With regard to costs required to complete new stores where build out had already begun as of February 2, 2008, such amount is expected to be approximately $1.7 million.

5. Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

		February 2, 2008			February 3, 2007
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)			(In thousands)
Amortizable intangible assets:
Mailing lists	6	$78	$71	$7	$78	$67	$11
Noncompetition agreements	5	390	356	34	390	297	93
Websites	3	689	689	—	689	689	—
Leasehold interests	6	190	133	57	190	103	87

		$1,347	$1,249	$98	$1,347	$1,156	$191
Non-amortizable intangible assets:
Trademarks		2,419	—	2,419	2,419	—	2,419

		$3,766	$1,249	$2,517	$3,766	$1,156	$2,610

Goodwill		$40,204	$—	$40,204	$40,204	$—	$40,204

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for fiscal 2007, fiscal 2006, and fiscal 2005 was $93,000, $153,000, and $392,000 respectively. As of February 2, 2008, the estimated remaining amortization expense for each of the next two fiscal years is approximately $68,000 and $30,000, respectively.

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

6. Restructuring Charges

During fiscal 2005 , we recognized an additional restructuring charge of $144,000 related to lease payments of an abandoned CCS fulfillment facility. As of February 3, 2007, no restructuring liability remained related to this facility.

The following tables summarize our restructuring activities:

Type of Cost	Contractual Obligations
(In thousands)
Balance at January 31, 2005	$1,737
Payments and write-offs for fiscal 2005	(766)
CCS restructuring costs	144

Balance at January 28, 2006	1,115
Payments and write-offs for fiscal 2006	(140)

Balance at February 3, 2007	975
Payments and write-offs for fiscal 2007	(140)

Balance at February 2, 2008	$835

As of February 2, 2008 and February 3, 2007, the restructuring accruals are classified on our consolidated balance sheets as a current liability of approximately $835,000 and $140,000, respectively, and a long-term liability of approximately $-0- and $ 835,000, respectively. The final payment of $835,000 is expected to be made in September 2008.

7. Credit Facility

On May 17, 2006, dELiA*s, Inc. and certain of its wholly-owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”). The Restated Credit Facility is a secured revolving credit facility that the Company may draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million. The Restated Credit Facility may also be used for letters of credit up to an aggregate amount of $10 million.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The Restated Credit Facility has a maturity date of May 17, 2009.

Funds are available under the Restated Credit Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Restated Credit Facility based upon eligible inventory and accounts receivable, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Restated Credit Facility, and (iv) the “Availability Block” (which is equal to the greater of 6.5% of the then existing credit limit and $1.5 million). Loans under the Restated Credit Facility bear interest, at the Company’s option, either at the prime rate or the London Interbank Offered Rate plus a variable margin ranging from 1.25% to 1.75% depending on excess availability and cash on hand. A monthly fee of 0.25% per annum is payable based on the unused balance of the Restated Credit Facility.

The Restated Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases, the annual amount of capital expenditures we may make and the number of new stores the Company may open each year. The Company is currently in compliance with all of its covenants under the Restated Credit Facility.

At February 2, 2008, the unused available amount under the Restated Credit Facility was $12.7 million and approximately $6.4 million of letters of credit were outstanding.

As of February 2, 2008 and February 3, 2007, there were no outstanding balances under the Restated Credit Facility. The weighted average interest rate for funds borrowed from Wells Fargo during fiscal 2007 was approximately 7.5%.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year
	2007	2006
	(In thousands)
Accrued sales tax	$839	$2,397
Accrued payroll, bonus, taxes and withholdings	1,621	2,095
Accrued construction in progress	1,802	1,624
Accrued professional services	939	1,097
Credits due to customers	14,275	12,694
Allowance for sales returns	1,204	1,271
Other accrued expenses	9,671	6,371

	$30,351	$27,549

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-Term Liabilities

Deferred Credits

Deferred credits consist of deferred rent and the favorable leasehold valuation established as part of the dELiA*s Corp. acquisition accounting. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash tenant allowances and have reported these amounts as deferred rent which is amortized to rent expense over the term of the lease, also commencing with date of possession. Deferred rent as of February 2, 2008 and February 3, 2007 was $3.6 million and $2.5 million, respectively.

Mortgage Note Payable

In fiscal 1999, dELiA*s Corp. entered into a mortgage loan agreement related to the purchase of a warehouse and fulfillment facility in Hanover, Pennsylvania. On April 19, 2004, dELiA*s Corp. entered into a Mortgage Note Modification Agreement (the “Modification Agreement”) extending the term of the mortgage note for five years with a fifteen-year amortization schedule and an Amendment to Construction Loan Agreement (the “Amended Loan Agreement”). The modified loan bears interest at LIBOR plus 225 basis points. Alloy, Inc. guaranteed the modified loan and was subject to a quarterly financial covenant to maintain a funds flow coverage ratio. On September 3, 2004, the Amended Loan Agreement was amended to modify the quarterly financial covenant.

On December 16, 2005, the parties entered into a Third Amendment to the Construction Loan Agreement, which eliminated Alloy, Inc. as a guarantor of the loan and modified the financial covenant to, among other things, include only the results of dELiA*s, Inc.

During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009 and the mortgage note has been, accordingly, classified as long-term on the accompanying balance sheet.

dELiA*s Inc. was in compliance with the modified covenant for the year ended February 2, 2008. As of February 2, 2008, the current and long-term mortgage note payable balances were $203,000 and $2.2 million, respectively. As of February 3, 2007, the current and long-term mortgage note payable balances were $139,000 and $2.4 million, respectively. The mortgage loan is secured by the warehouse and fulfillment facility and related property. The mortgage note payable has the following scheduled maturities: $0.2 million and $2.2 million in fiscal years 2008 and 2009, respectively. The weighted average interest rate on the mortgage note during fiscal 2007 was approximately 7.5%.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The components of the provision for income taxes consist of the following for fiscal:

	2007	2006	2005
	(In thousands)
Current:
State	$195	$346	$119
Federal	17	186	—

Total current	212	532	119

Net income tax expense	$212	$532	$119

Included in the fiscal year end 2005 current year loss from discontinued operations was a $207,000 current federal income tax provision.

The reconciliation for the fiscal year between the statutory income tax rate of 34% and the effective tax rate is as follows:

	2007	2006	2005
Computed expected tax (benefit) expense	(34)%	34%	(34)%
State taxes, net of federal benefit	9%	12%	13%
Stock-based compensation expense	10%	3%	0%
All other – individually less than 5%	2%	0%	1%
Alternative Minimum Tax	1%	3%	0%
Change in valuation allowance	21%	(43)%	39%

	9%	9%	19%

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	Fiscal Year
	2007	2006
	(In thousands)
Deferred tax assets:
Accruals and reserves	4,034	$4,198
Plant and equipment	4,107	3,102
Other	553	206
Net operating loss carry forwards	15,569	13,122

Gross deferred tax assets	24,263	20,628
Valuation allowance	(21,693)	(17,968)

Total deferred tax assets	2,570	2,660

Deferred tax liabilities:
Identifiable intangible assets	(2,090)	(798)
Other	(480)	(1,862)

Total deferred tax liabilities	(2,570)	(2,660)

Net deferred tax assets	$—	$—

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the completion of the Spinoff, we were included in Alloy, Inc.’s consolidated federal and certain state income tax groups for income tax purposes. For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $33 million at February 2, 2008, expiring through January 31, 2028. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes and may experience such future changes. In addition, the annual limitations may result in the expiration of net operating losses before utilization.

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

For fiscal 2007 and fiscal 2006, the valuation allowance increased $3.7 million and decreased $ 2.8 million, respectively. As we have experienced taxable losses in the recent past, management maintains its position that it is not yet more-likely-than-not that the net deferred tax assets will be realized prior to expiration.

We have entered into a tax separation agreement with Alloy, Inc. in order to allocate the responsibilities for certain tax matters, among other matters (see note 11 to our financial statements).

Accounting for Uncertainty in Income Taxes

The Company adopted FAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective February 4, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For this benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the Company recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in retained earnings of $116,000 resulting from a cumulative effect adjustment, including $15,000 of interest and penalties. The entire amount of $116,000, if recognized, would favorably affect the effective tax rate. At February 2, 2008, the Company had a liability for unrecognized tax benefits of $192,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $192,000 is an accrual of $28,000 for the payment of related interest and penalties. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The cumulative effect adjustment would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a material impact on its consolidated financial statements.

The Company recognizes interest related to urecognized tax benefits in interest expense and any related penalties in income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. In addition, the Company recorded an additional $8,000 and $5,000 in interest and penalties, respectively, for the fiscal year ended February 2, 2008.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized Tax Benefit – February 4, 2007	$101
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	—
Gross increases – tax positions in current period	63
Settlements during the period	—
Lapses of applicable statute of limitations	—

Unrecognized Tax Benefit – February 2, 2008	$164

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2003 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is currently under a New York state income tax examination for the 2000 through 2002 tax years.

11. Other Related Party Transactions

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

The following table summarizes the related party transactions:

	Fiscal
	2007	2006	2005
	(In thousands)
Revenue	$927	$1,018	$1,287

Expenses:
Finance			427
Information Technology	788	1,114	938
Legal			14
Insurance			854
Human Resources			11

Total Expenses	$788	$1,114	$2,244

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Transfers to Alloy, Inc.

Prior to the Spinoff, Alloy, Inc. provided financing to us through cash flows from its other operations and external capital raised. This financing has been reflected as a component of net transfers from Alloy, Inc. in our consolidated statement of changes in divisional equity. Cash transfers have been reflected on our consolidated statements of cash flows. Under the terms of the distribution agreement with Alloy, Inc. the net amount due from us to Alloy, Inc. at the closing date of the Spinoff has been classified as equity. Subsequent to the closing of the Spinoff, amounts due to Alloy, Inc. arising from transactions subsequent to that date have been and will continue to be settled in cash.

In the first quarter of fiscal 2006, we recorded an adjustment to the reclassification of divisional equity to common stock and additional paid in capital. The adjustment of $686,000 related to a prepaid insurance policy paid by Alloy, Inc. that related to the dELiA*s, Inc. business.

Included in the consolidated statements of cash flows are certain noncash transfers to Alloy, Inc. These relate to the contribution of the acquired businesses of Girlfriends LA, Old Glory and dELiA*s Corp., purchase accounting adjustments and asset transfers.

Agreements with Alloy, Inc.

Prior to the Spinoff, we and Alloy, Inc. entered into certain agreements that define our ongoing relationships after the Spinoff and to allocate tax, employee benefits and certain other liabilities and obligations arising from periods prior to the closing date. These agreements are summarized below.

Distribution agreement. We entered into a distribution agreement with Alloy, Inc. providing for, among other things, the corporate transactions required to effect the Spinoff, the terms of and conditions to the Spinoff and other arrangements relating to the Spinoff. The distribution agreement also provides for certain mutual obligations in connection with the Spinoff, including indemnification obligations.

Tax Separation Agreement. We entered into a tax separation agreement with Alloy, Inc. in order to allocate the responsibilities for the payment of taxes for the pre-Spinoff periods arising out of certain tax matters. In addition, pursuant to the agreement, we had agreed that we will not liquidate, dispose of a certain level of our assets within two years of the Spinoff, or take any other action which would cause the Spinoff to fail to qualify as a tax-free transaction, subject to certain specified exceptions. This period has expired during fiscal 2007. In addition, we also agreed, in certain circumstances, to indemnify Alloy, Inc. against any tax liability that is incurred as a result of the failure of the Spinoff to qualify as a tax-free transaction. The agreement allocates responsibilities for certain miscellaneous matters such as the filing of tax returns, maintenance of records, and procedures for handling certain audits and examinations.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information Technology and Intellectual Property Agreement. We had entered into the following agreements with Alloy, Inc.:

Managed Services Agreement—Pursuant to a managed services agreement, Alloy, Inc. provided us with website hosting, data communication management, security and other managed services in support of our e-commerce webpages and applications. The Managed Services Agreement was terminated effective as of May 31, 2007.

Application Software License Agreement—Alloy, Inc. licensed to us the right to use its proprietary e-commerce software.

Professional Services Agreement—Alloy, Inc. provided us with software license support services. The Professional Services Agreement was terminated effective as of February 1, 2008.

Database Data Transfer Agreement—Alloy and we jointly own all data (excluding credit card data) collected through any dELiA*s, Alloy or CCS data source prior to the Spinoff, subject to certain restrictions.

Media Services Agreement—We have entered into a media service agreement with Alloy, Inc. pursuant to which Alloy, Inc. has been appointed as our exclusive sales agent for the purpose of providing the following media and marketing-related services to us: internet advertising, catalog advertisements and insertions, sampling, and database collection and marketing.

OCM Call Center Agreement. Prior to the distribution, we and Alloy, Inc. entered into an agreement pursuant to which we will continue to provide certain call center services to On Campus Marketing, LLC, Collegiate Carpets, LLC, and Carepackages, LLC, which are indirect subsidiaries of Alloy, Inc. The term of the agreement is one year with automatic renewal for successive one year terms. As compensation for the call center services, OCM is responsible for 105% of their proportionate share of all variable costs and a management fee of $7,000 per month.

12. Commitments and Contingencies

Leases

We lease dELiA*s retail stores, a call center, office space, storage space and certain computer equipment under noncancelable operating leases with various expiration dates through 2019. As of February 2, 2008, future net minimum lease payments are as follows:

Fiscal Year:	Operating Leases
(in thousands)
2008	$14,281
2009	14,887
2010	13,935
2011	13,151
2012	12,466
Thereafter	45,738

Total minimum lease payments	$114,458

Most of the dELiA*s retail store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis commencing with the date of possession, including any lease renewals deemed to be probable. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments.

Total rental expense during fiscal 2007, 2006 and 2005, including common-area maintenance, was $16.2 million, $14.1 million, and $10.8 million, respectively. There were no contingent excess rent payments made during these periods.

With regard to costs required to complete new stores where build out had already begun as of February 2, 2008, such amount is expected to be approximately $1.7 million.

Sales Tax

At present, with respect to the Alloy and CCS catalogs, sales or other similar taxes are collected in respect of direct shipments of goods to consumers located in states where these operations have a physical presence or personal property. With respect to the dELiA*s catalogs, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or other personal property. However, various other states or foreign countries may seek to impose sales tax obligations on such shipments in the future. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the internet. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on our results of operations

License Agreement

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

Employment Agreements

On December 6, 2005, we entered into an employment agreement with Robert Bernard, our Chief Executive Officer, effective as of the date of the Spinoff. If Mr. Bernard is terminated without “cause” (as defined in the

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offer letter) prior to the second anniversary of the Spinoff, he will be entitled to receive severance equal to the total amount of salary payable to him through the second anniversary of the Spinoff, plus all unvested options previously granted to him immediately will vest. Mr. Bernard’s annual salary is set at $600,000. Such employment agreement had an initial term of two years ending December 19, 2007. On November 20, 2007, we entered into an amendment to such employment agreement with Mr. Bernard whereby the term of the employment agreement was extended for a one year period on the same terms and conditions, including the time period for severance as discussed above.

On December 6, 2005, we entered into an employment agreement with Walter Killough, our Chief Operating Officer, effective as of the date of the Spinoff. If Mr. Killough is terminated without “cause” (as defined in the offer letter) prior to the second anniversary of the Spinoff, he will be entitled to receive severance equal to his base salary for a period of twelve months following the termination, plus all unvested options previously granted to him immediately will vest. Mr. Killough’s annual salary is set at $375,000. Such employment agreement had an initial term of two years ending December 19, 2007. On November 20, 2007, we entered into an amendment to such employment agreement with Mr. Killough whereby the term of the employment agreement was extended for a one year period on the same terms and conditions, including the time period for severance as discussed above.

On January 28, 2008, we entered into an employment agreement with Michele Donnan Martin, our President, dELiA*s Brand, effective as of January 28, 2008. If Ms. Martin is terminated without “cause” (as defined in the employment agreement), she will be entitled to receive severance equal to her base salary for a period of twelve months following the termination. In addition, the tranche of unvested options scheduled to vest on the next succeeding anniversary date after date of termination, will immediately vest (all other options which have not yet vested as of the termination date shall be cancelled), and the restrictions on the tranche of shares of restricted stock which are scheduled to lapse on the next succeeding anniversary after the date of termination shall lapse immediately (all other shares of restricted stock where restrictions have not yet lapsed as of the termination date shall be cancelled). Ms. Martin’s annual salary is $500,000. Such employment agreement has an initial term of four years ending January 28, 2012.

In addition, there are four other executives of the Company with severance agreed to in employment agreements and offer letters depending on various circumstances that, in total, aggregate approximately $0.5 million.

Benefit Plan

Full and part-time employees who are at least 21 years of age are eligible to participate in the dELiA*s Inc. 401(k) Profit Sharing Plan (the “Plan”). Under the Plan, employees can defer 1% to 75% of compensation as defined. The Company began in fiscal 2006 to match contributions in cash of $0.50 per employee contribution dollar on the first 5% of the employee contribution. The employees’ contribution is 100% vested, while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $354,000, $229,000, and $0 for fiscals 2007, 2006 and 2005, respectively.

Litigation

The Company is involved from time to time in litigation incidental to the business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

On or about February 1, 2002, a complaint was filed in the Circuit Court of Cook County, Illinois naming dELiA*s Corp. as a defendant. The complaint was filed on behalf of the State of Illinois under the Illinois Whistleblower Reward and Protection Act and sought damages arising out of dELiA*s Corp.’s alleged failure to

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collect and remit sales tax on items sold by dELiA*s through its catalogs and website to Illinois residents. On April 8, 2004, the complaint was served on dELiA*s Corp. On June 15, 2004, dELiA*s Corp. filed a motion to dismiss the action; the Circuit Court denied this motion on January 13, 2005, and a series of appeals ensued.

While the Company continued to believe it had a valid defense to the Whistleblower Act claims, there could be no assurance that its defense to this action would be successful or whether and to what extent it might have incurred liabilities as a result of this action. Litigation is inherently unpredictable, and the Company could have been liable for treble damages, between $5,000 to $10,000 per violation and attorneys fees and costs which could have amounted to in excess of $3.5 million. Accordingly, the Company entered into settlement discussions with the State of Illinois in order to extinguish any potential liability under the Whistleblower Act and for any tax on internet or catalog sales to Illinois residents. Those discussions produced a settlement proposal by the State of Illinois. On June 25, 2007, the State of Illinois filed a Motion To Approve Proposed Settlement based on its proposed terms. On July 27, 2007, the whistleblower filed a Memorandum in Response to State’s Motion to Approve Settlement opposing the proposed settlement. The Company and the State of Illinois entered into a Settlement Agreement on September 18, 2007 and the Court entered its order approving the Settlement Agreement on September 27, 2007. The Settlement Agreement became final and non-appealable on December 20, 2007 (see Note 14).

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

The Company’s executive management assesses the performance of each operating segment based on operating income/loss, which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs primarily consist of catalog development, production and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, accounting, data processing, legal and human resources).

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs. Corporate and other assets include corporate headquarters, warehouse and fulfillment and contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures incurred are recorded directly to each operating segment. Corporate assets and other depreciation and amortization and capital expenditures are allocated to each reportable segment. The accounting policies of the segments are the same as those described in note 2. Reportable data for our reportable segments were as follows (reflects continuing operations only):

	Direct Marketing Segment	Retail Store Segment	Total
	(In thousands)
Total Assets
February 2, 2008	$97,720	$62,811	$160,531
February 3, 2007	99,734	53,771	153,505
January 28, 2006	83,145	28,265	111,410

Capital Expenditures
February 2, 2008	$2,509	$17,342	$19,851
February 3, 2007	3,671	16,840	20,511
January 28, 2006	737	10,917	11,654

Depreciation and Amortization
February 2, 2008	$1,717	$5,869	$7,586
February 3, 2007	1,812	4,095	5,907
January 28, 2006	2,197	2,796	4,993

Goodwill
February 2, 2008	$40,204	$—	$40,204
February 3, 2007	40,204	—	40,204
January 28, 2006	40,204	—	40,204

	Fiscal
	2007	2006	2005
	(In thousands)
Net revenues:
Direct marketing	$176,187	$173,524	$158,030
Retail store	98,069	84,094	68,700

Total net revenues	274,256	257,618	226,730

Operating (loss) income:
Direct marketing	14,164	15,236	7,186
Retail store	(16,281)	(9,155)	(7,014)

(Loss) income from continuing operations before interest (expense) income and income taxes	(2,117)	6,081	172
Interest (expense) income, net	(6)	205	(799)

(Loss) income from continuing operations before income taxes	$(2,123)	$6,286	$(627)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	Fiscal 2007				Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net revenues	$57,807	$52,438	$71,234	$92,777	$51,870	$48,851	$67,533	$89,364
Gross profit	20,860	18,117	27,535	36,378	19,853	17,778	28,283	36,534
Total operating expenses	24,314	23,428	27,263	30,002	21,201	21,260	24,686	29,220
(Loss) income from continuing operations before interest (expense) income and income taxes	(3,454)	(5,311)	272	6,376	(1,348)	(3,482)	3,597	7,314
Net (loss) income	$(3,265)	$(5,088)	$12	$6,006	$(1,220)	$(3,129)	$3,269	$6,834

Basic net (loss) income attributable to common stockholders per share	$(0.11)	$(0.16)	$—	$0.19	$(0.05)	$(0.12)	$0.12	$0.23

Fully diluted net (loss) income attributable to common stockholders per share	$(0.11)	$(0.16)	$—	$0.19	$(0.05)	$(0.12)	$0.11	$0.21

(1)	In the fourth quarter of 2007, the Company had a net reversal of an accrual of $0.5 million related to the settlement of various legal matters.

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(In thousands)
Reserve for sales returns and allowances:
February 2, 2008	$1,271	$19,570	$19,637	$1,204
February 3, 2007	1,366	19,267	19,362	$1,271
January 28, 2006	1,010	17,892	17,536	$1,366

Reserve for inventory:
February 2, 2008	$4,744	$2,179	$2,909	$4,014
February 3, 2007	4,940	3,107	3,303	$4,744
January 28, 2006	6,032	434	1,526	$4,940

Valuation allowance for deferred tax assets:
February 2, 2008	$17,968	$3,725	$—	$21,693
February 3, 2007	20,740	—	2,772	$17,968
January 28, 2006	21,367	—	627	$20,740

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date: April 10, 2008	By:	/s/ ROBERT E. BERNARD
Robert E. Bernard Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW L. FESHBACH Matthew L. Feshbach	Chairman and Director	April 10, 2008

/s/ ROBERT E. BERNARD Robert E. Bernard	Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2008

/s/ WALTER KILLOUGH Walter Killough	Chief Operating Officer and Director	April 10, 2008

/s/ CARTER S. EVANS Carter S. Evans	Director	April 10, 2008

/s/ PAUL J. RAFFIN Paul J. Raffin	Director	April 10, 2008

/s/ GENE WASHINGTON Gene Washington	Director	April 10, 2008

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 10, 2008

/s/ STEPHEN A. FELDMAN Stephen A. Feldman	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2008

INDEX TO EXHIBITS

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.23 hereto) (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.1	dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc Proxy Statement on Schedule 14A filed on June 1, 2007.

10.1.1	dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference from dELiA*S, Inc. Proxy Statement on Form DEF-14A filed on June 1, 2007).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.4	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.4.1	First Amendment dated November 20, 2007 to Employment Agreement of Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 27, 2007).

10.5	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.5.1	First Amendment dated November 20, 2007 to Employment Agreement of Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 27, 2007).

10.6	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7	Registration Rights Agreement dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

1

10.8.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.9	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.10	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.11	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.12	Call Center Services Agreement, dated as of December 19, 2005, between AMG Direct, LLC and On Campus Marketing, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.13	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.14	Professional Services Agreement, dated as of December 19, 2005, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.15	Form of Media Services Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.16	401(k) Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.16.1	401(k) Agreement (supporting and replacing Exhibit 10.17) (incorporated by reference from dELiA*s, Inc. Annual Report on Form 10-K filed on April 28, 2006).

10.17	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.18	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.19	Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.19.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.19.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corp. and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

2

10.19.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corp. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.19.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.19.5	Third Amendment to Construction Loan Agreement, dated as of December 16, 2005, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company, with the joinder of dELiA*s Corp. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.19.6	Continuing Guaranty, dated as of December 16, 2005, by and among dELiA*s, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference from dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.20	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.21	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.22	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.23	Offer Letter, dated as of November 21, 2005, by and between dELiA*s, Inc. and John Holowko (incorporated by reference from the dELiA*s, Inc. Amendment No. 5 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.24	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy, Inc. Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.25	Media Services Agreement, dated as of February 15, 2006, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s Form 8-K filed on February 21, 2006).

10.26	Second Amended and Restated Loan and Security Agreement dated as of May 17, 2006, among dELiA*s and several other borrowers, and Wells Fargo Retail Finance II, LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 23, 2006).

10.27	Lease Agreement, dated as of August 14, 2006, between Matana LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s Form 8-K filed on August 18, 2006).

10.28	Offer Letter, dated as of February 6, 2007, by and between dELiA*s, Inc. and Stephen A. Feldman (incorporated by reference from the dELiA*s, Inc. Annual Report on Form 10-K filed on April 19, 2007).

10.29	Non-Compete Agreement, dated as of February 6, 2007 by and between dELiA*s Inc. and Stephen A. Feldman (incorporated by reference from the dELiA*s, Inc. Annual Report on Form 10-K filed on April 19, 2007).

3

10.30	Third Mortgage Note Modification Agreement and Declaration of No Set Off dated March 18, 2008 between Manufacturers and Traders Trust Company and dELiA*s Distribution Company (incorporated by reference from dELiA*s, Inc. current report on Form 8-K filed on March 20, 2008).

10.31	Offer Letter dated as of July 10, 2007 by and between dELiA*s, Inc. and Marc G. Schuback (incorporated by reference from the dELiA*s, Inc. Quarterly Report on Form 10Q filed on Deecember 10, 2007).

10.32	Employment Agreement dated as of January 28, 2008 by and between dELiA*s, Inc. and Michele Donnan Martin (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on January 28, 2008).

18.1	Letter from BDO Seidman, LLP regarding change in accounting principle (incorporated by reference from the dELiA*s Inc. Annual Report on Form 10-K filed on April 28, 2006).

21*	Subsidiaries of dELiA*s, Inc. as of February 2, 2008.

23.1*	Consent of BDO Seidman, LLP

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

*	Filed herewith.

4