Form 10-K/A
period 2008-02-02
dELiAs, Inc.
filed 2008-05-29
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended February 2, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission File Number: 000-51648

dELiA*s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West 23rd Street, New York, N.Y.	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(212) 590-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The market value of Common Stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Global Market as of August 4, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $154,797,400.

As of May 22, 2008, the registrant had 31,026,473 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

Pursuant to General Instruction G.3 to Form 10-K, this Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the original Annual Report on Form 10-K for the fiscal year ended February 2, 2008 of dELiA*s, Inc. (“dELiA*s” or the “Company”), originally filed with the Securities and Exchange Commission (“SEC”) on April 10, 2008 (the “Original Filing”). We are filing this Amendment solely to include the information required by Part III Items 10, 11, 12, 13 and 14. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment. Except as set forth in Part III below, no other changes have been made to the Original Filing. Unless expressly stated, the Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing which speak as of the date of the Original Filing.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Restated Certificate of Incorporation and By-Laws provide that our business is to be managed by or under the direction of our Board of Directors. Each member of our Board of Directors is elected at each annual meeting of stockholders to serve for a one-year term. The names of our current directors and certain information about them, including their positions on standing committees of the Board of Directors, are set forth below:

Name	Age	Position
Matthew L. Feshbach	54	Chairman and Director
Robert E. Bernard	57	Chief Executive Officer and Director
Walter Killough	53	Chief Operating Officer and Director
Carter S. Evans (1)	58	Director
Paul J. Raffin (2)	54	Director
Scott M. Rosen (3)	50	Director
Gene Washington (4)	61	Director

(1)	Member of the Compensation Committee, Corporate Governance and Nominating Committee and Chairman of the Audit Committee.

(2)	Member of the Corporate Governance and Nominating Committee.

(3)	Member of the Audit Committee, Compensation Committee and Chairman of the Corporate Governance and Nominating Committee.

(4)	Member of the Audit Committee and Chairman of the Compensation Committee.

The following is a brief summary of the background of each of our current directors:

Matthew L. Feshbach has been a director since the completion of our spinoff from Alloy, Inc., which was completed in December 2005 (“the Spinoff”), and was appointed our Chairman of the Board in August 2005. From 2001 to the present, Mr. Feshbach has served as the Managing Member of MLF Investments, LLC, an investment management company Mr. Feshbach founded in 2001. From 1999 to 2001, Mr. Feshbach was a private investor. From September 2004 until December 2006, Mr. Feshbach was a director of Alloy, Inc.

Robert E. Bernard has served as our Chief Executive Officer and a director since the completion of the Spinoff. Mr. Bernard joined Alloy, Inc., a media and marketing services company and our former parent company, in October 2003 and served as its Chief Executive Officer of Retail and Direct Consumer Division until the Spinoff. From 1996 through 2002, Mr. Bernard served as the President and Chief Executive Officer of the Limited Stores Division of Limited Brands, Inc., a mall-based specialty store retailer, and from 1994 through 1996 he served as the President and Chief Operating Officer of J.Crew Inc., a multi-channel specialty retailer.

Walter Killough has served as our Chief Operating Officer and a director since the completion of the Spinoff. Mr. Killough joined Alloy, Inc. in March 2003 as a consultant, and served as the Chief Operating Officer of its Retail and Direct Consumer Division from October 2003. Prior to joining Alloy, Inc., Mr. Killough was at J.Crew Inc. for 14 years. He was appointed its Chief Operating Officer in 2001, and prior to that served as an executive vice president. As its Chief Operating Officer he was responsible for all sourcing, catalog circulation and production, warehouse and distribution, retail and direct planning and logistics.

Carter S. Evans was elected to the Board in February 2006 and is currently a Managing Director with Alvarez & Marsal, LLC, a New York-based provider of specialized debtor management and advisory services, a position he has held since January 1995. Prior to joining Alvarez & Marsal, Mr. Evans had over 20 years experience in workouts and turnarounds serving in various capacities at Chemical Bank and later Lehman Brothers. He presently serves as a member of the Board of Directors of Timex Group B.V., and has previously served on the boards of Pratt-Read Corp. and the successor to US Financial. During his career, Mr. Evans has served as President of the Arrow Shirt Company and Arrow International (both part of Cluett American Group). He was also actively involved in the restructurings of Chrysler, International Harvester, Federated Department Stores, Allied Stores and General Homes.

Paul J. Raffin was elected to the Board in November 2007. Currently, Mr. Raffin is the Global Group Chief Executive Officer of Frette Inc., a leading provider of luxury linens, a position he has held since January 2008. From February 2007 to January 2008, Mr. Raffin served as Chief Executive Officer of Frette North America. From December 1997 to January 2007 he served in various positions at Limited Brands, Inc., most recently as President of the Express, Inc. division. Prior thereto, he was President, Mail Order of J. Crew; President of Gant, a division of Crystal Brands; and President of the Colours and Coloursport Division of Colours by Alexander Julian.

Scott M. Rosen has been a director since the completion of the Spinoff. Mr. Rosen has served as Chief Operating Officer of Equinox Holdings, Inc., a New York-based operator of upscale fitness clubs, since January 2005. Before that, Mr. Rosen was Executive Vice President and Chief Financial Officer of Equinox Holdings, Inc., which he joined in September 2003. Prior to joining Equinox, Mr. Rosen was most recently the Executive Vice President/Chief Financial Officer of J. Crew Inc. where he worked from 1994 to September 2003. Prior to joining J. Crew, Mr. Rosen was Vice President and Divisional Controller for the Women’s Sportswear Group division of Liz Claiborne, Inc. Mr. Rosen is a non-practicing certified public accountant.

Gene Washington was elected to the Board in September 2006. Mr. Washington is currently Director of Football Operations with the National Football League in New York. He previously served as a professional sportscaster and as Assistant Athletic Director for Stanford University prior to assuming his present position with the NFL in 1994. Mr. Washington has served as a director of Goodrich Petroleum Corporation, a NYSE-listed oil and gas company, since 2003, and also served as a director of the former New York Bancorp, Inc.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors. All of these executive officers other than Ms. Martin are at-will employees.

Name	Age	Position
Michele Donnan Martin	44	President, dELiA*s Brand
Stephen A. Feldman	60	Chief Financial Officer and Treasurer
Marc G. Schuback	47	Vice President, General Counsel and Secretary

Michele Donnan Martin has served as President, dELiA*s Brand since January 2008. Prior to that, Ms. Martin served as Chief Design Officer Women’s for Martin + OSA, a retail brand that is part of American Eagle Outfitters, Inc., from January 2005 to June 2007. From 2003 to 2004, she was Vice President and General Manager of C+M Martin, Inc., an apparel design firm which was a joint venture with Brandix Apparel of Sri Lanka. From 2001 to 2002, Ms. Martin served as Senior Vice President and General Manager of Hold Everything, a retail division of Williams-Sonoma, Inc. which offered storage solutions for the home. From 1992 to 1999, Ms. Martin served as Vice President and General Merchandise Manager, Women’s and Girls’ of Abercrombie & Fitch Co., a mall-based specialty apparel retailer.

Stephen A. Feldman has served as our Chief Financial Officer since February 2007 and our Treasurer since August 2007. Prior to that, Mr. Feldman served as Senior Vice President, Chief Financial Officer and Secretary of Urban Brands, Inc., an operator of women’s specialty apparel stores, from 2004 to 2006. From 2003 to 2004, Mr. Feldman served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Forman Mills, Inc., an off-price, “big-box” family apparel retailer. From 1998 to 2003, Mr. Feldman served as Chief Financial Officer of Urban Outfitters, Inc., an operator of specialty retail stores, direct-to-consumer and wholesale operations.

Marc G. Schuback has served as our Vice President, General Counsel and Secretary since August 2007. Prior to that, Mr. Schuback served as Vice President, Assistant General Counsel and Assistant Corporate Secretary of Footstar, Inc., a nationwide footwear retailer, from July 1996 to August 2007.

Committees Of The Board Of Directors And Meetings

Meeting Attendance. During the fiscal year ended February 2, 2008, there were five meetings of our Board of Directors. The Board of Directors also acted by unanimous written consent, pursuant to Delaware law, on two occasions during this period. Each director was in attendance, either in person or via telephone, at 75% or more of the total number of meetings of the Board and of committees of the Board on which he served during the fiscal year ended February 2, 2008. The Board has adopted a policy under which each member of the Board is strongly encouraged to attend each annual meeting of our stockholders; all of the then current members of our Board of Directors attended our 2007 annual meeting of stockholders.

Audit Committee. Our Audit Committee met eleven times and did not act by unanimous written consent during the fiscal year ended February 2, 2008. This committee currently has three members, Carter S. Evans (Chairman), Scott M. Rosen and Gene Washington. Our Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The Audit Committee operates pursuant to a written charter, which was adopted December 5, 2005. The Audit Committee charter was attached as Appendix A to our proxy statement for our 2006 annual meeting of stockholders.

All of the current members of the Audit Committee are non-employee directors who: (1) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 4200 of the NASDAQ Marketplace Rules; (2) have not participated in the preparation of the financial statements of dELiA*s or any of its current subsidiaries at any time during the past three years; and (3) are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Compensation Committee. Our Compensation Committee met three times and did not act by unanimous written consent during the fiscal year ended February 2, 2008. This committee currently has three members, Gene Washington (Chairman), Carter S. Evans and Scott M. Rosen. Our Compensation Committee is authorized to annually review and make recommendations to the Board of Directors with respect to the compensation of directors, executive officers and other key employees and approve and administer our cash incentive, employee benefit and stock option plans, including the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Please see also the Compensation Discussion and Analysis set forth elsewhere in this Form 10-K/A. The Compensation Committee may designate one or more subcommittees, consisting of one or more members of the Compensation Committee, to exercise the powers and authority of the Compensation Committee. All members of our Compensation Committee are “independent directors” as that term is defined under Rule 4200 of the NASDAQ Marketplace Rules and are “independent” as that term is defined in the applicable rules and regulations promulgated by the SEC, and are neither officers nor employees of the Company or any of its subsidiaries. The Board of Directors adopted a Compensation Committee charter on December 5, 2005. The Compensation Committee charter was attached as Appendix B to our proxy statement for our 2006 annual meeting of stockholders.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee held two meetings during the fiscal year ended February 2, 2008. Our Corporate Governance and Nominating Committee was formed on December 5, 2005 and is currently comprised of Scott M. Rosen (Chairman), Carter S. Evans and Paul J. Raffin, all of whom have been found by the Board of Directors to be an “independent director” as that term is defined under Rule 4200 of the NASDAQ Marketplace Rules and “independent” pursuant to the applicable rules and regulations promulgated by the SEC. The Corporate Governance and Nominating Committee operates pursuant to a written charter adopted on December 5, 2005. The Corporate Governance and Nominating Committee charter is publicly available on our website at www.deliasinc.com in the corporate governance section of our investor relations pages.

The Corporate Governance and Nominating Committee is responsible for, among other things, (1) reviewing the appropriate size, function and needs of the Board of Directors, (2) developing the Board’s policy regarding tenure and retirement of directors, (3) establishing criteria for evaluating and selecting new members of the Board, subject to Board approval thereof, (4) identifying and recommending to the Board for approval individuals qualified to become members of the Board of Directors, consistent with criteria established by the Committee and the Board, (5) overseeing the evaluation of management and the Board, and (6) monitoring and making recommendations to the Board on matters relating to corporate governance.

Audit Committee Financial Expert

Our Board of Directors has determined that our Audit Committee has at least one member who qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The Board has determined that Scott M. Rosen, based upon his experience, training and education, qualifies as an audit committee financial expert by virtue of the fact that he has (a) an understanding of generally accepted accounting principles (“GAAP”) and financial statements; (b) the ability to assess the general application of GAAP in connection with accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements as well as experience actively supervising one or more persons engaged in such activities; (d) an understanding of internal control over financial reporting; and (e) an understanding of audit committee functions. The Board further determined that Mr. Rosen is independent of management pursuant to applicable SEC rules and NASDAQ listing standards regarding the independence of board and audit committee members.

Codes of Business Conduct and Ethics

We have adopted a Code of Business Conduct, applicable to all employees, as well as a Code of Ethics for Principal Executive Officers and Senior Financial Officers within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. The Code of Ethics and the Code of Business Conduct each are publicly available on our website at www.deliasinc.com in the corporate governance section of our investor relations pages. If we make substantive amendments to the Code of Ethics or the provisions of the Code of Business Conduct that are applicable to our principal executive, financial or accounting officers, or grant any waiver, including any implicit waiver, of any provision of the codes as applicable to our principal executive, financial or accounting officers, we will disclose the date and nature of such amendment or waiver on our website or in a report on Form 8-K in a timely manner.

Communicating with Our Directors

We have adopted a policy regarding stockholder communications with directors. Pursuant to that policy, stockholders who wish to communicate with the Board of Directors as a whole, with any committee of the Board of Directors, with the non-management members of the Board of Directors as a group or with specified non-management directors should do so by sending any communication to dELiA*s, Inc. Board of Directors, c/o Corporate Secretary, 50 West 23rd Street, New York, NY 10010, or by sending an email to legal@deliasinc.com.

Any such communication should state the name and address of, and the number of shares beneficially owned by, the stockholder making the communication. Such communication will be forwarded to the full Board of Directors, a Board committee, the non-management directors or to any individual non-management director or directors, in each case to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal or similarly inappropriate, or is not related to the duties and responsibilities of the Board of Directors, in which case the communication may be discarded or appropriate legal action may be taken regarding the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than 10% of our Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended February 2, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that each of Messrs. Feshbach, Evans, Raffin, Rosen and Washington did not timely file one Statement of Changes in Beneficial Ownership on Form 4 with respect to the grant of 18,450 shares of restricted stock to each such director on January 2, 2008.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

The Company’s compensation policy for executive officers is designed to achieve the following objectives:

•	to reward executives consistent with the Company’s annual and long-term performance goals;

•	to recognize individual initiative, leadership and achievement; and

•	to provide competitive compensation that will attract and retain qualified executives, all with a view to enhancing the profitability of the Company and increasing stockholder value.

To achieve these objectives, the Company’s overall compensation program aims to pay its executive officers competitively, consistent with the Company’s growth and their contribution to that growth. Accordingly, the Company relies on programs that provide compensation in the form of both cash and equity. Although the Compensation Committee has not adopted any formal guidelines for allocating total compensation between cash and equity or long-term and current compensation, the Compensation Committee takes into account the overall compensation packages provided by comparable companies, while also considering the balance between providing short-term incentives and long-term parallel investment with stockholders to align the interests of management with stockholders.

Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to the Company’s executive officers. The Compensation Committee considers the requirements of Section 162(m) of the Internal Revenue Code and its related regulations in determining compensation awards. It is the Compensation Committee’s present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation will be deductible for federal income tax purposes.

Executive Officer Compensation Program

The Compensation Committee has the primary authority to determine and recommend to the Board of Directors the compensation awards available to the Company’s executive officers. The Compensation Committee performs annual reviews of executive compensation to confirm the competitiveness of the overall executive compensation packages as compared with companies which are similarly situated to the Company in terms of industry, size and stage of development and which compete with the Company for prospective employees. To aid the Compensation Committee in making its determination, the Chief Executive Officer provides recommendations to the Compensation Committee regarding the compensation of all executive officers, excluding himself.

The compensation program for executive officers currently consists of three elements: (1) base salary, which is set on an annual basis; (2) annual incentive compensation, in the form of cash bonuses, which is based primarily on achievement of predetermined financial and operational objectives as set forth in the Company’s management incentive plan; and (3) long-term incentive compensation, in the form of stock options and/or restricted stock granted when the executive officer joins the Company and stock options and/or restricted stock granted periodically thereafter with the objective of aligning the executive officers’ long-term interests with those of the stockholders and encouraging the achievement of superior results over an extended period. The Compensation Committee reviews at least annually the elements of compensation for its executive officers. The amount of each compensation element selected for the executive officers is developed on an individual, case-by-case basis utilizing a number of factors, including publicly available data for comparable companies and the Company’s performance and objectives, as well as the compensation committee’s determination with respect to each executive’s individual contributions to the Company’s performance and objectives.

Elements of Compensation

Base Salary. Base salaries for executive officers are targeted at competitive market levels for their respective positions, levels of responsibility and experience utilizing relevant market data. In addition to external market data, the Compensation Committee also reviews dELiA*s’ financial performance and individual performance when considering the adjustment of base salaries annually.

Bonus Compensation. Bonus compensation is primarily based on the Company’s achievement of predetermined financial, operational and strategic performance objectives. Giving greatest weight to the attainment of financial targets, the Compensation Committee may also award bonuses based on various operational and strategic objectives, such as management efficiency, and the ability to motivate others and build a strong management team, develop and maintain the skills necessary to work in a high-growth company, recognize and pursue new business opportunities and initiate and implement programs to enhance the Company’s growth and successes. The Compensation Committee considers the award of bonuses on an annual basis. The Compensation Committee believes that the payment of annual bonuses in cash provides incentives that are important to retain executive officers and reward them for short-term Company performance.

On May 22, 2007, the Compensation Committee approved the Company’s 2007 Management Incentive Plan (the “2007 MIP”), which established a bonus pool for the payment of cash bonus awards, based upon the Company’s achievement of specified EBIT levels, as defined in the 2007 MIP, for the fiscal year ended February 2, 2008, to specified employees of the Company, including Robert E. Bernard, Walter Killough, David Desjardins, the Company’s former Chief Stores Officer, and Stephen A. Feldman. Set forth below are the percentages of base salary each of these executive officers was entitled to receive under the 2007 MIP in the event that the Company achieved the indicated EBIT levels, as defined in the 2007 MIP, for the fiscal year ended February 2, 2008:

Name	Threshold EBIT	Target EBIT	Stretch EBIT
Robert E. Bernard	45%	90%	120%
Walter Killough	30%	60%	80%
Stephen A. Feldman	15%	30%	40%
David Desjardins	15%	30%	40%

The threshold, target and stretch EBIT levels had been set at specified amounts in excess of a base EBIT level for fiscal 2007 approved by the Board of Directors. To the extent that the Company’s EBIT for fiscal 2007 exceeded any of the specified levels, the bonus awards payable to each of these executive officers would have been subject to proportionate increase. The Company did not achieve the required EBIT level for fiscal 2007, therefore no bonuses were paid pursuant to the 2007 MIP.

Long–Term Incentive Compensation. The Compensation Committee administers the 2005 Plan, which provides for the grant of both restricted stock and options, on a tax–deferred basis. The 2005 Plan provides that (1) the exercise price of options granted under the 2005 Plan must equal at least 100% of the fair market value of the Common Stock at the time of grant, and (2) the exercise price of awards granted under the 2005 Plan may not be lowered without the approval of the Company’s stockholders.

Long-term incentive compensation, in the form of stock options and restricted stock grants, allows the executive officers to share in the appreciation in the value of the Company’s Common Stock. The Board of Directors believes that the issuance of stock options and restricted stock aligns executive officers’ interests with those of the stockholders, and provides incentives to those executive officers to maximize stockholder value. In addition, the Board of Directors believes that equity ownership by executive officers helps to balance the short-term focus of annual incentive compensation with a longer term view and may help to retain key executive officers.

When establishing grant levels, the Compensation Committee considers general corporate performance, the level of seniority, experience and responsibilities, existing levels of stock ownership, previous grants, vesting schedules of outstanding options and restricted stock, and the current stock price.

It is the standard policy of the Company to make an initial stock option grant to all executive officers at the time they commence employment with the Company, consistent with the number of options granted to executive officers in similarly situated companies at similar levels of seniority. In addition, the Compensation Committee may also make performance–based grants of options and/or restricted stock throughout the year. In making such performance–based grants, individual contributions to the Company’s financial, operational and strategic objectives are considered.

Other Compensation. The Company’s executive officers are entitled to the various benefits offered by the Company to its employees generally, including medical, dental, life, accidental death and dismemberment, and disability insurance, and to participate in the Company’s 401(k) plan for its full-time employees. In addition, under the terms of his employment agreement, Mr. Bernard receives $20,000 per annum for application to a term life insurance policy for the benefit of a beneficiary to be designated by Mr. Bernard.

Summary Compensation Table

The information under this heading summarizes the compensation awarded, paid to or earned by our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officers, whom we collectively refer to as our “named executive officers,” for services rendered to the Company during the fiscal years ended February 2, 2008 and February 3, 2007.

Name and Principal Position	Year	Salary ($)	Option and Restricted Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Robert E. Bernard Chief Executive Officer	2007	600,000	130,286		—	28,673(3)	758,959
	2006	600,000	381,663		270,000	20,000(3)	1,271,663
Walter Killough Chief Operating Officer	2007	375,000	54,921		—	—	431,921
	2006	375,000	147,672		112,500	—	635,172
Michele Donnan Martin (4) President, dELiA*s Brand	2007	9,615	1,986	(5)	—	—	11,601
	2006	—	—		—	—	—
Stephen A. Feldman (4) Chief Financial Officer and Treasurer	2007	323,077	136,951	(6)	—	25,224(7)	485,252
	2006	—	—		—	—	—
Marc G. Schuback (4) Vice President, General Counsel and Secretary	2007	124,808	4,564	(8)	—	529(9)	129,901
	2006	—	—		—	—	—
David Desjardins (10) Former Chief Stores Officer	2007	305,250	65,816		—	16,488(11)	387,554
	2006	325,000	89,822		48,750	7,688(9)	471,260
John Holowko (12) Former Chief Financial Officer	2007	23,077	—		—	150,577(13)	173,654
	2006	300,000	28,275		—	5,192(9)	333,467

(1)	The amount shown in this column represents compensation costs for financial statement reporting purposes recognized in fiscal 2007 with respect to option awards and restricted stock awards (to Ms. Martin only), as determined pursuant to SFAS No. 123(R). A discussion of the assumptions used in calculating these values may be found in footnote 2 to our audited consolidated financial statements beginning on page F-14 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

(2)	Represents bonuses awarded pursuant to the Company’s 2006 MIP described in the Company’s 2006 Proxy Statement, which bonuses were earned in 2006 and paid in full in cash in April 2007.

(3)	For 2007, represents $20,000 paid to Mr. Bernard to be applied to a term life insurance policy for the benefit of a beneficiary to be designated by Mr. Bernard and $8,673 representing the amount of the Company match pursuant to the Company’s 401(K) plan. For 2006, represents $20,000 paid to Mr. Bernard to be applied to a term life insurance policy for the benefit of a beneficiary to be designated by Mr. Bernard.

(4)	Ms. Martin’s employment with the Company commenced January 28, 2008. Mr. Feldman’s employment with the Company commenced February 26, 2007. Mr. Schuback’s employment with the Company commenced August 15, 2007.

(5)	Ms. Martin was granted options to purchase 275,000 shares of our Common Stock at an exercise price of $1.96 per share and was granted 25,000 shares of restricted stock upon the commencement of her employment with the Company on January 28, 2008. $1,467 of this amount relates to options granted and $519 of this amount relates to restricted stock granted.

(6)	Mr. Feldman was granted options to purchase 100,000 shares of our Common Stock at an exercise price of $10.84 per share upon the commencement of his employment with the Company on February 26, 2007.

(7)	Represents $17,484 paid to Mr. Feldman for relocation expenses and $7,740 representing the amount of the Company match pursuant to the Company’s 401(k) plan.

(8)	Mr. Schuback was granted options to purchase 15,000 shares of our Common Stock at an exercise price of $6.03 per share upon the commencement of his employment with the Company on August 15, 2007.

(9)	Represents the amount of the Company match pursuant to the Company’s 401(K) plan.

(10)	Mr. Desjardins’ employment with the Company ceased on December 21, 2007.

(11)	Represents $13,000 paid to Mr. Desjardins in respect of accrued vacation days remaining upon his resignation from the Company and $3,488 representing the amount of the Company match pursuant to the Company’s 401(K) plan.

(12)	Mr. Holowko’s employment with the Company ceased on February 23, 2007.

(13)	Represents $150,000 of severance payments pursuant to the terms of Mr. Holowko’s offer letter and $577 representing the amount of the Company match pursuant to the Company’s 401(K) plan.

Grants of Plan-Based Awards

The following tables set forth information concerning grants of plan-based awards made by the Company during the fiscal year ended February 2, 2008 to the named executive officers.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards ($)(1)
Michele Donnan Martin	01/28/2008	275,000	1.96	146,967
Stephen A. Feldman	02/26/2007	100,000	10.84	248,097
Marc G. Schuback	08/15/2007	15,000	6.03	14,966

(1)	The amount shown in this column represents the full grant date fair value of the awards, as determined pursuant to SFAS No. 123(R). The grant date fair value was based on the closing price of our common stock on the date of grant. A discussion of the assumptions used in calculating these values may be found in footnote 2 to our audited consolidated financial statements beginning on page F-14 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock Awards ($)(1)
Michele Donnan Martin	01/28/2008	25,000	55,750

(1)	The amount shown in this column represents the full grant date fair value of the award, as determined pursuant to SFAS No. 123(R). The grant date fair value was based on the closing price of our common stock on the date of grant. A discussion of the assumptions used in calculating these values may be found in footnote 2 to our audited consolidated financial statements beginning on page F-14 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

We have entered into employment agreements with certain of our named executive officers.

On December 6, 2005, we entered into an employment agreement with Mr. Bernard, which became effective on December 19, 2005, providing for Mr. Bernard’s employment as our Chief Executive Officer for a two-year term and for his nomination as a director of the Company during that term (the “Bernard Employment Agreement”). Mr. Bernard’s employment agreement provides for an initial base salary of $600,000 per annum, plus a potential annual bonus of up to 60% of his base salary for financial targets achieved and an additional annual bonus of up to 20% of his base salary at the discretion of our Board of Directors, unless otherwise provided in any other bonus plan adopted by the Company. These bonuses will be payable in cash. Mr. Bernard will also be entitled to receive the various benefits offered by us from time to time to our employees. We agreed to pay an annual premium of no more than $20,000 for a term life insurance policy for the benefit of a beneficiary designated by Mr. Bernard. In October 2005, Mr. Bernard received options to purchase 1,300,000 shares of our Common Stock. These options have a purchase price per share of $7.43 and expire ten years from the date of grant. Twelve and one-half percent of the options so granted will vest on each of the first eight six-month anniversaries of the effective date of his employment. If we terminate Mr. Bernard’s employment without “cause” (as defined in his employment agreement) on or before the second anniversary of the effective date, we will pay to Mr. Bernard the remaining amount of his base salary payable to him through the second anniversary of the effective date and all of his options will vest (This provision was amended to the third anniversary pursuant to the first amendment to the Bernard Employment Agreement described below). Additionally, if Mr. Bernard resigns or we terminate his employment with or without cause, we may, at our option, elect to pay him an optional payment as follows:

•	an amount equal to his then current base salary, in which case the period during which he agrees not to compete with our business shall be extended for an additional one year period; or

•	an amount equal to one-half of his then current base salary, in which case the period during which he agrees not to compete with our business shall be extended for an additional six (6) months.

The Bernard Employment Agreement contained an expiration date of December 19, 2007. The Company and Mr. Bernard entered into a first amendment to the Bernard Employment Agreement on November 20, 2007 which extended the term of the Bernard Employment Agreement to December 19, 2008 upon the same terms and conditions.

On December 6, 2005, we entered into an employment agreement with Mr. Killough, which became effective on December 19, 2005, providing for Mr. Killough’s employment as our Chief Operating Officer for a two-year term and for his nomination as a director of the Company during that term (the “Killough Employment Agreement”). Mr. Killough’s employment agreement provides for an initial base salary of $375,000 per annum, plus a potential annual cash bonus up to 25% of his base salary for financial targets achieved, unless otherwise provided in any other bonus plan adopted by the Company. Mr. Killough will also be entitled to receive the various benefits offered by us from time to time to our employees. In October 2005, Mr. Killough received options to purchase 520,000 shares of our Common Stock. These options have a purchase price per share of $7.43 and expire ten years from the date of grant. Twenty-five percent of the options so granted will vest on each of the first four anniversaries of the effective date of his employment. If we terminate Mr. Killough’s employment without “cause” (as defined in his employment agreement) on or before the second anniversary of the effective date, we will pay to Mr. Killough his base salary for a period of twelve months following his termination and all of his options will vest (This provision was amended to the third anniversary pursuant to the first amendment to the Killough Employment Agreement described below).

The Killough Employment Agreement contained an expiration date of December 19, 2007. The Company and Mr. Killough entered into a first amendment to the Killough Employment Agreement on November 20, 2007 which extended the term of the Killough Employment Agreement to December 19, 2008 upon the same terms and conditions.

On January 28, 2008, the Company and Ms. Martin entered into an agreement providing for her employment as President of the Company’s dELiA*s Brand (Retail and Direct) for a four-year term, renewing automatically for successive one-year terms unless terminated by either party. Ms. Martin will receive a base salary of not less than $500,000, subject to annual review. Ms. Martin will participate in the Company’s Management Incentive Plan each year during the term of her employment with a target annual incentive award opportunity of not less than 60% of her base salary. The minimum amount of the annual incentive award payable to Ms. Martin under the Management Incentive Plan for the Company’s fiscal year ending January 31, 2009 will be $300,000, 40% of which will be paid in August 2008 and the remaining 60% of which will be paid in March 2009 (pro-rated in the event Ms. Martin is not employed by the Company for the entire 2008 fiscal year). Ms. Martin is eligible to receive stock incentive awards under the 2005 Plan. Ms. Martin is also entitled to receive the various benefits offered by us from time to time to our employees. Ms. Martin received an initial grant of 275,000 stock options, which vest in four equal annual installments, and an initial restricted stock grant of 25,000 shares of Common Stock, the restrictions on which lapse in four equal annual installments.

If Ms. Martin’s employment is terminated for cause, she will be entitled to receive her base salary through the date of termination and additional benefits to the extent then due or earned. In the event Ms. Martin’s employment is terminated without cause or is constructively terminated, Ms. Martin will be entitled to receive her base salary for a period of 12 months following termination and continued participation in the Company’s benefit plans during that period. In addition, the next installment of Ms. Martin’s 275,000 options will vest (and all vested options will be exercisable for 90 days after termination) and the restrictions on the next installment of Ms. Martin’s 25,000 shares of restricted stock will lapse. If, and only if, there is a change in or replacement of the Company’s Chief Executive Officer during the original term of Ms. Martin’s employment, then, at the end of the six-month period following such change or replacement, Ms. Martin may terminate her employment upon 90 days’ notice and the Company, at its option, may elect to provide her with either (i) the entitlements she would receive upon a termination without cause or constructive termination, in which case the non-competition provision in her agreement would continue to apply, or (ii) the entitlements she would receive upon a termination for cause, in which case the non-competition provision would cease to apply. Ms. Martin’s agreement contains customary confidentiality provisions and a non-competition and non-solicitation provision that extends for one year after her termination.

Additionally, we have entered into various employment and severance arrangements with our other named executive officers. These arrangements include the following:

We have agreed pursuant to the terms of an offer letter with Mr. Feldman to employ him as our Chief Financial Officer and pay him an annual base salary of $350,000 subject to annual review and a potential target bonus of not less than 30% of his base salary, based upon whether we meet or exceed certain financial measures, along with individual performance considerations. Mr. Feldman was also entitled to be reimbursed up to the aggregate amount of $60,000 for specified documented out-of-pocket expenses, including relocation expenses. Upon commencement of Mr. Feldman’s employment with the Company on February 26, 2007, Mr. Feldman received options to purchase 100,000 shares of our Common Stock. These options have a purchase price per share of $10.84, expire ten years from the date of grant and vest in four equal annual installments on each of the first four anniversaries of the commencement date of his employment. In addition, Mr. Feldman will be entitled to receive the benefits generally provided by the Company to its employees. If we terminate Mr. Feldman’s employment with us other than for “cause” (as defined in his offer letter), he is entitled to his base salary plus medical and dental benefits for six (6) months after the date of such termination.

We have agreed pursuant to the terms of an offer letter with Mr. Schuback to employ him as our Vice President, General Counsel & Secretary and pay him an annual base salary of $275,000 subject to annual review and a potential target bonus of not less than 30% of his base salary, based upon whether we meet or exceed certain financial measures, along with individual performance considerations. Upon commencement of Mr. Schuback’s employment with the Company on August 15, 2007, Mr. Schuback received options to purchase 15,000 shares of our Common Stock. These options have a purchase price per share of $6.03, expire ten years from the date of grant and vest in four equal annual installments on each of the first four anniversaries of the commencement date of his employment. In addition, Mr. Schuback will be entitled to receive the benefits generally provided by the Company to its employees. If we terminate Mr. Schuback’s employment with us other than for “cause” (as defined in his offer letter), he is entitled to his base salary plus medical and dental benefits for six (6) months after the date of such termination. In addition, we agreed with Mr. Schuback that if (a) all or substantially all of the assets of the Company are sold and the new company terminates his employment within twelve (12) months of the acquisition or (b) there is a sale or transfer of a majority of the outstanding Common Stock of the Company and his employment is terminated within twelve (12) months of such sale or transfer, then Mr. Schuback in either case is entitled to a severance payment of six (6) months of base salary and medical and dental benefits.

Former Named Executive Officers

We had agreed, pursuant to the terms of an offer letter with Mr. Desjardins, to employ him as our Chief Stores Officer and pay him an initial annual salary of $325,000 and a potential target bonus of not less than 20% of his base salary, based upon whether we met or exceeded certain financial measures, along with individual performance considerations. The bonus had no cap. Mr. Desjardins also was entitled to receive the various benefits offered by us from time to time to our employees. In October 2005, Mr. Desjardins received options to purchase 100,000 shares of our Common Stock. These options had a purchase price per share of $7.43 and expired ten years from the date of grant. Twenty-five percent of the options so granted were to vest on each of the first four anniversaries of the Spinoff. The Compensation Committee awarded Mr. Desjardins options to purchase an additional 100,000 shares of our Common Stock in June 2006 at a purchase price of $8.20 per share, vesting in equal annual installments on each of the first four anniversaries of the grant date and expiring ten years from the grant date. In addition, we agreed with Mr. Desjardins that (1) if we completed a sale of all or substantially all of our assets and (2) the acquiring company terminated his employment within 12 months of the sale, he would have been entitled to one year’s base salary plus payment of all premiums for continuation of medical and dental insurance for one year. Furthermore, if we had terminated Mr. Desjardins’ employment with us other than for “cause” (as defined in his offer letter) at any time prior to February 14, 2007, he would have been entitled to his base salary plus payment of all premiums for continuation of medical and dental insurance for one year after the date of such termination. As Mr. Desjardins voluntarily terminated his employment with the Company in December 2007, he received no severance payments, his unvested stock options were forfeited and his vested stock options were not exercised and have been forfeited subsequent to February 2, 2008 and cancelled.

We had agreed, pursuant to the terms of an offer letter with Mr. Holowko, to employ him as our Chief Financial Officer and pay him an initial annual salary of $300,000 and a potential target bonus of not less than 20% of his base salary, based upon whether we met or exceeded certain financial measures, along with individual performance considerations. The bonus had no cap. Mr. Holowko also was entitled to receive the various benefits offered by us from time to time to our employees. In October 2005, Mr. Holowko received options to purchase 100,000 shares of our Common Stock. These options had a purchase price per share of $7.43 and expired ten years from the date of grant. Twenty-five percent of the options so granted were to vest on each of the first four anniversaries of the date of grant. In addition, we agreed that if we terminated Mr. Holowko’s employment with us other than for “cause” (as defined in his offer letter), he would be entitled to his base salary plus payment of all premiums for continuation of medical and dental insurance for six months after the date of such termination. Mr. Holowko’s employment as Chief Financial Officer ended in February 2007. Accordingly, he received the severance payments provided in his offer letter, his unvested stock options were forfeited and any vested unexercised stock options were forfeited and cancelled.

Potential Payments Upon Termination or Change-in-Control

As discussed above, each of the named executive officers is entitled to receive specified severance payments and benefits if his or her employment is terminated without cause, and Mr. Schuback is entitled to receive six (6) months base salary plus medical and dental benefits (a) if we complete a sale of all or substantially all of our assets and the acquiring company terminates his employment within 12 months of the sale or (b) there is a sale or transfer of a majority of the outstanding Common Stock of the Company and his employment is terminated within twelve (12) months of such sale or transfer.

The following table sets forth the estimated amounts that would have been payable to our current named executive officers upon a termination of his or her employment without cause on February 1, 2008, the last business day of the Company’s 2007 fiscal year, and, in the case of Mr. Schuback, a termination on that date following a sale of all or substantially all of the Company’s assets or a sale or transfer of a majority of the outstanding Common Stock of the Company. These numbers are subject to change as provided in the named executive officers’ employment agreements or offer letters.

	Change in Control			Termination Without Cause
Name	Cash Amount (1)	Equity Amount	Total	Cash Amount (2)	Equity Amount (3)	Total
Robert E. Bernard	—	—	—	$526,154	—	$526,154
Walter Killough	—	—	—	$375,000	—	$375,000
Stephen A. Feldman	—	—	—	$176,656	—	$176,656
Michele Donnan Martin (4)	—	—	—	$505,000	$117,234	$622,234
Marc G. Schuback	$140,000	—	$140,000	$140,000	—	$140,000

(1)	Represents Mr. Schuback’s maximum cash severance amount, calculated pursuant to the terms of his offer letter, providing for six (6) months’ base salary plus payment of all premiums for continuation of medical and dental insurance for six (6) months, payable in bi-weekly installments.

(2)	Represents the maximum cash severance amount for each of the named executive officers, calculated pursuant to the terms of their respective employment agreements or offer letters, and includes payment of premiums for continuation of medical and dental insurance for Ms. Martin and Messrs. Feldman and Schuback for one year, six months and six months, respectively, after termination. In addition, Mr. Bernard’s employment agreement provides that if he resigns or we terminate his employment with or without cause, we may, at our option, elect to pay him the following optional payments:

•

an amount equal to his then current base salary ($600,000 based upon a February 1, 2008 termination), in which case the period during which he agrees not to compete with our business will be extended for an additional one-year period; or

•

an amount equal to one-half his then current base salary ($300,000 based upon a February 1, 2008 termination), in which case the period during which he agrees not to compete with our business will be extended for an additional six months.

(3)	In the case of Ms. Martin, assumes the accelerated vesting of certain stock options pursuant to her employment agreement, exercise of all vested stock options and the lapse of restrictions on certain restricted shares pursuant to her employment agreement based upon the closing price of our Common Stock of $2.39 on February 1, 2008. The exercise price of the options to purchase our Common Stock granted to the other named executive officers exceeds $2.39.

(4)	Also, with respect to Ms. Martin, if there is a change in or replacement of the Company’s Chief Executive Officer during the original term of Ms. Martin’s employment, then, at the end of the six (6) month period following such change or replacement, Ms. Martin may terminate her employment upon ninety (90) days’ notice and the Company, at its option, may elect to provide her with either (a) the entitlements she would receive upon a termination without cause or constructive termination (see above chart), in which case the noncompetition provision in her agreement would continue to apply, or (b) the entitlements she would receive upon a termination for cause (her base salary through the date of termination and any benefits due or accrued), in which case the noncompetition provision would cease to apply.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of February 2, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert E. Bernard	161,290	(1)	—		5.18	10/27/2013
	40,322	(2)	40,322	(2)	7.96	03/07/2015
	650,000	(3)	650,000	(3)	7.43	10/28/2015
Walter Killough	80,645	(4)	—		5.18	10/27/2013
	14,517	(5)	4,838	(5)	4.74	11/01/2014
	20,161	(6)	20,162	(6)	7.96	03/07/2015
	260,000	(7)	260,000	(7)	7.43	10/28/2015
Michele Donnan Martin	0		275,000	(8)	1.96	01/28/2018
Stephen A. Feldman	0		100,000	(9)	10.84	02/26/2017
Marc G. Schuback	0		15,000	(10)	6.03	08/15/2017
Former Executive Officers
David Desjardins	20,162	(11)	—		7.45	02/14/2015
	50,000	(12)	—		7.43	10/28/2015
	25,000	(13)	—		8.20	06/16/2016
John Holowko	—		—		—	—

	Stock Awards
	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Michele Donnan Martin	25,000(14)	$59,750

(1)	Options vested upon consummation of the Spinoff.

(2)	Options vest in four equal annual installments beginning on March 7, 2006.

(3)	Options vest in eight equal semi-annual installments beginning on June 19, 2006.

(4)	Options vest in four equal annual installments beginning on October 27, 2004.

(5)	Options vest in four equal annual installments beginning on November 1, 2005.

(6)	Options vest in four equal annual installments beginning on March 7, 2006.

(7)	Options vest in four equal annual installments beginning on December 19, 2006.

(8)	Options vest in four equal annual installments beginning on January 28, 2009.

(9)	Options vest in four equal annual installments beginning on February 26, 2008.

(10)	Options vest in four equal annual installments beginning on August 15, 2008.

(11)	Options vest in four equal annual installments beginning on February 14, 2006. These options were not exercised and have been forfeited subsequent to February 2, 2008 and cancelled.

(12)	Options vest in four equal annual installments beginning on December 19, 2006. These options were not exercised and have been forfeited subsequent to February 2, 2008 and cancelled.

(13)	Options vest in four equal annual installments beginning on June 16, 2007. These options were not exercised and have been forfeited subsequent to February 2, 2008 and cancelled.

(14)	Restrictions on restricted shares lapse in four equal annual installments beginning on January 28, 2009. Market value of restricted shares is based on the closing price of the Common Stock of $2.39 on February 1, 2008, the last business day of the Company’s 2007 fiscal year.

Option Exercises

The following table sets forth information concerning the exercise of options by the named executive officers during the fiscal year ended February 2, 2008.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
John Holowko Former Chief Financial Officer	31,049	$34,695

Compensation of Directors

Director compensation consists principally of cash, an award of options to purchase shares of our Common Stock and awards of shares of restricted stock. The Company’s non-employee directors received the following amounts of compensation for our fiscal year ended February 2, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Matthew L. Feshbach	29,000	25,912	1,474	56,386
Carter S. Evans	51,000	26,330	1,681	79,011
Paul J. Raffin	9,000	2,547	538	12,085
Scott M. Rosen	54,500	26,330	1,474	82,304
Gene Washington	43,000	26,330	3,263	72,593
Former Director
Peter D. Goodson	29,000	—	1,474	30,474

(1)	The amount shown in this column represents the compensation costs for financial statement reporting purposes recognized for fiscal 2007 with respect to stock and option awards, as determined pursuant to SFAS No. 123(R). A discussion of the assumptions used in calculating these values may be found in footnote 2 to our audited financial statements beginning on page F-14 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

(2)	Each of Messrs. Evans, Goodson, Rosen and Washington was awarded 5,869 shares of restricted stock in April 2007. Mr. Feshbach’s restricted stock award for 2007 of 5,869 shares was issued subsequent to April 26, 2007 as a result of an administrative oversight. The Company exercised its right to repurchase Mr. Goodson’s restricted shares for $0.001 per share after he ceased to be a member of our Board of Directors. Each of Messrs. Feshbach, Evans, Raffin, Rosen and Washington was awarded 18,450 shares of restricted stock in January 2008.

(3)	Each of the named directors was granted options to purchase 5,000 shares of Common Stock upon commencement of his service on the Board of Directors. The options vest in equal annual installments on each of the first four anniversaries of the date of grant and expire on the tenth anniversary of the date of grant. As of February 2, 2008, options to purchase 2,500 shares of Common Stock were vested with respect to each of Messrs. Feshbach and Rosen and options to purchase 1,250 shares of Common Stock were vested with respect to each of Messrs. Evans and Washington. After Mr. Goodson ceased to be a member of our Board of Directors, his unvested options to purchase the Company’s Common Stock were forfeited and cancelled and the Board of Directors authorized that his vested options would be exercisable until January 24, 2016.

Equity Compensation

Upon their commencement of service, non-employee directors each receive a grant of options to purchase 5,000 shares of our Common Stock under the 2005 Plan. These options vest equally on each of the first four anniversaries of the grant date, provided that the optionee is still a non-employee director at the opening of business on each such date. Options granted to these directors entitle them to purchase shares of our Common Stock at an exercise price equal to the fair market value of such shares on the date of grant.

For each subsequent year of service, each non-employee director will receive, without cost to such director, the number of shares of our Common Stock that could be purchased for $50,000 at the closing price of such Common Stock on the trading date immediately preceding the award of such shares. These restricted stock shares will be issued pursuant to one or more of our existing stock option plans, as such plans may be amended from time to time. These shares will be subject to lapsing rights of repurchase on our part under the applicable plan documents, which repurchase right will entitle us to repurchase the shares for $0.001 per share and which rights will lapse equally on each of the first three anniversaries of the grant date. Such shares will also be subject to the terms and conditions of the option plan under which they are awarded and the execution and delivery of restricted stock agreements relating to such shares. Accordingly, in 2007, each of Messrs. Goodson, Rosen, Evans and Washington received an award of 5,869 restricted shares on April 26, 2007, which was the date selected by the Board of Directors for such grant. Mr. Feshbach’s restricted stock award for 2007 was issued subsequent to April 26, 2007 as a result of an administrative oversight, but will vest according to the same schedule as the other non-employee directors’ restricted shares. Beginning in 2008, the grant date for these restricted stock awards is the first business day of each calendar year, commencing on January 2, 2008. Accordingly, each of Messrs. Feshbach, Evans, Raffin, Rosen and Washington received an award of 18,450 restricted shares on January 2, 2008.

Cash Compensation

Each non-employee director receives an annual retainer of $24,000, payable in equal quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors he or she attends in person or by telephone. Each non-employee director also receives an annual retainer of $8,000, payable in equal quarterly installments, for each committee on which such director serves, and an additional $6,000 annual retainer, payable in equal quarterly installments, for each committee of which such director is the chairman.

Directors who are also our employees do not receive any fees or other compensation for service on our Board of Directors or its committees. We reimburse all directors for reasonable out-of-pocket expenses incurred in attending board or committee meetings.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Form 10-K/A, with management. Based on this review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee

Gene Washington

Carter S. Evans

Scott M. Rosen

Compensation Committee Interlocks And Insider Participation. Gene Washington, Carter S. Evans and Scott M. Rosen served on our Compensation Committee during our fiscal year ended February 2, 2008. Peter Goodson, a former director, also served on our Compensation Committee during such fiscal year. None of them has ever been an officer or employee of the Company. During such fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had any executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table contains information about our Common Stock that may be issued upon the exercise of options, warrants or rights under all of our equity compensation plans as of February 2, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans Approved by Stockholders (1)	6,085,383	$8.78	1,791,737
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	6,085,383	$8.78	1,791,737

(1)	Under the 2005 Plan, a maximum of 8,400,000 shares of our Common Stock may be subject to grants of options or awards of restricted stock to certain of our officers, directors and employees. Options granted under the 2005 Plan will be either non-qualified options, which do not satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or incentive stock options, which do satisfy such requirements. No person may be granted options under the 2005 Plan for more than 1,500,000 shares of our Common Stock in any one-year period. Shares of Common Stock covered by options that terminate or are canceled prior to exercise and shares of restricted stock that are returned to us will again be available for grants of options and awards of restricted stock. Also, if the option price or any applicable tax withholding obligation payable upon exercise of an option is satisfied by the tender or withholding of shares of Common Stock, the number of shares so tendered or withheld will be eligible for grants of options and awards of restricted stock under the 2005 Plan. The option price for stock options may not be less than 100% of the fair market value of our Common Stock at the time of grant.

(2)	The Company has no equity compensation plans that have not been approved by stockholders.

Information about dELiA*s Security Ownership

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of May 22, 2008 for (a) each of our named executive officers, as defined in the Summary Compensation Table below, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our Common Stock. The information with respect to our former named executive officers is as of their respective last dates of employment with the Company. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except where indicated in the footnotes below, the address for each director and executive officer listed is: c/o dELiA*s, Inc., 50 West 23rd Street, New York, New York 10010. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of May 22, 2008, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by such stockholders. Percentage of ownership is based on 31,026,473 shares of Common Stock outstanding on May 22, 2008.

	Common Shares Beneficially Owned
Name of Beneficial Owner	Number		Percentage (%)
Executive Officers and Directors:
Robert E. Bernard	1,023,402	(1)	3.3%
Carter S. Evans	33,819	(2)	*
Matthew L. Feshbach	5,591,002	(3)(4)	18.0%
Walter Killough	372,058	(5)	1.2%
Paul J. Raffin	18,450	(6)	*
Scott M. Rosen	26,819	(7)	*
Gene Washington	26,069	(8)	*
Michele Donnan Martin	25,000	(9)	*
Stephen A. Feldman	30,000	(10)	*
Marc G. Schuback	—		*
All current directors and executive officers as a group (10 persons)	7,146,619		23.0%
Former Executive Officers:
David Desjardins	98,525	(11)	*
John Holowko	31,049	(12)	*
Five Percent Stockholders:
RGM Capital, L.L.C.	2,712,999	(13)	8.7%
Wells Capital Management Incorporated	2,191,773	(14)	7.0%
Royce & Associates LLC	1,955,198	(15)	6.3%
Stephens Investment Management LLC	1,921,658	(16)	6.2%
Steadfast Capital Management LLC	1,607,188	(17)	5.2%

*	Less than 1%.

(1)	Includes 851,612 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days. Also includes 1,625 shares held by Mr. Bernard’s wife and 32,270 shares held in trust for the benefit of Mr. Bernard’s children, as to which shares Mr. Bernard disclaims beneficial ownership.

(2)	Includes 24,319 shares of restricted stock and 2,500 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.

(3)	Includes (i) 5,123,191 shares owned by MLF Offshore Portfolio Company, L.P., a limited partnership organized and existing under the laws of the Cayman Islands (“MLF Offshore”), (ii) 218,147 shares owned by MLF Partners 100, L.P. (“MLF Partners”), a limited partnership organized under the laws of Delaware, (iii) 206,548 shares obtainable upon the exercise of warrants that are currently exercisable and owned by MLF Offshore, (iv) 8,795 shares obtainable upon the exercise of warrants that are currently exercisable and owned by MLF Partners, (v) 3,976 shares obtainable upon the exercise of options granted to Mr. Feshbach that are currently exercisable or would become exercisable within 60 days and (vi) 30,345 shares of restricted stock held by Mr. Feshbach.

(4)	Each of MLF Offshore, MLF Cayman GP, Ltd. (“MLF Cayman”), the general partner of MLF Offshore, MLF Capital Management, L.P. (“MLF Capital”), the manager and sole shareholder of MLF Cayman, MLF Holdings, LLC (“MLF Holdings”), the general partner of MLF Capital, MLF Investments, LLC (“MLFI”), the investment advisor of MLF Offshore, and Matthew L. Feshbach, the managing member of MLF Holdings and MLFI, may be deemed to beneficially own the 5,123,191 shares and 206,548 shares issuable upon the exercise of warrants owned directly by MLF Offshore and share voting and dispositive power with MLF Offshore with respect to such shares and warrants. Each of MLF Partners, MLF Capital, the general partner of MLF Partners, MLF Holdings, MLFI, the investment advisor of MLF Partners, and Mr. Feshbach may be deemed to beneficially own the 218,147 shares and 8,795 shares issuable upon exercise of warrants owned directly by MLF Partners and share voting and dispositive power with MLF Partners with respect to such shares and warrants. Each of MLFI, MLF Capital, MLF Partners, MLF Holdings and Mr. Feshbach is located at 455 N. Indian Rocks Road, Suite B, Belleair Bluffs, FL 33770. MLF Offshore and MLF Cayman are located at c/o Trident Trust Company (Cayman) Ltd., One Capital Place, George Town, Grand Cayman, Cayman Islands.

(5)	Includes 355,162 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.

(6)	Shares of restricted stock.

(7)	Includes 24,319 shares of restricted stock and 2,500 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.

(8)	Includes 24,319 shares of restricted stock and 1,250 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.

(9)	Shares of restricted stock.

(10)	Includes 25,000 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.

(11)	This amount is as of Mr. Desjardins’ last day of employment with the Company in December 2007. Includes 95,161 shares obtainable upon the exercise of options that were exercisable on such date. Subsequent to such date and prior to the date hereof, Mr. Desjardins’ 95,161 outstanding vested options to acquire our Common Stock were not exercised and were therefore forfeited and cancelled.

(12)	Mr. Holowko’s last day of employment with the Company was in February 2007. This amount represents shares obtainable upon the exercise of options that were exercisable as of May 1, 2007, the date of the Company’s 2007 Proxy. In May 2007, Mr. Holowko exercised all 31,049 outstanding vested options to acquire shares of our Common Stock.

(13)	Based on a Form 13F filed with the SEC on May 15, 2008. The address of RGM Capital, L.L.C. is 6621 Willow Park Drive, Suite One, Naples, FL 34103. RGM Capital, L.L.C. has sole voting and investment power with respect to such shares.

(14)	Based on a Form 13F filed with the SEC on May 15, 2008. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104. Wells Capital Management Incorporated has sole investment power with respect to 2,074,933 of such shares and sole voting power with respect to 1,714,122 of such shares. Wells Fargo Bank, National Association has sole investment power and no voting power with respect to 1,185 of such shares. Wells Fargo Funds Management, LLC has sole investment and voting power with respect to 115,655 of such shares.

(15)	Based on a Form 13F filed with the SEC on May 8, 2008. The address of Royce & Associates LLC is 1414 Avenue of the Americas, New York, New York 10019. Royce & Associates LLC has sole voting and dispositive power with respect to such shares.

(16)	Based on a Form 13F filed with the SEC on May 13, 2008. The address of Stephens Investment Management LLC is One Ferry Building, Suite 255, San Francisco, CA 94111. Stephens Investment Management LLC has shared investment and voting power with respect to such shares.

(17)

Based on Forms 13F filed with the SEC on May 14, 2008 by Steadfast Capital Management LLC and Steadfast Advisors LLC. The address of Steadfast Capital Management LLC and Steadfast Advisors LLC is 767 Fifth Avenue, 6th Floor, New York, New York 10153. Steadfast Capital Mgt. LLC has sole voting and dispositive power with respect to 1,394,928 of such shares and Steadfast Advisors LLC has sole voting and investment power with respect to 212,260 of such shares.

The Company has been informed by Matthew L. Feshbach, the Company’s Chairman of the Board, that MLF Offshore and affiliated funds controlled by Mr. Feshbach will be winding up operations and that the shares of the Company’s Common Stock held by such funds will be distributed on a pro-rata basis to their investors. Such distribution is expected to occur on or about June 30, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee reviews and approves in advance all related party transactions. These include any transactions involving the Company and any director, nominee for director, executive officer, greater than 5% beneficial owner or any immediate family member of any such person. It is the Company’s intention that any such transactions will be on terms no less favorable to it than it could obtain from unaffiliated third parties.

Backstop Agreement with MLF Investments, LLC

In connection with our rights offering, which we completed in February 2006, we entered into a Standby Purchase Agreement (the “Backstop Agreement”), dated as of September 7, 2005, with Alloy, Inc. and MLF Investments, LLC (“MLF”), which is controlled by the Chairman of our Board of Directors, Matthew L. Feshbach. As of May 22, 2008, MLF was the beneficial owner of approximately 18.0% of our outstanding Common Stock. Pursuant to the Backstop Agreement, MLF agreed to, either directly or through one or more of its affiliated investment funds (the “MLF Funds”), exercise its pro rata share of the rights issued as part of the rights offering and to backstop the rights offering. The closing of the transactions contemplated by the Backstop Agreement was held on February 23, 2006.

Pursuant to the Backstop Agreement, MLF, either directly or through one or more of the MLF Funds, exercised its pro rata share of the rights issued as part of the rights offering and purchased an additional 651,220 shares of our Common Stock, which represented all of the shares that remained unsold after the expiration of the rights offering. MLF purchased these additional shares at the same $7.43 per share subscription price paid by other stockholders in the rights offering. As compensation for its agreement to backstop the rights offering, MLF received a non-refundable fee for $50,000 and we issued to MLF a warrant (the “MLF Warrant”) to purchase 215,343 shares of our Common Stock at an exercise price of $7.43 per share. The MLF Warrant was subsequently split so that MLF Offshore currently owns a warrant to purchase 206,548 shares of our Common Stock and MLF Partners currently owns a warrant to purchase 8,795 shares of our Common Stock.

In connection with the Backstop Agreement, we also entered into a registration rights agreement with MLF under which we agreed, at our expense, to file with the SEC one or more registration statements covering the resale of the shares of Common Stock purchased by MLF or the MLF Funds in the rights offering and the shares issuable upon exercise of the MLF Warrant. We agreed in the registration rights agreement to bear all expenses of the registration of the shares of Common Stock purchased by MLF and the MLF Funds or issuable upon exercise of the MLF Warrant, including, without limitation, SEC filing fees and expenses of compliance with state securities or “blue sky” laws. The selling stockholders in such registration will pay all underwriting discounts and selling commissions and expenses, brokerage fees and transfer taxes, as well as the fees and disbursements of counsel to and experts for the selling stockholders, if any. We will indemnify the selling stockholders against liabilities, including some liabilities under the Securities Act, or the selling stockholders will be entitled to contribution to the extent we are unable to provide such indemnification. We will be indemnified by the selling stockholders against civil liabilities, including liabilities under the Securities Act, that may arise from any written information furnished to us by the selling stockholders for use in the prospectus prepared in connection with any such registration, and we will be entitled to contribution to the extent they are unable to provide such indemnification.

Agreements with Alloy, Inc.

Prior to the Spinoff, we and Alloy, Inc. entered into certain agreements that define our ongoing relationships after the Spinoff and allocated tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Spinoff. Matthew L. Feshbach served as a director of Alloy, Inc., and owned in excess of 10% of Alloy, Inc.’s outstanding common stock, until December 2006. These agreements are summarized below.

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

Tax Separation Agreement. We entered into a tax separation agreement with Alloy, Inc. in order to allocate the responsibilities for the payment of taxes for the pre-Spinoff periods arising out of certain tax matters. In addition, pursuant to the agreement, we agreed that we will not liquidate, dispose of a certain level of our assets within two years of the Spinoff, or take any other action which would cause the Spinoff to fail to qualify as a tax-free transaction, subject to specified exceptions. In addition, we also agreed, in certain circumstances, to indemnify Alloy, Inc. against any tax liability that is incurred as a result of the failure of the Spinoff to qualify as a tax-free transaction. The agreement allocates responsibilities for certain miscellaneous matters such as the filing of tax returns, maintenance of records, and procedures for handling certain audits and examinations.

Trademark and Service Mark Agreements. Alloy, Inc. entered into an agreement with us pursuant to which Alloy, Inc. agreed to transfer to us rights in and to certain trademarks and service marks used exclusively in our business. With respect to certain Alloy and CCS trademarks and service marks covering goods and services applicable to both of our businesses, we agreed with Alloy, Inc. that we and Alloy, Inc. will be joint owners by assignment of those marks. We and Alloy, Inc. have filed instruments with the United States Patent and Trademark Office (the “PTO”) to request that the PTO divide these jointly owned marks between us such that we each would own the registrations for those trademarks for the registration classes covering the goods and services applicable to our respective businesses. We have agreed to negotiate in good faith with Alloy, Inc. regarding terms of use of such jointly owned marks if the PTO denies our request to divide these marks.

Information Technology and Intellectual Property Agreements. We have entered into the following agreements with Alloy, Inc. pursuant to which we paid Alloy, Inc. an aggregate of $788,000 in fees during the fiscal year ended February 2, 2008:

Managed Services Agreement—Pursuant to a managed services agreement, Alloy, Inc. provided us with website hosting, data communication management, security and other managed services in support of our e-commerce webpages and applications for a monthly fee of $75,000.

Application Software License Agreement—Alloy, Inc. licensed to us the right to use its proprietary e-commerce software.

Professional Services Agreement—Alloy, Inc. provides us with software license support services for a minimum monthly payment of $20,000.

Database Data Transfer Agreement—Alloy and we jointly own all data (excluding credit card data) collected through any dELiA*s, Alloy or CCS data source prior to the Spinoff, subject to certain restrictions.

Media Services Agreement. We have entered into a media services agreement with Alloy, Inc. pursuant to which Alloy, Inc. has been appointed as our exclusive sales agent for the purpose of providing the following media and marketing-related services to us for an initial three-year term: internet advertising, catalog advertisements and insertions, sampling, and database collection and marketing. We recorded approximately $927,000 of advertising revenues related to this agreement during the fiscal year ended February 2, 2008.

OCM Call Center Agreement. Prior to the Spinoff, we and Alloy, Inc. entered into an agreement pursuant to which we will continue to provide certain call center services to On Campus Marketing, LLC, Collegiate Carpets, LLC and Carepackages, LLC, which are indirect subsidiaries of Alloy, Inc. (collectively, referred to herein as “OCM”). The term of the agreement is one year with automatic renewal for successive one-year terms. As compensation for the call center services, OCM is responsible for 105% of their proportionate share of all variable costs and a management fee of $7,000 per month. We received fees of $441,000 under this agreement during the fiscal year ended February 2, 2008.

As of February 2, 2008, all of the above agreements were in effect except for the Professional Services Agreement, the portion of which relating to the provision of database services was terminated effective November 30, 2006 and the remaining portion of which was terminated effective February 1, 2008. In addition, the Managed Services Agreement was terminated effective May 31, 2007.

Director Independence

Based upon a review by the Board of Directors of all relevant information, the Board of Directors has determined that Messrs. Evans, Rosen, Raffin and Washington are not officers or employees of dELiA*s and none of such persons has a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of them is an “independent director” as that term is defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules, and is “independent” as that term is defined in the applicable rules and regulations promulgated by the SEC.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed for professional accounting services rendered by BDO Seidman, LLP for the fiscal years ended February 2, 2008 and February 3, 2007 are as follows:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
Audit Fees	$490,000	$500,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$490,000	$500,000

In the above table, in accordance with the SEC definitions and rules, “audit fees” are fees billed to the Company for professional services for the audit of the Company’s consolidated financial statements included in the Annual Report on Form 10-K and review of financial statements included in Quarterly Reports on Form 10-Q; for the audit of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-related fees” are billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and internal control over financial reporting. “Tax fees” are fees for federal and local tax compliance, tax advice, and tax planning and advisory services.

Policy of Audit Committee on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to report periodically to the Audit Committee concerning the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Percentage of Audit Services Pre-Approved

During the fiscal year ended February 2, 2008, 100% of all audit and permissible non-audit services were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, Inc. (Registrant)

Date: May 29, 2008	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*	Filed herewith.