Form 10-Q
period 2008-05-03
dELiAs, Inc.
filed 2008-06-05
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-51648

dELiA*s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West 23rd Street, 10th Floor, New York NY 10010

(Address of Principal Executive Offices) (Zip Code)

(212) 590-6200

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 4, 2008 the registrant had 31,026,473 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 3, 2008	February 2, 2008	May 5, 2007
	(unaudited)		(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,343	$11,399	$19,227
Inventories, net	38,082	43,096	28,365
Prepaid catalog costs	3,676	4,417	3,234
Other current assets	7,278	6,641	8,443

Total current assets	57,379	65,553	59,269
Property and equipment, net	55,990	51,901	46,508
Goodwill	40,204	40,204	40,204
Intangible assets, net	2,478	2,517	2,587
Other assets	315	356	598

Total assets	$156,366	$160,531	$149,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$19,368	$22,611	$$13,795
Bank loan payable	1,858	—	—
Current portion of mortgage note payable	213	203	149
Accrued expenses and other current liabilities	29,746	30,351	29,300

Total current liabilities	51,185	53,165	43,244
Deferred credits and other long-term liabilities	9,530	7,979	8,488
Long-term portion of mortgage note payable	2,155	2,212	2,372

Total liabilities	62,870	63,356	54,104

Commitment and contingencies
Stockholders’ Equity:
Preferred stock: $0.001 par value; 25,000,000 shares authorized, none issued	—	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 31,026,473; 31,026,473; and 30,829,463 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	97,003	96,733	95,550
(Accumulated deficit) retained earnings	(3,538)	411	(519)

Total stockholders’ equity	93,496	97,175	95,062

Total liabilities and stockholders’ equity	$156,366	$160,531	$149,166

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Net revenues	$63,537	$57,807
Cost of goods sold	41,642	36,947

Gross profit	21,895	20,860
Selling, general and administrative expenses	25,660	24,314

Operating loss	(3,765)	(3,454)
Interest (expense) income, net	(89)	209

Loss before provision for income taxes	(3,854)	(3,245)
Provision for income taxes	95	20

Net loss	$(3,949)	$(3,265)

Basic and diluted net loss per share of common stock:
Basic and diluted net loss attributable to common stockholders per share	$(0.13)	$(0.11)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	30,878,134	30,778,033

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,949)	$(3,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,071	1,707
Stock-based compensation	270	198
Changes in operating assets and liabilities:
Inventories	5,014	3,315
Prepaid catalog costs and other current assets	105	(1,761)
Other noncurrent assets	41	80
Accounts payable, accrued expenses and other liabilities	(3,784)	(1,626)

Net cash used in operating activities	(232)	(1,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,635)	(8,649)

Net cash used in investing activities	(4,635)	(8,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	(47)	(24)
Net borrowings under line of credit agreement	1,858	—
Proceeds from exercise of employee stock options	—	378

Net cash provided by financing activities	1,811	354

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,056)	(9,647)
CASH AND CASH EQUIVALENTS, beginning of period	11,399	28,874

CASH AND CASH EQUIVALENTS, end of period	8,343	19,227

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$99	$93

Cash paid during the period for taxes	$142	$323

Capital expenditures incurred not yet paid	$3,825	$2,046

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., when we refer to “dELiA*s, Inc.,” the “Company”, “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended May 3, 2008 and May 5, 2007 is unaudited. The accompanying condensed consolidated balance sheet information at February 2, 2008 was derived from the audited consolidated balance sheet at February 2, 2008.

1. Business and Basis of Financial Statement Presentation

Business

We are a direct marketing and retail company comprised of three lifestyle brands primarily targeting consumers that are between the ages of 12 and 19. Our three lifestyle brands—dELiA*s, Alloy, and CCS—generate revenue by selling predominantly to teenage consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and the e-commerce webpages, we sell many name brand products, along with our own proprietary brand products in key teenage spending categories, directly to consumers in the teen market, including apparel, action sports equipment and accessories. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

Basis of Financial Statement Presentation

The accompanying Consolidated Financial Statements of dELiA*s, Inc. at May 3, 2008 and May 5, 2007 and for the thirteen week periods ended May 3, 2008 and May 5, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. Our consolidated financial information for the quarters ended May 3, 2008 and May 5, 2007 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at February 2, 2008 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the 52-week fiscal year ended February 2, 2008 as “fiscal 2007.” In addition, all references herein to “fiscal 2008” represent the 52-week fiscal year that will end on January 31, 2009.

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

        In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock-based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected lives, expected volatility assumptions used for calculating stock-based compensation expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of May 3, 2008, February 2, 2008 and May 5, 2007 were approximately $1.8 million, $1.3 million and $1.7 million, respectively.

Interest (Expense) Income, Net

Interest income and interest expense are presented as a net amount in the consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen week periods ended May 3, 2008 and May 5, 2007 was $ 41,000 and $244,000, respectively.

Interest expense for the thirteen week periods ended May 3, 2008 and May 5, 2007 was $130,000 and $35,000, respectively. We capitalized $31,000 and $49,000 of interest expense in the thirteen week periods ended May 3, 2008 and May 5, 2007, respectively.

Net Income (Loss) Per Share

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

The total number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net loss per share are detailed in the following table for the thirteen week periods ended May 3, 2008 and May 5, 2007:

	For Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Options, warrants and restricted shares	6,515,319	6,943,117
Conversion of 5.375% Convertible Debentures	83,381	83,381

Total	6,598,700	7,026,498

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based compensation related to stock options to be measured based on estimated fair values at the date of grant using an option-pricing model.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

Included in selling, general and administrative expense in the Consolidated Statements of Operations for the thirteen week periods ended May 3, 2008 and May 5, 2007 was stock-based compensation expense of approximately $270,000 and $198,000, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the quarter ended May 3, 2008 was $0.86. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirteen Weeks Ended May 3, 2008
Dividend yield	—
Risk-free interest rate	2.92%
Expected life (in years)	5.5
Historical volitility	55%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at February 2, 2008	5,944,657	$9.18
Options granted	372,000	1.65
Options exercised	—	—
Options cancelled	(179,675)	7.79

Options outstanding at May 3, 2008	6,136,982	$8.49

Options exercisable at May 3, 2008	3,800,865	$9.99

As of May 3, 2008, there was $784,878 of total unrecognized compensation cost related to nonvested employee share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.2 years.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of May 3, 2008, 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with conversions of the Debentures. When the remaining conversions occur, they will be recorded as a component of stockholders’ equity and would not have an impact on the statement of operations.

Restricted Stock

In fiscal 2007, the Company issued restricted stock, which is subject to vesting requirements, to five board members and one employee valued at approximately $505,000 at the dates of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which do not exceed four years.

Income taxes

As of May 3, 2008, the Company had a liability for unrecognized tax benefits of $213,000, which includes interest and penalties of $49,000. There were no changes to the Company’s unrecognized tax benefits during the three months ended May 3, 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in tax expense. There were $17,000 and $4,000 of interest and penalties, respectively, recognized during the three months ended May 3, 2008.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2003 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examination, and is currently under New York state income tax examination for the 2000 through 2002 tax years.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 3, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities for which the effective date is February 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 157 for its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 on February 3, 2008, however the Company did not elect the fair value option for any of its eligible financial instruments on the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company on February 1, 2009. The impact of adopting SFAS 141R will be dependent on the business combinations that the Company may pursue after its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for the Company on February 1, 2009. The Company is currently evaluating the impact of SFAS 161 will have on its consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	May 3, 2008	February 2, 2008	May 5, 2007
	(unaudited)		(unaudited)
Construction in progress	$2,258	$2,475	$5,550
Computer equipment	10,370	10,370	9,156
Machinery and equipment	11,050	11,050	6,445
Office furniture	7,552	7,552	7,916
Leasehold improvements	35,584	29,246	21,186
Building	7,559	7,559	7,559
Land	500	500	500

	74,873	68,752	58,312
Less: accumulated depreciation and amortization	(18,883)	(16,851)	(11,804)

	$55,990	$51,901	$46,508

Depreciation and amortization expense related to property and equipment was approximately $2.0 million and $1.7 million for the thirteen week periods ended May 3, 2008 and May 5, 2007, respectively. In April 2007, approximately $6.7 million of fully depreciated assets were retired in conjunction with the dELiA*s, Inc. headquarters relocation.

4. Intangible Assets

Our acquired intangible assets were as follows (in thousands):

	May 3, 2008		February 2, 2008		May 5, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)				(unaudited)
Amortizable intangible assets:
Mailing lists	$78	$72	$78	$71	$78	$68
Noncompetition agreements	390	371	390	356	390	312
Websites	689	689	689	689	689	689
Leaseholds	190	156	190	133	190	110

	$1,347	$1,288	$1,347	$1,249	$1,347	$1,179

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was approximately $39,000 and $23,000 for the thirteen week periods ended May 3, 2008 and May 5, 2007, respectively. As of May 3, 2008, the estimated amortization expense for the remainder of fiscal 2008 and fiscal 2009 is approximately $29,000 and $30,000, respectively.

5. Credit Facility

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

At May 3, 2008, the unused available amount under the Restated Credit Facility was $8.3 million and approximately $7.6 million of letters of credit were outstanding.

As of May 3, 2008, February 2, 2008 and May 5, 2007, there was $1.9 million, $-0- and $-0- outstanding, respectively, under the Restated Credit Facility. The weighted average interest rate for funds borrowed under the Restated Credit Facility during the quarter ended May 3, 2008 was approximately 5.3%.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 3, 2008	February 2, 2008	May 5, 2007
	(unaudited)		(unaudited)
Sales and use taxes payable	$990	$839	$2,163
Accrued payroll, bonus, taxes and withholdings	724	1,621	546
Accrued professional services	852	939	1,184
Credits due to customers	14,203	14,275	12,707
Allowance for sales returns	1,060	1,204	1,062
Accrued construction in progress	2,904	1,802	3,952
Other accrued expenses	9,013	9,671	7,686

	$29,746	$30,351	$29,300

7. Mortgage Note Payable

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and was to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009, and the mortgage note has been, accordingly, classified as long-term on the accompanying balance sheet. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

We were in compliance with the financial covenants for the quarter ended May 3, 2008. As of May 3, 2008, the current and long-term mortgage note payable balance was $213,000 and $2.2 million, respectively. The mortgage loan is secured by the distribution facility and related property. Our intention is to refinance the mortgage note prior to maturity.

8. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement entered into in connection with the Spinoff, and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $224,000 and $327,000 for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively, in our financial statements in accordance with the terms of the media services agreement.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement, and an On Campus Marketing call center agreement. We have compensated Alloy, Inc. approximately $84,000 and $222,000 for the thirteen week periods ended May 3, 2008 and May 5, 2007, respectively, in relation to the services provided under these agreements.

9. Litigation

The Company is involved in litigation matters arising in the ordinary course of business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation. The Company believes that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

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

The Company’s executive management assesses the performance of each operating segment based on operating income (loss), which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of catalog development, production, and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, facilities, accounting, data processing, legal and human resources).

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

	Direct Marketing Segment	Retail Store Segment	Total
	(In thousands)
Total Assets
May 3, 2008 (unaudited)	$90,269	$66,097	$156,366
February 2, 2008	$97,720	$62,811	$160,531
May 5, 2007 (unaudited)	$90,801	$58,365	$149,166
Capital Expenditures
May 3, 2008 (unaudited)	$160	$5,961	$6,121
May 5, 2007 (unaudited)	$1,254	$7,395	$8,649
Depreciation and Amortization
May 3, 2008 (unaudited)	$407	$1,663	$2,070
May 5, 2007 (unaudited)	$409	$1,298	$1,707
Goodwill
May 3, 2008 (unaudited)	$40,204	$—	$40,204
February 2, 2008	$40,204	$—	$40,204
May 5, 2007 (unaudited)	$40,204	$—	$40,204

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(In thousands) (unaudited)
Net revenues:
Direct marketing	$40,607	$38,129
Retail store	22,930	19,678

Total net revenue	$63,537	$57,807

Operating income (loss):
Direct marketing	$1,581	$1,197
Retail store	(5,346)	(4,651)

Operating loss	$(3,765)	$(3,454)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Forward Looking Statements”, risk factors and elsewhere in this report.

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

We expect that growth in our retail stores business, which represented 36.1% of our total net sales in the first fiscal quarter of 2008, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 12-14% in fiscal 2008 and approximately 15% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350-400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing, which may not be available on acceptable terms or at all.

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

Goals

We believe that focusing on our brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	Delivering low—to mid-single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low—to mid-single digit top-line growth in direct marketing, through targeted circulation in productive mailing segments;

•	Monitoring and opportunistically closing underperforming stores;

•	Improving gross profit margins each year by 50 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more heavily;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

•

Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, better store-planning, targeted replenishment by size, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business; and

•	Increasing square footage by approximately 12-14% in fiscal 2008 and by approximately 15% annually thereafter.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended February 2, 2008 was a 52-week fiscal year, and the fiscal year ending January 31, 2009 will also be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%
Cost of goods sold	65.5%	63.9%
Gross profit	34.5%	36.1%
Operating expenses:
Selling, general and administrative expenses	40.4%	42.1%
Total operating expenses	40.4%	42.1%
Operating loss	(5.9)%	(6.0)%
Interest (expense) income, net	(0.1)%	0.4%
Loss before provision income taxes	(6.1)%	(5.6)%
Provision for income taxes	(0.1)%	0.0%
Net loss	(6.2)%	(5.6)%

Quarter Ended May 3, 2008 Compared with the Quarter Ended May 5, 2007

Revenues

Total Revenues. Total revenues increased 10% to $63.5 million in the quarter ended May 3, 2008 from $57.8 million in the quarter ended May 5, 2007. Revenue increases in the retail segment were driven primarily by new store sales, in addition to a 2% comparable store sales increase over the prior comparable period. Direct revenue increased primarily on the strength of the dELiA*s and CCS businesses.

Direct Marketing Revenues. Direct marketing revenues increased 6.5% to $40.6 million in the quarter ended May 3, 2008 from $38.1 million in the quarter ended May 5, 2007. The direct business showed productivity increases offsetting the impact of the planned circulation cuts. Our dELiA*s and CCS brands were up double digits in comparison to the first quarter of fiscal 2007 offsetting modest decreases in our Alloy brand.

Retail Store Revenues. Retail store revenues increased 16.5% to $22.9 million for the quarter ended May 3, 2008 from $19.7 million for the quarter ended May 5, 2007. The revenue increase was driven by new store openings which included seventeen net new store openings since the end of the first quarter of fiscal 2007. Our comparable store sales were up 2% over the prior year. During the quarter, we opened six new stores and relocated one store. Accordingly, we ended the quarter ended May 3, 2008 with 92 stores in operation as compared to the 75 locations open as of May 5, 2007.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended
	May 3, 2008		May 5, 2007
Channel net revenues:
Retail	$22,930		$19,678
Direct:
Catalog	7,732		9,492
Internet	32,875		28,637

Total direct	40,607		38,129

	$63,537		$57,807

Internet % of total direct revenues	81%		75%

Catalogs Mailed	13,069		15,123

Number of Stores:
Beginning of period	86		74
Stores opened	7	*	7	**
Stores closed	1	*	6	**

End of Period	92		75

Total Gross Sq. Ft. End of Period	349.5		283.0

*	Totals include one store that was closed and relocated to another site in the same mall during the first quarter of fiscal 2008.
**	Totals include one store that was closed and relocated to another site in the same mall during the first quarter of fiscal 2007; and one store that was closed in the first quarter of fiscal 2007 that was remodeled and reopened during the second of quarter of 2007.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended May 3, 2008 was $21.9 million or 34.5% of revenues as compared to $20.9 million or 36.1% of revenues in the quarter ended May 5, 2007.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended May 3, 2008 was $16.9 million or 41.7% of revenues as compared to $16.9 million or 44.4% of revenues for the quarter ended May 5, 2007. The 270 basis point decline was primarily attributable to reduced net shipping and handling income as a result of an increased proportion of orders with free shipping and a significant increase in costs due to higher rates and fuel surcharges. In addition, a higher proportion of clearance versus full-price merchandise sales reduced merchandise margins.

Retail Store Gross Profit. Retail store gross profit for the quarter ended May 3, 2008 was $5.0 million or 21.7% of revenues as compared to $3.9 million or 19.9% of revenues for the quarter ended May 5, 2007. The 180 basis point increase in gross profit percentage in the current quarter was the result of improved merchandise margins which were offset, in part, by the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses decreased to 40.4% for the quarter ended May 3, 2008 from 42.1% for the quarter ended May 5, 2007. In total, selling, general and administrative expenses increased $1.4 million, from $24.3 million in the quarter ended May 5, 2007 to $25.7 million in the quarter ended May 3, 2008. The $1.4 million increase was primarily due to the higher depreciation and other store costs associated with the number of new stores opened, which was offset by savings in catalog costs.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses decreased $402,000 from $15.7 million in the quarter ended May 5, 2007 to $15.3 million in the quarter ended May 3, 2008. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased from 41.3% in the quarter ended May 5, 2007 to 37.8% in the quarter ended May 3, 2008. This reduction was driven by a decrease in catalog costs attributable to planned circulation cuts and book design economies, offset by the effect of postage, paper and freight rate increases.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased $1.7 million from $8.6 million in the quarter ended May 5, 2007 to $10.3 million in the quarter ended May 3, 2008. As a percentage of related revenues, retail selling, general and administrative expenses increased from 43.6% for the quarter ended May 5, 2007 to 45.0% in the quarter ended May 3, 2008. The increase was primarily due to the higher depreciation and other costs associated with the number of new stores opened as well as additional preopening costs based upon the timing of new store openings this year versus last year.

Operating Income (Loss)

Total Operating Loss. Our total operating loss was $3.8 million in the first quarter of fiscal 2008 as compared to a loss of $3.5 million in the first quarter of fiscal 2007.

Direct Marketing Operating Income. Direct marketing operating income was $1.6 million for the quarter ended May 3, 2008 versus income of $1.2 million for the quarter ended May 5, 2007.

Retail Store Operating Loss. Operating loss from retail stores was $5.3 million for the quarter ended May 3, 2008 versus a loss of $4.7 million for the quarter ended May 5, 2007.

Interest (expense) income, net

We recorded net interest expense of $89,000 in the quarter ended May 3, 2008 and net interest income of $209,000 in the quarter ended May 5, 2007. Interest expense is related to the mortgage note for our Hanover, Pennsylvania facility and the increase in borrowings under the Restated Credit Facility. Reduced interest income resulted from the lower quarterly cash balances in the first quarter of fiscal 2008.

Provision for income taxes

Our income tax expense reflects our anticipated annual effective tax rate. We recorded an income tax expense of $95,000 in the quarter ended May 3, 2008 and income tax expense of $20,000 for the quarter ended May 5, 2007 primarily related to state tax expense.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories, footwear and action sports equipment through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarters, our working capital requirements increase and have typically been funded by our cash balances and borrowings under the Restated Credit Facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

Net cash used in operating activities was $232,000 in the thirteen weeks ended May 3, 2008, compared with $1.4 million in the thirteen weeks ended May 5, 2007. The cash used in operating activities in the first quarter of fiscal 2008 was due primarily to funding the net operating losses in the retail segment.

Cash used in investing activities was $4.6 million in the thirteen weeks ended May 3, 2008, compared with $8.6 million in the thirteen weeks ended May 5, 2007, which included the build out of our new corporate offices. The $4.6 million used in the first quarter of 2008 was primarily due to capital expenditures associated with the construction of our new retail stores. Six new stores were opened during the quarter and one store was relocated.

Cash provided by financing activities was $1.8 million in the thirteen weeks ended May 3, 2008, primarily related to borrowing under the Restated Credit Facility. Cash provided by financing activities in the thirteen weeks ended May 5, 2007 was $354,000.

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

At May 3, 2008, the unused available amount under the Restated Credit Facility was $8.3 million and approximately $7.6 million of letters of credit were outstanding.

As of May 3, 2008, February 2, 2008 and May 5, 2007, there were $1.9 million, $-0- and $-0- outstanding, respectively, under the Restated Credit Facility. The weighted average interest rate for funds borrowed under the Restated Credit Facility during the quarter ended May 3, 2008 was approximately 5.3%.

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and was to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009 and the mortgage note has been, accordingly, classified as long-term on the accompanying balance sheet. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

We were in compliance with the financial covenants for the quarter ended May 3, 2008. As of May 3, 2008, the current and long-term mortgage note payable balances were $213,000 and $2.2 million, respectively. The mortgage loan is secured by the distribution facility and related property. Our intention is to refinance the mortgage note prior to maturity.

Contractual Obligations

The following table presents our significant contractual obligations as of May 3, 2008 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgage Loan Agreement Principal (1)	$2,368	$213	$2,155	$—	$—
Interest on Mortgage Loan (1)	164	118	46	—	—
Operating Lease Obligations (2)	114,981	14,889	29,173	25,806	45,113
Purchase Obligations (3)	37,803	37,803	—	—	—
Future Severance-Related Payments (4)	3,384	3,384	—	—	—

Total	$158,700	$56,407	$31,374	$25,806	$45,113

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements
(4)	Our future severance-related payments primarily consist of severance agreements with existing employees and a non-competition agreement with a former employee of dELiA*s Corp.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term, non-cancelable capital lease commitments for equipment.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, investments, intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following policies are most critical to the portrayal of the Company’s financial condition and results of operations.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a media services agreement (see Note 8 to our financial statements) entered into in connection with the Spinoff. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $224,000 and $327,000 for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

Catalog Costs

Catalog costs consist of catalog production, including paper, and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We follow the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill that previously was amortized to earnings is no longer amortized, but is periodically tested for impairment.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 3, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities for which the effective date is February 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 157 for its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 on February 3, 2008, however the Company did not elect the fair value option for any of its eligible financial instruments on the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company on February 1, 2009. The impact of adopting SFAS 141R will be dependent on the business combinations that the Company may pursue after its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for the Company on February 1, 2009. The Company is currently evaluating the impact of SFAS 161 will have on its consolidated financial statements.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions, the combined share value of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of May 3, 2008, 4,053,933 shares of dELiA*s, Inc. common stock were issued in connection with the conversion of the Debentures.

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

Inflation

In general, our costs are affected by inflation, and we may experience the effects of inflation in future periods. We have experienced recent increases in postage, paper, freight and energy costs that have had an adverse impact on our operating results.

Forward-Looking Statements

Statements in this document expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this document, the words “anticipate,” “may,” “could,” “plan,” “project,” “should,” “would,” “predict,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

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

As of May 3, 2008, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item. Revolving loans under the Restated Credit Facility bear interest at rates that are tied to the LIBOR and Prime Rate, and, therefore, our consolidated financial statements could be exposed to changes in interest rates. The Company has not considered this exposure material.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, May 3, 2008, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS No. 5, “Accounting for Contingencies” when assessing pending or potential litigation.

The information set forth in Part I, Note 9 on page 14 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

dELiA*s, Inc.

Date: June 5, 2008	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: June 5, 2008	By:	/s/ Stephen A. Feldman
Stephen A. Feldman
Chief Financial Officer