Form 10-Q
period 2008-08-02
dELiAs, Inc.
filed 2008-09-11
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

As of September 9, 2008 the registrant had 31,108,981 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 2, 2008	February 2, 2008	August 4, 2007
	(unaudited)		(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,498	$11,399	$10,362
Inventories, net	46,366	43,096	39,179
Prepaid catalog costs	4,827	4,417	4,894
Other current assets	6,792	6,641	8,946

Total current assets	67,483	65,553	63,381
Property and equipment, net	56,019	51,901	49,969
Goodwill	40,204	40,204	40,204
Intangible assets, net	2,458	2,517	2,564
Other assets	261	356	483

Total assets	$166,425	$160,531	$156,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,336	$22,611	$17,187
Bank loan payable	9,380	—	6,922
Current portion of mortgage note payable	225	203	143
Accrued expenses and other current liabilities	32,060	30,351	30,069

Total current liabilities	66,001	53,165	54,321
Deferred credits and other long-term liabilities	9,544	7,979	9,345
Long-term portion of mortgage note payable	2,089	2,212	2,345

Total liabilities	77,634	63,356	66,011

Commitment and contingencies

Stockholders’ Equity:
Preferred stock: $0.001 par value; 25,000,000 shares authorized, none issued	—	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 31,108,981, 31,026,473 and 30,879,227 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	97,280	96,733	96,166
(Accumulated deficit) retained earnings	(8,520)	411	(5,607)

Total stockholders’ equity	88,791	97,175	90,590

Total liabilities and stockholders’ equity	$166,425	$160,531	$156,601

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net revenues	$58,125	$52,438	$121,662	$110,245
Cost of goods sold	37,592	34,321	79,233	71,268

Gross profit	20,533	18,117	42,429	38,977
Selling, general and administrative expenses	25,250	23,428	50,911	47,742

Operating loss	(4,717)	(5,311)	(8,482)	(8,765)
Interest (expense) income, net	(203)	78	(292)	287

Loss before provision (benefit) for income taxes	(4,920)	(5,233)	(8,774)	(8,478)
Provision (benefit) for income taxes	63	(145)	158	(125)

Net loss	$(4,983)	$(5,088)	$(8,932)	$(8,353)

Basic and diluted net loss per share of common stock:
Basic and diluted net loss attributable to common stockholders per share	$(0.16)	$(0.16)	$(0.29)	$(0.27)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	30,893,358	30,845,214	30,885,841	30,811,624

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,932)	$(8,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,218	3,559
Stock-based compensation	547	495
Changes in operating assets and liabilities:
Inventories	(3,270)	(7,499)
Prepaid catalog costs and other current assets	(561)	(3,924)
Other noncurrent assets	95	195
Accounts payable, accrued expenses and other liabilities	4,345	1,596

Net cash used in operating activities	(3,558)	(13,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,622)	(12,143)

Net cash used in investing activities	(7,622)	(12,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	9,380	6,922
Payment of mortgage note payable	(101)	(57)
Proceeds from exercise of employee stock options	—	697

Net cash provided by financing activities	9,279	7,562

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,901)	(18,512)
CASH AND CASH EQUIVALENTS, beginning of period	11,399	28,874

CASH AND CASH EQUIVALENTS, end of period	$9,498	$10,362

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$270	$198

Cash paid during the period for taxes	$227	$624

Capital expenditures incurred not yet paid	$2,994	$3,842

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the discussion and analysis below, when we refer to “Alloy, Inc.”, we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy”, we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate; when we refer to “dELiA*s Corp.”, we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp.; when we refer to “dELiA*s, Inc.,” the “Company”, “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005; and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended August 2, 2008 and August 4, 2007 is unaudited. The accompanying condensed consolidated balance sheet information at February 2, 2008 was derived from the audited consolidated balance sheet at February 2, 2008.

1. Business and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at August 2, 2008 and August 4, 2007 and for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at February 2, 2008 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

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

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock-based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected life and expected volatility assumptions used for calculating stock-based compensation expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrants.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Principles of Consolidation

The financial statements include the accounts of dELiA*s, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of August 2, 2008, February 2, 2008 and August 4, 2007 were approximately $3.6 million, $1.3 million and $3.3 million respectively.

Interest (Expense) Income, Net

Interest income and interest expense are presented as a net amount in the condensed consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen and twenty-six week periods ended August 2, 2008 was $26,000 and $67,000, respectively. Interest income for the thirteen and twenty-six week periods ended August 4, 2007 was $118,000 and $365,000, respectively.

Interest expense for the thirteen and twenty-six-week periods ended August 2, 2008 was $229,000 and $359,000, respectively. Interest expense for the thirteen and twenty-six week periods ended August 4, 2007 was $40,000 and $78,000, respectively. We capitalized $7,000 and $38,000 of interest expense in the thirteen and twenty-six week periods ended August 2, 2008, respectively. We capitalized $92,000 and $141,000 of interest expense in the thirteen and twenty-six week periods ended August 4, 2007, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the Company’s net loss by the weighted average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share because potentially dilutive securities such as stock options, restricted shares and debentures would have an anti-dilutive effect as the Company incurred net losses for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007.

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net loss per share are detailed in the following table for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007:

	For Thirteen Weeks Ended		For Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Options, warrants and restricted shares	7,029,024	6,858,481	7,035,159	6,887,071
Conversion of 5.375% Convertible Debentures	80,631	83,381	82,013	83,381

Total	7,109,655	6,941,862	7,117,172	6,970,452

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

Included in selling, general and administrative expense in the financial statements for the thirteen and twenty-six week periods ended August 2, 2008 was stock-based compensation expense of approximately $277,000 and $547,000, respectively, related to employee stock options and restricted stock. Included in selling, general and administrative expense in the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 4, 2007 was stock-based compensation expense of approximately $296,000 and $495,000, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the twenty-six weeks ended August 2, 2008 was $0.90. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Twenty-Six Weeks Ended August 2, 2008
Dividend yield	—
Risk-free interest rate	3.60%
Expected life (in years)	7
Historical volatility	60%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at February 2, 2008	5,944,657	$9.18
Options granted	410,000	1.69
Options exercised	—	—
Options cancelled	(339,996)	7.29

Options outstanding at August 2, 2008	6,014,661	$8.50

Options exercisable at August 2, 2008	3,931,568	$9.88

As of August 2, 2008, there was $661,452 of total unrecognized compensation cost related to nonvested employee share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1 year.

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our former Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on the statement of operations. As of August 2, 2008, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the related shares will also be recorded as a component of stockholders’ equity and have no impact on the statement of operations.

Restricted Stock

In fiscal 2007, the Company issued restricted stock, which is subject to vesting requirements, to five board members and one employee valued at approximately $505,000 at the dates of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which do not exceed four years. On July 30, 2008, the Board of Directors agreed to accelerate the vesting of unvested restricted stock for a former board member which resulted in an additional $47,000 of stock-based compensation for the quarter ended August 2, 2008.

Income taxes

As of August 2, 2008, the Company had a liability for unrecognized tax benefits of $221,000, which includes interest and penalties of $57,600. There were no changes to the Company’s unrecognized tax benefits during the thirteen and twenty-six weeks ended August 2, 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense. There was $4,000 and $8,000 of interest expense recognized during the thirteen and twenty-six week periods ended August 2, 2008, respectively, and $4,600 and $21,600 of penalties recognized during the thirteen and twenty-six week periods ended August 2, 2008, respectively. There was $3,000 and $5,000 of interest expense recognized during the thirteen and twenty-six week periods ended August 4, 2007, respectively. There were no penalties recognized during the thirteen and twenty-six week periods ended August 4, 2007, respectively.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2004 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examinations, and is currently under a New York state income tax examination for the 2000 through 2002 tax years.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for the Company on February 1, 2009. The Company is currently evaluating the impact of SFAS 161 may have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is evaluating the potential impact that the adoption of SFAS No. 162 may have on its consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	August 2, 2008	February 2, 2008	August 4, 2007
	(unaudited)		(unaudited)
Construction in progress	$2,335	$2,475	$5,545
Computer equipment	11,082	10,370	9,639
Machinery and equipment	12,842	11,050	6,028
Office furniture	7,552	7,552	10,491
Leasehold improvements	35,161	29,246	23,840
Building	7,559	7,559	7,559
Land	500	500	500

	77,031	68,752	63,602
Less: accumulated depreciation and amortization	(21,012)	(16,851)	(13,633)

	$56,019	$51,901	$49,969

Depreciation and amortization expense related to property and equipment was approximately $2.1 million and $4.2 million for the thirteen and twenty-six week periods ended August 2, 2008 and $1.9 and $3.5 for the thirteen and twenty-six week periods ended August 4, 2007, respectively.

4. Intangible Assets

Our acquired intangible assets were as follows:

	August 2, 2008		February 2, 2008		August 4, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)				(unaudited)
Amortizable intangible assets:
Mailing lists	$78	$73	$78	$71	$78	$69
Noncompetition agreements	390	385	390	356	390	327
Websites	689	689	689	689	689	689
Leaseholds	190	161	190	133	190	117

	$1,347	$1,308	$1,347	$1,249	$1,347	$1,202

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was approximately $21,000 and $59,000 for the thirteen and twenty-six week periods ended August 2, 2008 and $23,000 and $46,000 for the thirteen and twenty-six week periods ended August 4, 2007, respectively. As of August 2, 2008, the estimated amortization expense for the remainder of fiscal 2008 and fiscal 2009 is approximately $9,000 and $30,000, respectively.

5. Credit Facility

On May 17, 2006, dELiA*s, Inc. and certain of its wholly-owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”). The Restated Credit Facility is a secured revolving credit facility that the Company may draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million.

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The Restated Credit Facility has a maturity date of May 17, 2009. Our intention is to renew or refinance the Restated Credit Facility prior to maturity.

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

At August 2, 2008, the unused available amount under the Restated Credit Facility was $5.9 million after reflecting approximately $8.7 million of letters of credit which were outstanding as of that date.

As of August 2, 2008, February 2, 2008 and August 4, 2007, there was $9.4 million, $-0- and $6.9 million outstanding, respectively, under the Restated Credit Facility. The weighted average interest rate for funds borrowed under the Restated Credit Facility during the twenty-six weeks ended August 2, 2008 was approximately 5.0%.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	August 2, 2008	February 2, 2008	August 4, 2007
	(unaudited)		(unaudited)
Sales and use taxes payable	$904	$839	$2,198
Accrued payroll, bonus, taxes and withholdings	1,783	1,621	1,528
Accrued professional services	874	939	855
Credits due to customers	14,342	14,275	12,736
Allowance for sales returns	1,096	1,204	1,148
Accrued construction in progress	2,088	1,802	3,299
Other accrued expenses	10,973	9,671	8,305

	$32,060	$30,351	$30,069

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

We were in compliance with the financial covenants for the quarter ended August 2, 2008. As of August 2, 2008, the current and long-term mortgage note payable balances were $225,000 and $2.1 million, respectively. The mortgage loan is secured by the distribution facility and related property. Our intention is to refinance the mortgage note prior to maturity.

8. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement entered into in connection with the Spinoff, and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $229,000 and $453,000 for the thirteen and twenty-six week periods ended August 2, 2008 and $354,000 and $681,000 for the thirteen and twenty-six week periods ended August 4, 2007, respectively, in our financial statements in accordance with the terms of the media services agreement.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement, and an On Campus Marketing call center agreement. We have compensated Alloy, Inc. approximately $11,000 and $95,000 for the thirteen and twenty-six week periods ended August 2, 2008 and $183,000 and $441,000 for the thirteen and twenty-six week periods ended August 4, 2007, respectively, in relation to the services provided under these agreements.

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

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs, together with goodwill. Corporate and other assets include corporate headquarters, distribution and contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in Note 2. Reportable data for our operating segments were as follows:

	Direct Marketing Segment	Retail Store Segment	Total
		(in thousands)
Total Assets
August 2, 2008 (unaudited)	$93,853	$72,572	$166,425
February 2, 2008	$97,720	$62,811	$160,531
August 4, 2007 (unaudited)	$88,959	$67,642	$156,601
Capital Expenditures (accrual basis)
August 2, 2008- 26 weeks ended (unaudited)	$657	$7,622	$8,279
August 4, 2007- 26 weeks ended (unaudited)	$2,043	$11,896	$13,939
Depreciation and Amortization
August 2, 2008- 26 weeks ended (unaudited)	$800	$3,418	$4,218
August 4, 2007- 26 weeks ended (unaudited)	$869	$2,690	$3,559
Goodwill
August 2, 2008 (unaudited)	$40,204	$—	$40,204
February 2, 2008	$40,204	$—	$40,204
August 4, 2007 (unaudited)	$40,204	$—	$40,204

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(unaudited)		(unaudited)
Net revenues:
Direct marketing	$34,504	$33,073	$75,111	$71,202
Retail store	23,621	19,365	46,551	39,043

Total net revenue	$58,125	$52,438	121,662	110,245

Operating income (loss):
Direct marketing	$737	$398	$2,318	$1,595
Retail store	(5,454)	(5,709)	(10,800)	(10,360)

Operating loss	$(4,717)	$(5,311)	$(8,482)	$(8,765)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth below under the caption “Forward Looking Statements” under Item 1A. Risk Factors in Part II of this Form 10-Q and elsewhere in this report.

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

We expect that growth in our retail stores business, which represented 41% and 38% of our total net sales for the thirteen and twenty-six weeks ended August 2, 2008, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 12-14% in fiscal 2008 and approximately 15% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350-400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing, which may not be available on acceptable terms or at all.

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

Goals

We believe that focusing on our brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	Delivering low-to mid-single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low-to mid-single digit top-line growth in direct marketing, through targeted circulation in productive mailing segments;

•	Improving gross profit margins each year by 50 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more effectively;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

•

Implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, better store-planning, targeted replenishment by size, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business;

•	Increasing retail store net square footage by approximately 12-14% in fiscal 2008 and by approximately 15% annually thereafter; and

•	Monitoring and opportunistically closing underperforming stores.

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

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on-hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and inventory per average square foot; and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

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

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.7%	65.4%	65.1%	64.6%
Gross profit	35.3%	34.6%	34.9%	35.4%
Operating expenses:
Selling, general and administrative expenses	43.4%	44.7%	41.8%	43.3%
Total operating expenses	43.4%	44.7%	41.8%	43.3%
Operating loss	(8.1)%	(10.1)%	(7.0)%	(8.0)%
Interest (expense) income, net	(0.4)%	0.1%	(0.2)%	0.3%
Loss before (provision) benefit for income taxes	(8.5)%	(10.0)%	(7.2)%	(7.7)%
(Provision) benefit for income taxes	(0.1)%	0.3%	(0.1)%	0.1%
Net loss	(8.6)%	(9.7)%	(7.3)%	(7.6)%

Quarter Ended August 2, 2008 Compared with the Quarter Ended August 4, 2007

Revenues

Total Revenues. Total revenues increased 10.8% to $58.1 million in the quarter ended August 2, 2008 from $52.4 million in the quarter ended August 4, 2007.

Direct Marketing Revenues. Direct marketing revenues increased 4.3% to $34.5 million in the quarter ended August 2, 2008 from $33.1 million in the quarter ended August 4, 2007. Direct revenues increased primarily on the sales growth in the dELiA*s Direct brand. The direct business showed productivity increases offsetting the impact of the planned circulation cuts.

Retail Store Revenues. Retail store revenues increased 22% to $23.6 million for the quarter ended August 2, 2008 from $19.4 million for the quarter ended August 4, 2007. The revenue increase was driven by new store openings which included fourteen net new store openings since the end of the second quarter of fiscal 2007. Our comparable store sales were up 5.2% over the prior year. During the quarter, we opened two new stores and relocated one store. Accordingly, we ended the quarter ended August 2, 2008 with 94 stores in operation as compared to the 80 locations open as of August 4, 2007.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2008		August 4, 2007		August 2, 2008		August 4, 2007
Channel net revenues:
Retail	$23,621		$19,365		$46,551		$39,043

Direct:
Catalog	6,351		8,013		14,083		17,505
Internet	28,153		25,060		61,028		53,697

Total direct	34,504		33,073		75,111		71,202

	$58,125		$52,438		$121,662		$110,245

Internet % of total direct revenues	82%		76%		81%		75%

Catalogs Mailed	13,226		14,192		26,295		29,315

Number of Stores:
Beginning of period	92		75		86		74
Stores opened	3	*	6	**	10	*	13	**
Stores closed	1	*	1	**	2	*	7	**

End of Period	94		80		94		80

Total Gross Sq. Ft. End of Period	358.1		303.9		358.1		303.9

*	Totals include one store that was closed and relocated to another site in the same mall during the first quarter, and one store that was closed and relocated to another site in the same mall during the second quarter of fiscal 2008
**	Totals include one store that was closed and relocated to another site in the same mall during the first quarter of fiscal 2007, and one store that was closed in the first quarter of fiscal 2007, remodeled and reopened during the second of quarter of 2007.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended August 2, 2008 was $20.5 million or 35.3% of revenues as compared to $18.1 million or 34.6% of revenues in the quarter ended August 4, 2007.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended August 2, 2008 was $15.2 million or 44.1% of revenues as compared to $14.5 million or 43.9% of revenues for the quarter ended August 4, 2007. A 110 basis point improvement in product margins was partially offset by the increased shipping and postage costs associated with the rise in fuel costs.

Retail Store Gross Profit. Retail store gross profit for the quarter ended August 2, 2008 was $5.3 million or 22.5% of revenues as compared to $3.6 million or 18.6% of revenues for the quarter ended August 4, 2007. This 390 basis point increase in gross profit percentage in the current quarter was the result of increased initial mark-up and better sell throughs at full and promotional prices as well as leveraging of occupancy and merchandising costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses decreased to 43.4% for the quarter ended August 2, 2008 from 44.7% for the quarter ended August 4, 2007. In total dollars, selling, general and administrative expenses increased $1.9 million, from $23.4 million in the quarter ended August 4, 2007 to $25.3 million in the quarter ended August 2, 2008. The 130 basis point improvement was due largely to the leveraging of store costs, as well as other operating expenses, on increased sales. The improvement was also attributable to reduced catalog and advertising expenses, targeted cuts in catalog circulation and decreased pre-opening costs due to fewer store openings.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased $370,000 from $14.1 million in the quarter ended August 4, 2007 to $14.4 million in the quarter ended August 2, 2008. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased from 42.7% in the quarter ended August 4, 2007 to 42.0% in the quarter ended August 2, 2008. This reduction was driven by a decrease in catalog costs attributable to planned circulation cuts and book design economies, offset by the effect of postage, paper and freight rate increases.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased $1.5 million from $9.3 million in the quarter ended August 4, 2007 to $10.8 million in the quarter ended August 2, 2008. As a percentage of related revenues, retail selling, general and administrative expenses decreased from 48.1% for the quarter ended August 4, 2007 to 45.6% in the quarter ended August 2, 2008. The decrease was primarily due to the leveraging of store costs, as well as other operating expenses, and decreased pre-opening costs due to fewer store openings.

Operating Income (Loss)

Total Operating Loss. Our total operating loss was $4.7 million for the quarter ended August 2, 2008 as compared to a loss of $5.3 million for the quarter ended August 4, 2007.

Direct Marketing Operating Income. Direct marketing operating income was $0.7 million for the quarter ended August 2, 2008 versus income of $0.4 million for the quarter ended August 4, 2007.

Retail Store Operating Loss. Operating loss from retail stores was $5.5 million for the quarter ended August 2, 2008 versus a loss of $5.7 million for the quarter ended August 4, 2007.

Interest (expense) income, net

We recorded net interest expense of $203,000 in the quarter ended August 2, 2008 and net interest income of $78,000 in the quarter ended August 4, 2007. Interest expense is related to the mortgage note for our Hanover, Pennsylvania facility and the increase in borrowings under the Restated Credit Facility. Reduced interest income resulted from the lower cash balances during fiscal 2008.

Provision (benefit) for income taxes

Our income tax expense reflects our anticipated annual effective tax rate. We recorded an income tax expense of $63,000 in the quarter ended August 2, 2008, primarily related to state tax expense, and income tax benefit of $145,000 for the quarter ended August 4, 2007.

Twenty-Six Weeks Ended August 2008 compared with Twenty-Six Weeks Ended August 4, 2007

Revenues

Total Revenues. Total revenues increased 10.4% to $121.7 million in the twenty-six weeks ended August 2, 2008 from $110.2 million in the twenty-six weeks ended August 4, 2007.

Direct Marketing Revenues. Direct marketing revenues increased 5.5% to $75.1 million in the twenty-six weeks ended August 2, 2008 from $71.2 million in the twenty-six weeks ended August 4, 2007. Direct revenues increased primarily on the strength of the dELiA*s and CCS businesses. The direct business showed productivity increases offsetting the impact of the planned circulation cuts.

Retail Store Revenues. Retail store revenues increased 19.2% to $46.6 million for the twenty-six weeks ended August 2, 2008 from $39.0 million for the twenty-six weeks ended August 4, 2007. The revenue increase was driven by new store openings as well as a comparable store sales increase of 3.4% over the prior year. During the twenty-six weeks ended August 2, 2008, we opened 8 new stores and relocated 2 stores. Accordingly, we ended the twenty-six weeks ended August 2, 2008 with 94 stores in operation as compared to the 80 locations open as of August 4, 2007.

Gross Profit

Total Gross Profit. Total gross profit for the twenty-six weeks ended August 2, 2008 was $42.4 million or 34.9% of revenues as compared to $39.0 million or 35.4% of revenues in the twenty-six weeks ended August 4, 2007.

Direct Marketing Gross Profit. Direct marketing gross profit for the twenty-six weeks ended August 2, 2008 was $32.1 million or 42.8% of revenues as compared to $31.4 million or 44.2% of revenues for the twenty-six weeks ended August 4, 2007. The 140 basis point decline was primarily attributable to reduced net shipping and handling income as a result of an increased proportion of orders with free shipping and a significant increase in costs due to higher rates and fuel surcharges.

Retail Store Gross Profit. Retail store gross profit for the twenty-six weeks ended August 2, 2008 was $10.3 million or 22.1% of revenues as compared to $7.5 million or 19.3% of revenues for the twenty-six weeks ended August 4, 2007. The 280 basis point increase in gross profit percentage was the result of improved product margins offset by the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses decreased to 41.8% for the twenty-six weeks ended August 2, 2008 from 43.3% for the twenty-six weeks ended August 4, 2007. In total dollars, selling, general and administrative expenses increased $3.2 million, from $47.7 million in the twenty-six weeks ended August 4, 2007 to $50.9 million in the twenty-six weeks ended August 2, 2008. The 150 basis point improvement was due largely to the leveraging of store costs, as well as other operating expenses, on increased sales. The improvement can also be attributable to reduced catalog and advertising expenses, targeted cuts in catalog circulation and decreased pre-opening costs due to fewer store openings.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses decreased $33,000 from $29.8 million in the twenty-six weeks ended August 4, 2007 to $29.8 million in the twenty-six weeks ended August 2, 2008. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased from 41.9% in the twenty-six weeks ended August 4, 2007 to 39.7% in the twenty-six weeks ended August 2, 2008. This reduction was driven by a decrease in catalog costs attributable to planned circulation cuts and book design economies, offset by the effect of postage, paper and freight rate increases.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased $3.2 million from $17.9 million in the twenty-six weeks ended August 4, 2007 to $21.1 million in the twenty-six weeks ended August 2, 2008. As a percentage of related revenues, retail selling, general and administrative expenses decreased from 45.8% for the twenty-six weeks ended August 4, 2007 to 45.3% in the twenty-six weeks ended August 2, 2008. The decrease was primarily due to the leveraging of store costs and decreased pre-opening costs due to fewer store openings.

Operating Income (Loss)

Total Operating Loss. Our total operating loss was $8.5 million for the twenty-six weeks ended August 2, 2008 as compared to a loss of $8.8 million for the twenty-six weeks ended August 4, 2007.

Direct Marketing Operating Income. Direct marketing operating income was $2.3 million for the twenty-six weeks ended August 2, 2008 versus income of $1.6 million for the twenty-six weeks ended August 4, 2007.

Retail Store Operating Loss. Operating loss from retail stores was $10.8 million for the twenty-six weeks ended August 2, 2008 versus a loss of $10.4 million for the twenty-six weeks ended August 4, 2007.

Interest (expense) income, net

We recorded net interest expense of $292,000 in the twenty-six weeks ended August 2, 2008 and net interest income of $287,000 in the twenty-six weeks ended August 4, 2007. Interest expense is related to the mortgage note for our Hanover, Pennsylvania facility and the increase in borrowings under the Restated Credit Facility. Reduced interest income resulted from the lower cash balances during fiscal 2008.

Provision (benefit) for income taxes

Our income tax expense reflects our anticipated annual effective tax rate. We recorded an income tax expense of $158,000 in the twenty-six weeks ended August 2, 2008, primarily related to state tax expense, and income tax benefit of 125,000 for the twenty-six weeks ended August 4, 2007.

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

Liquidity and Capital Resources

Our primary capital requirements include construction and fixture costs related to the opening of new retail stores and for maintenance and selective remodeling expenditures for existing stores, as well as incremental inventory required for the new stores. Future capital requirements will depend on many factors, including the pace of new store openings, the availability of suitable locations for new stores, and the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

We expect our current cash balance, cash flow from operations and availability under our Restated Credit Facility will be sufficient to meet our expected cash requirements for operations and planned capital expenditures for the foreseeable future. If we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash flow from operations is not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to expand our retail store operations as currently planned or execute on other aspects of our growth strategy. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash used in operating activities was $3.6 million in the twenty-six weeks ended August 2, 2008, compared with $13.9 million in the twenty-six weeks ended August 4, 2007. The cash used in operating activities in the twenty-six weeks ended August 2, 2008 was due primarily to funding the net operating losses in the retail segment offset by improved inventory management and the timing of vendor payments.

Cash used in investing activities was $7.6 million in the twenty-six weeks ended August 2, 2008, compared with $12.1 million in the twenty-six weeks ended August 4, 2007, which included the build out of our new corporate offices. The $7.6 million used in the first half of 2008 was primarily due to capital expenditures associated with the construction of our new retail stores. Ten new stores were opened during the first half of fiscal 2008, including two stores which were relocated.

Cash provided by financing activities was $9.3 million in the twenty-six weeks ended August 2, 2008, primarily related to borrowing under the Restated Credit Facility. Cash provided by financing activities in the twenty-six weeks ended August 4, 2007 was $7.6 million.

On May 17, 2006, dELiA*s, Inc. and certain of its wholly-owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”). The Restated Credit Facility is a secured revolving credit facility that the Company may draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million.

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The Restated Credit Facility has a maturity date of May 17, 2009. Our intention is to renew or refinance the Restated Credit Facility prior to maturity.

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

At August 2, 2008, the unused available amount under the Restated Credit Facility was $5.9 million after reflecting approximately $8.7 million of letters of credit which were outstanding as of that date.

As of August 2, 2008, February 2, 2008 and August 4, 2007, there were $9.4 million, $-0- and $6.9 million outstanding, respectively, under the Restated Credit Facility. The weighted average interest rate for funds borrowed under the Restated Credit Facility during the twenty-six weeks ended August 2, 2008 was approximately 5.0%.

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

We were in compliance with the financial covenants for the quarter ended August 2, 2008. As of August 2, 2008, the current and long-term mortgage note payable balances were $225,000 and $2.1 million, respectively. The mortgage loan is secured by the distribution facility and related property. Our intention is to refinance the mortgage note prior to maturity.

Contractual Obligations

The following table presents our significant contractual obligations as of August 2, 2008 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Restated Credit Facility	$9,380	$9,380	$—	$—	$—
Mortgage Loan Agreement Principal (1)	2,314	225	2,089	—	—
Interest on Mortgage Loan (1)	122	105	17	—	—
Operating Lease Obligations (2)	114,208	15,448	29,414	25,863	43,483
Purchase Obligations (3)	45,085	45,085	—	—	—
Future Severance-Related Payments (4)	3,330	3,330	—	—	—

Total	$174,439	$73,573	$31,520	$25,863	$43,483

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements
(4)	Our future severance-related payments primarily consist of severance agreements with existing employees and a non-competition agreement with a former employee of dELiA*s Corp.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a media services agreement (see Note 8 to our financial statements) entered into in connection with the Spinoff. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. We recorded revenues of $229,000 and $453,000 for the thirteen and twenty-six week periods ended August 2, 2008 and $354,000 and $681,000 for the thirteen and twenty-six week periods ended August 4, 2007, respectively, in our financial statements in accordance with the terms of the media services agreement.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for the Company on February 1, 2009. The Company is currently evaluating the impact of SFAS 161 may have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is evaluating the potential impact that the adoption of SFAS No. 162 may have on its consolidated financial statements.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on the statement of operations. As of August 2, 2008, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the related shares will also be recorded as a component of stockholders’ equity and have no impact on the statement of operations.

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

Forward-Looking Statements

In order to keep stockholders and investors informed of our future plans, this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and, from time to time, other reports and oral or written statements issued by us may contain, statements expressing our expectations and beliefs regarding our future results, goals, performance and objectives that are or may be deemed to be “forward-looking statements” within the meaning of applicable securities laws. Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. When used in this document, the words “anticipate”, “may”, “could”, “plan”, “project”, “should”, “would”, “predict”, “believe”, “estimate”, “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions, including the currently difficult economic environment; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; our inability to implement our retail store expansion strategy as a result of unexpected or increased costs or delays in the development and expansion of our retail chain or our inability to fund our retail expansion with operating cash as a result of either lower sales, higher than anticipated costs, and/or other factors; our inability to renew or refinance the Restated Credit Facility; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the Securities and Exchange Commission. Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of August 2, 2008, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item. Revolving loans under the Restated Credit Facility bear interest at rates that are tied to the LIBOR and Prime Rate, and, therefore, we could be exposed to changes in interest rates. The Company has not considered this exposure material.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, August 2, 2008, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s Annual Meeting of Stockholders held on July 30, 2008:

Election of Directors

Nominees	For	Withheld	Abstentions	Broker Non-Votes
Robert E. Bernard	25,711,861	79,981	—	—

Carter S. Evans	25,712,180	79,662	—	—

Walter Killough	25,711,872	70,970	—	—

Paul J. Raffin	25,712,161	79,681	—	—

Scott M. Rosen	25,712,180	79,662	—	—

Gene Washington	25,291,058	500,784	—	—

All six directors listed above were elected to a one year term.

The following proposal was adopted by the vote indicated:

Ratification of appointment of BDO Seidman, LLP as independent registered public accountants for the fiscal year ending January 31, 2009.

Votes For	Votes Against	Abstentions	Broker Non-Votes
25,736,993	42,543	12,306	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(A)	Exhibits
10.26.1	Second Amendment, dated as of June 26, 2008, to the Second Amended and Restated Loan and Security Agreement dated as of May 17, 2006 by and among the Borrowers specified therein and Wells Fargo Retail Finance II, LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 30, 2008)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certification under section 906 by the Chief Executive Officer.*
32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: September 11, 2008	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: September 11, 2008	By:	/s/ Stephen A. Feldman
Stephen A. Feldman
Chief Financial Officer