Form 10-Q
period 2008-11-01
dELiAs, Inc.
filed 2008-12-10
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number: 000-51648

dELiA*s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West 23rd Street, New York, NY 10010

(Address of Principal Executive Offices) (Zip Code)

(212) 590-6200

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes.  ☒    No.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of December 9, 2008 the registrant had 31,108,981 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at November 1, 2008 (unaudited), February 2, 2008 (unaudited) and November 3, 2007 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended November 1, 2008 (unaudited) and November 3, 2007 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2008 (unaudited) and November 3, 2007 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
	SIGNATURES
	EXHIBIT INDEX
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,966	$11,399	$8,592
Inventories, net	40,208	27,423	33,423
Prepaid catalog costs	5,344	3,666	5,770
Other current assets	6,396	6,641	7,879
Assets of discontinued operations held for sale	46,905	44,594	47,885

Total current assets	106,819	93,723	103,549

Property and equipment, net	54,423	51,901	51,801
Goodwill	12,073	12,073	12,073
Intangible assets, net	2,447	2,517	2,541
Other assets	196	317	382

Total assets	$175,958	$160,531	$170,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$30,190	$22,611	$26,911
Bank loan payable	13,813	—	12,169
Current portion of mortgage note payable	2,260	203	2,453
Accrued expenses and other current liabilities	26,676	30,351	29,055
Liabilities held for sale	330	—	—

Total current liabilities	73,269	53,165	70,588

Deferred credits and other long-term liabilities	10,166	7,979	8,867
Long-term portion of mortgage note payable	—	2,212	—

Total liabilities	83,435	63,356	79,455

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value; 100,000,000 shares authorized; 31,108,981, 31,026,473 and 30,879,227 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	97,494	96,733	96,600
(Accumulated deficit) retained earnings	(5,002)	411	(5,740)

Total stockholders’ equity	92,523	97,175	90,891

Total liabilities and stockholders’ equity	$175,958	$160,531	$170,346

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net revenues	$56,946	$52,017	$148,406	$134,432
Cost of goods sold	35,895	32,967	96,628	87,840

Gross profit	21,051	19,050	51,778	46,592
Selling, general and administrative expenses	23,623	23,227	68,399	64,331
Impairment of long-lived assets	574	—	574	—

Total operating expenses	24,197	23,227	68,973	64,331

Operating loss	(3,146)	(4,177)	(17,195)	(17,739)
Interest (expense) income, net	(209)	(168)	(501)	119

Loss from continuing operations before income taxes	(3,355)	(4,345)	(17,696)	(17,620)
Benefit for income taxes	(4,296)	(1,647)	(6,331)	(3,651)

Income (loss) from continuing operations	941	(2,698)	(11,365)	(13,969)
Income from discontinued operations, net of income taxes	2,577	2,710	5,952	5,628

Net income (loss)	$3,518	$12	$(5,413)	$(8,341)

Basic net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.03	$(0.09)	$(0.37)	$(0.45)
Income from discontinued operations	0.08	0.09	0.19	0.18

Net income (loss)	$0.11	$0.00	$(0.17)	$(0.27)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	31,108,981	30,858,372	31,063,088	30,827,206

Diluted net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.03	$(0.09)	$(0.37)	$(0.45)
Income from discontinued operations	0.08	0.09	0.19	0.18

Net income (loss)	$0.11	$0.00	$(0.17)	$(0.27)

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	31,128,163	30,993,804	31,063,088	30,827,206

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,413)	$(8,341)
Income from discontinued operations	5,952	5,628

Loss from continuing operations	(11,365)	(13,969)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	6,450	5,561
Impairment of long-lived assets	574	0
Stock-based compensation	761	784
Changes in operating assets and liabilities:
Inventories	(12,785)	(10,510)
Prepaid catalog costs and other current assets	(1,433)	(4,371)
Other noncurrent assets	121	257
Accounts payable, accrued expenses and other liabilities	7,385	11,143

Total adjustments	1,073	2,864

Net cash used in operating activities of continuing operations	(10,292)	(11,105)
Net cash provided by (used in) operating activities of discontinued operations	3,971	(4,682)

Net cash used in operating activities	(6,321)	(15,787)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,770)	(17,269)

Net cash used in investing activities	(10,770)	(17,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	13,813	12,169
Payment of mortgage note payable	(155)	(92)
Proceeds from exercise of employee stock options	—	697

Net cash provided by financing activities	13,658	12,774

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,433)	(20,282)
CASH AND CASH EQUIVALENTS, beginning of period	11,399	28,874

CASH AND CASH EQUIVALENTS, end of period	$7,966	$8,592

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$481	$329

Cash paid during the period for taxes	$286	$548

Capital expenditures incurred not yet paid	$1,045	$2,527

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the discussion and analysis below, when we refer to “Alloy, Inc.”, we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy”, we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate; when we refer to “dELiA*s Corp.”, we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp.; when we refer to “dELiA*s, Inc.,” the “Company”, “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005; and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended November 1, 2008 and November 3, 2007 is unaudited. The accompanying condensed consolidated financial information at February 2, 2008 was derived from the audited consolidated financial statements at February 2, 2008.

1. Business and Basis of Presentation

Business

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting girls and young women between the ages of 12 and 19. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling predominantly to teenage consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and the e-commerce webpages, we sell many name brand products, along with our own proprietary brand products in key teenage spending categories, directly to consumers in the teen market, including apparel, accessories, footwear and room furnishings. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at November 1, 2008 and November 3, 2007 and for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at February 2, 2008 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated.

Discontinued Operations and Assets Held for Sale

On September 29, 2008, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Skate Direct, LLC, a wholly-owned subsidiary of the Company (“Skate Direct” or “CCS”), Foot Locker, Inc. (“Foot Locker”) solely for purposes of Section 10.13(b) thereof, and Zephyr Acquisition, LLC, a wholly-owned subsidiary of Foot Locker (“Buyer”). Subject to the terms and conditions of the Asset Purchase Agreement, Skate Direct agreed to sell the assets related to its CCS business to Buyer, and Buyer agreed to purchase such assets and assume certain related liabilities, for a purchase price of $102 million, subject to adjustment as provided in the Asset Purchase Agreement. Each of dELiA*s and Foot Locker agreed to guarantee specified obligations of Skate Direct and Buyer, respectively, under the Asset Purchase Agreement. dELiA*s also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction.

         In connection with this transaction, on September 29, 2008, the Company entered into the following related agreements: (1) the Company and Skate Direct entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Alloy, Inc. pursuant to which Skate Direct agreed to acquire from Alloy certain intellectual property assets used specifically in the CCS business (which were then transferred to Buyer at closing), (2) the Company and Alloy, Inc. entered into a Media Placement Services Agreement (the “Media Placement Services Agreement”) pursuant to which the Company agreed to purchase specified media services from Alloy, Inc. over a three-year period and (3) the Company and Alloy, Inc. entered into an amendment (the “Media Services Amendment”) to their Media Services Agreement, dated as of February 15, 2006, as amended (the “Media Services Agreement”), to exclude the CCS business from the coverage of the Media Services Agreement. The aggregate consideration payable to Alloy, Inc. under the IP Purchase Agreement and Media Placement Services Agreement was $9.1 million, of which $3.3 million is payable over the next three years. The Media Placement Services Agreement and Media Services Amendment were preconditions to, were contingent upon and became effective following the closing under the IP Purchase Agreement and Asset Purchase Agreement. The transaction closed on November 5, 2008 (see Note 15).

As a result of the transaction entered into above, the results of the CCS business have been reported as discontinued operations for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS.

Income from discontinued operations, net of taxes was $2.6 million and $6.0 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, and $2.7 million and $5.6 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. During the thirteen weeks ended November 1, 2008, discontinued operations included $550,000 of professional fees related to the sale of CCS.

Discontinued operations were comprised of (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net revenues	$19,834	$19,217	$50,036	$47,047
Cost of goods sold	11,086	10,776	29,583	27,173

Gross profit	8,748	8,441	20,453	19,874

Selling, general and administrative expenses	4,114	3,991	10,251	10,630
Professional fees associated with sale of CCS	550	—	550	—

Total expenses	4,664	3,991	10,801	10,630

Operating income	4,084	4,450	9,652	9,244
Provision for income taxes	1,507	1,740	3,700	3,616

Income from discontinued operations, net of income taxes	$2,577	$2,710	$5,952	$5,628

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	November 1, 2008	February 2, 2008	November 3, 2007
Inventories, net	$17,261	$15,673	$18,434
Prepaid catalog costs	1,474	751	1,281
Goodwill	28,131	28,131	28,131
Intangible assets, net	39	39	39

Total assets	$46,905	$44,594	$47,885

Customer liabilities	$330	$—	$—

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

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock-based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected useful lives, expected volatility assumptions used for calculating stock-based compensation expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrants.

Reclassifications

Results for the third quarter and first nine months of fiscal 2007 have been adjusted to reflect the operating results of the Company’s CCS business as discontinued operations. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Principles of Consolidation

The financial statements include the accounts of dELiA*s, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of November 1, 2008, February 2, 2008 and November 3, 2007 were approximately $2.5 million, $1.3 million and $2.3 million respectively.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the thirteen weeks and thirty-nine weeks ended November 1, 2008, we recorded an impairment charge of $574,000, related to an underperforming store location which was opened in 2005, in our consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, restricted stock and convertible debentures. The dilutive impact of stock options and restricted stock is determined by applying the “treasury stock” method.

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007:

	For Thirteen Weeks Ended		For Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Options, warrants and restricted shares	7,009,824	6,817,323	7,038,785	6,844,646
Conversion of 5.375% Convertible Debentures	—	—	54,867	83,381

Total	7,009,824	6,817,323	7,093,652	6,928,027

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.

Income tax reserves are determined using the methodology established by FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires companies to assess each income tax position taken using a two step approach. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.

Subsequent to its February 4, 2007 adoption of FIN 48, the Company elected to record income tax related interest in interest expense and penalties as a component of the provision for income tax expense.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 3, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities for which the effective date is February 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the adoption of SFAS 157 for its non-financial assets and liabilities to have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for the Company on February 1, 2009. The Company does not currently engage in any derivative transactions, and the Company does not anticipate SFAS 161 will have a significant impact on its consolidated financial statements.

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

3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	November 1, 2008	February 2, 2008	November 3, 2007
Construction in progress	$1,185	$2,475	$4,323
Computer equipment	11,531	10,370	9,966
Machinery and equipment	12,600	11,050	6,028
Office furniture	7,552	7,552	11,667
Leasehold improvements	35,070	29,246	26,918
Building	7,559	7,559	7,559
Land	500	500	500

	75,997	68,752	66,961
Less: accumulated depreciation and amortization	(21,574)	(16,851)	(15,160)

	$54,423	$51,901	$51,801

Depreciation and amortization expense related to property and equipment was approximately $2.8 million and $6.4 million for the thirteen and thirty-nine week periods ended November 1, 2008 and $1.9 million and $5.4 million for the thirteen and thirty-nine week periods ended November 3, 2007, respectively.

4. Intangible Assets

Our acquired intangible assets were as follows:

	November 1, 2008		February 2, 2008		November 3, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$74	$78	$71	$78	$70
Noncompetition agreements	390	390	390	356	390	341
Websites	689	689	689	689	689	689
Leaseholds	190	166	190	133	190	125

	$1,347	$1,319	$1,347	$1,249	$1,347	$1,225

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was approximately $11,000 and $71,000 for the thirteen and thirty-nine week periods ended November 1, 2008 and $23,000 and $69,000 for the thirteen and thirty-nine week periods ended November 3, 2007, respectively. As of November 1, 2008, the estimated amortization expense for the remainder of fiscal 2008 and fiscal 2009 is approximately $6,000 and $22,000, respectively.

5. Credit Facility

On May 17, 2006, dELiA*s, Inc. and certain of its wholly-owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”). The Restated Credit Facility is a secured revolving credit facility that the Company may draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million

         The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. In the third quarter of fiscal 2008, the Company obtained a temporary credit increase of $5 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million. The Restated Credit Facility has a maturity date of May 17, 2009. Our intention is to refinance the Restated Credit Facility prior to maturity.

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

At November 1, 2008, the unused available amount under the Restated Credit Facility was $7.0 million after reflecting approximately $8.3 million of outstanding letters of credit.

As of November 1, 2008, February 2, 2008 and November 3, 2007, there were $13.8 million, $-0- and $12.2 million outstanding, respectively, under the Restated Credit Facility. The weighted average interest rate for funds borrowed under the Restated Credit Facility during the thirty-nine weeks ended November 1, 2008 was 4.9%. Upon the closing of the sale of CCS, all outstanding borrowings were repaid (see Note 15).

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	November 1, 2008	February 2, 2008	November 3, 2007
Sales and use taxes payable	$809	$839	$2,097
Accrued payroll, bonus, taxes and withholdings	900	1,621	695
Accrued professional services	1,141	939	899
Credits due to customers	14,744	14,275	13,038
Allowance for sales returns	1,131	1,204	1,192
Accrued construction in progress	771	1,802	1,780
Other accrued expenses	7,180	9,671	9,354

	$26,676	$30,351	$29,055

7. Mortgage Note Payable

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and was to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009, and the mortgage note has been, accordingly, classified as current on the accompanying balance sheet. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

We were in compliance with the financial covenants for the quarter ended November 1, 2008. The mortgage loan is secured by the distribution facility and related property. The Company has not determined whether it will seek to refinance the mortgage note prior to maturity.

8. Share-Based Compensation

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

Included in selling, general and administrative expense in the financial statements for the thirteen and thirty-nine week periods ended November 1, 2008 was stock-based compensation expense of approximately $214,000 and $761,000, respectively, related to employee stock options and restricted stock. Included in selling, general and administrative expense in the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 3, 2007 was stock-based compensation expense of approximately $289,000 and $784,000, respectively, related to employee stock options and restricted stock.

         The per share weighted average fair value of stock options granted during the thirty-nine weeks ended November 1, 2008 was $0.91. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirty-Nine Weeks Ended November 1, 2008
Dividend yield	—
Risk-free interest rate	3.29%
Expected life (in years)	7
Historical volatility	60%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at February 2, 2008	5,944,657	$8.90
Options granted	414,000	1.70
Options exercised	—	—
Options cancelled	(377,109)	7.37

Options outstanding at November 1, 2008	5,981,548	$8.50

Options exercisable at November 1, 2008	3,947,652	$9.84

As of November 1, 2008, there was $508,484 of total unrecognized compensation cost related to nonvested employee share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately one year.

9. Stockholders’ equity

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on the statement of operations. As of November 1, 2008, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will also be recorded as a component of stockholders’ equity and have no impact on the statement of operations.

Restricted Stock

In fiscal 2007, the Company issued restricted stock, which is subject to vesting requirements, to five board members and one employee valued at approximately $505,000 at the dates of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which do not exceed four years. On July 30, 2008, the Board of Directors agreed to accelerate the vesting of unvested restricted stock for a former board member which resulted in an additional $47,000 of stock-based compensation for the thirty-nine weeks ended November 1, 2008.

10. Interest (Expense) Income, Net

Interest income and interest expense are presented as a net amount in the condensed consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen and thirty-nine week periods ended November 1, 2008 was $29,000 and $95,000, respectively. Interest income for the thirteen and thirty-nine week periods ended November 3, 2007 was $69,000 and $434,000, respectively.

Interest expense for the thirteen and thirty-nine-week periods ended November 1, 2008 was $238,000 and $596,000, respectively. Interest expense for the thirteen and thirty-nine week periods ended November 3, 2007 was $237,000 and $315,000, respectively. We capitalized $21,000 and $59,000 of interest expense in the thirteen and thirty-nine week periods ended November 1, 2008, respectively. We capitalized $4,000 and $144,000 of interest expense in the thirteen and thirty-nine week periods ended November 3, 2007, respectively.

11. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement (which was subsequently amended in conjunction with the sale of CCS) entered into in connection with the Spinoff, and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $224,000 and $557,000 for the thirteen and thirty-nine week periods ended November 1, 2008 and $297,000 and $825,000 for the thirteen and thirty-nine week periods ended November 3, 2007, respectively, in our financial statements in accordance with the terms of the media services agreement. We recorded $59,000 and $180,000 for the thirteen and thirty-nine week periods ended November 1, 2008 and $84,000 and $238,000 for the thirteen and thirty-nine week periods ended November 3, 2007, respectively, related to the CCS business which is included in the discontinued operations caption in our consolidated statements of operations.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement (which was subsequently amended in conjunction with the sale of CCS), and an On Campus Marketing call center agreement. We have compensated Alloy, Inc. approximately $12,000 and $107,000 for the thirteen and thirty-nine week periods ended November 1, 2008 and $73,000 and $514,000 for the thirteen and thirty-nine week periods ended November 3, 2007, respectively, in relation to the services provided under these agreements.

12. Income Taxes

The (benefit) provision for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events. The benefit for income taxes from continuing operations for the thirteen weeks ended November 1, 2008 of $4.3 million includes a year-to-date catch-up adjustment of $3.1 million. The effective income tax rate based on actual operating results for the thirteen weeks ended November 1, 2008 (excluding the catch-up adjustment) was 35.6% compared to 37.9% for the thirteen weeks ended November 3, 2007. The effective income tax rate based on actual operating results for the thirty-nine weeks ended November 1, 2008 was 35.8% compared to 20.7% for the thirty-nine weeks ended November 3, 2007. In calculating the income tax provision, the fourth quarter gain on the sale of CCS was considered. This enabled the Company to recognize a consolidated tax benefit for the thirty-nine weeks ended November 1, 2008.

As of November 1, 2008, the Company had a liability for unrecognized tax benefits of $256,300, which includes interest and penalties of $67,700. There were no changes to the Company’s unrecognized tax benefits during the thirteen and thirty-nine weeks ended November 1, 2008. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

There was $5,600 and $13,600 of interest expense recognized during the thirteen and thirty-nine week periods ended November 1, 2008, respectively, and $5,100 and $26,100 of penalties recognized during the thirteen and thirty-nine week periods ended November 1, 2008, respectively. There was $3,000 and $10,000 of interest expense recognized during the thirteen and thirty-nine week periods ended November 3, 2007, respectively. There were no penalties recognized during the thirteen and thirty-nine week periods ended November 3, 2007, respectively.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2005 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examinations, and is currently under a New York state income tax examination for the 2000 through 2002 tax years.

13. Litigation

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

14. Segment Reporting

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

The Company’s executive management assesses the performance of each operating segment based on operating income (loss), which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of catalog development, production, and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, facilities, accounting, data processing, legal and human resources). Since the CCS business is recorded as a discontinued operation, certain allocated overhead expenses have been reallocated to the remaining continuing businesses (see Note 1).

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

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
November 1, 2008	$54,496	$74,557	$129,053
February 2, 2008	$50,601	$65,336	$115,937
November 3, 2007	$51,562	$70,899	$122,461
Capital Expenditures (accrual basis)
November 1, 2008- 39 weeks ended	$718	$8,758	$9,476
November 3, 2007- 39 weeks ended	$2,141	$15,545	$17,686
Depreciation and Amortization
November 1, 2008- 39 weeks ended	$1,043	$5,407	$6,450
November 3, 2007- 39 weeks ended	$1,286	$4,211	$5,497
Goodwill
November 1, 2008	$12,073	$—	$12,073
February 2, 2008	$12,073	$—	$12,073
November 3, 2007	$12,073	$—	$12,073

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net revenues:
Direct marketing	$24,377	$24,735	$69,286	$68,107
Retail store	32,569	27,282	79,120	66,325

Total net revenue	$56,946	$52,017	$148,406	$134,432

Operating loss:
Direct marketing	$(813)	$(742)	$(2,874)	$(2,846)
Retail store	(2,333)	(3,435)	(14,321)	(14,893)

Operating loss	$(3,146)	$(4,177)	$(17,195)	$(17,739)

15. Subsequent Event

On November 5, 2008, the Company completed the sale of its CCS business. The Company received aggregate cash consideration of $103.2 million for the sale of the CCS assets and assumption of certain related liabilities.

Immediately prior to the consummation of this transaction, pursuant to the IP Purchase Agreement, CCS acquired from Alloy, Inc. certain intellectual property assets used specifically in the CCS business which were then sold to Buyer under the Asset Purchase Agreement. The Company and Alloy, Inc. had also previously entered into the Media Placement Services Agreement pursuant to which the Company agreed to purchase specified media services from Alloy over a three-year period, which became effective following the closing under the IP Purchase Agreement. The aggregate consideration to Alloy, Inc. under the IP Purchase Agreement and Media Placement Services Agreement was $9.1 million, of which $3.3 million is payable over the next three years.

We estimate a pre-tax gain of $48.5 million as a result of the sale of CCS. The gain reflects the allocation of $28.1 million of nondeductible goodwill to the CCS business. The Company expects to reduce the estimated income taxes on the gain of $31.0 million with the utilization of available net operating loss carryforwards. The Company expects that the benefit of this utilization will approximate $3.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report on Form 10-Q. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Forward Looking Statements”.

The results for the third quarter of 2008 reflect CCS as a discontinued operation for all periods presented. The Company completed its sale of the CCS business on November 5, 2008. Upon closing of the transaction, the Company received $103.2 million in cash proceeds. All financial results in this discussion are for continuing operations only unless otherwise stated.

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel and accessories, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s specialty retail stores are designed to appeal directly to consumers in the teen market. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of dELiA*s retail stores.

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

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting girls and young women between the ages of 12 and 19; to expand and develop our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and potentially exploring retail store concepts; and to carry out such strategy while controlling costs.

We expect that growth in our retail stores business, which represented 57% and 53% of our total net sales for the thirteen and thirty-nine weeks ended November 1, 2008, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 12-15% in fiscal 2009 and approximately 15% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350-400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing, which may not be available on acceptable terms or at all.

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

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business, including those formerly allocated to the CCS business;

•	Increasing retail store net square footage by approximately 12-15% in fiscal 2009 and by approximately 15% annually thereafter;

•	Monitoring and opportunistically closing underperforming stores.

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

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on-hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and inventory per average square foot ; and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

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

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.0%	63.4%	65.1%	65.3%
Gross profit	37.0%	36.6%	34.9%	34.7%
Operating expenses:
Selling, general and administrative expenses	41.5%	44.7%	46.1%	47.9%
Impairment of long-lived assets	1.0%	0.0%	0.4%	0.0%
Total operating expenses	42.5%	44.7%	46.5%	47.9%
Operating loss	(5.5)%	(8.0)%	(11.6)%	(13.2)%
Interest (expense) income, net	(0.4)%	(0.3)%	(0.3)%	0.1%
Loss before benefit for income taxes	(5.9)%	(8.4)%	(11.9)%	(13.1)%
Benefit for income taxes	7.5%	3.2%	4.3%	2.7%
Income (loss) from continuing operations	1.7%	(5.2)%	(7.7)%	(10.4)%
Income from discontinued operations	4.5%	5.2%	4.0%	4.2%
Net income (loss)	6.2%	0.0%	(3.6)%	(6.2)%

Quarter Ended November 1, 2008 Compared with the Quarter Ended November 3, 2007

Revenues

Total Revenues. Total revenues increased 9.5% to $56.9 million in the quarter ended November 1, 2008 from $52.0 million in the quarter ended November 3, 2007.

Direct Marketing Revenues. Direct marketing revenues decreased 1.4% to $24.4 million in the quarter ended November 1, 2008 from $24.7 million in the quarter ended November 3, 2007. The Direct segment results for the third quarter of fiscal 2007 and 2008 reflect the subsequent sale of our CCS business and the results from this business are reported as discontinued operations. Direct revenues also were impacted by a shift of catalog circulation from the third quarter to the fourth.

         Retail Store Revenues. Retail store revenues increased 19.4% to $32.6 million for the quarter ended November 1, 2008 from $27.3 million for the quarter ended November 3, 2007. The revenue increase was driven by new store openings which included nine net new store openings since the end of the third quarter of fiscal 2007 and a comparable store sales increase of 7.6% over the prior year. During the quarter, we opened two new stores. Accordingly, we ended the quarter ended November 1, 2008 with 96 stores in operation as compared to the 87 locations open as of November 3, 2007.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007		November 1, 2008		November 3, 2007
Channel net revenues (1):
Retail	$32,569	$27,282		$79,120		$66,325

Direct:
Catalog	4,641	5,645		12,525		15,731
Internet	19,736	19,090		56,761		52,376

Total direct	24,377	24,735		69,286		68,107

	$56,946	$52,017		$148,406		$134,432

Internet % of total direct revenues	81%	77%		82%		77%
Catalogs Mailed (1)	14,725	17,481		33,693		38,710

Number of Stores:
Beginning of period	94	80		86		74
Stores opened	2	9	*	12	**	22	***
Stores closed	0	2	*	2	**	9	***

End of Period	96	87		96		87

Total Gross Sq. Ft. End of Period	366.1	330.3		366.1		330.3

1)	Restated to exclude the CCS business
*	Totals include one store that was closed and relocated to another site in the same mall during the third quarter of fiscal 2007.
**	Totals include one store that was closed and relocated to another site in the same mall during the first quarter of fiscal 2008, and one store that was closed and relocated to another site in the same mall during the second quarter of fiscal 2008.
***	Totals include one store that was closed in the first quarter of fiscal 2007 that was remodeled and reopened during the second quarter of 2007; one store that was closed and relocated to another site in the same mall during the first quarter of fiscal 2007, one store that was closed and relocated to another site in the same mall during the second quarter of fiscal 2007, and one store that was closed and relocated to another site in the same mall during the third quarter of fiscal 2007.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended November 1, 2008 was $21.1 million or 37.0% of revenues as compared to $19.1 million or 36.6% of revenues in the quarter ended November 3, 2007.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended November 1, 2008 was $11.3 million or 46.3% of revenues as compared to $11.6 million or 47.1% of revenues for the quarter ended November 3, 2007. The decrease was primarily attributable to increases in postage and handling costs related to fuel surcharges.

Retail Store Gross Profit. Retail store gross profit for the quarter ended November 1, 2008 was $9.8 million or 30.0% of revenues as compared to $7.4 million or 27.3% of revenues for the quarter ended November 3, 2007. This 270 basis point increase in gross profit percentage in the current quarter was the result of increased initial mark-ups and better sell throughs at full prices, as well as leveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses decreased to 41.5% for the quarter ended November 1, 2008 from 44.7% for the quarter ended November 3, 2007. In total dollars, selling, general and administrative expenses increased $0.4 million, from $23.2 million in the quarter ended November 3, 2007 to $23.6 million in the quarter ended November 1, 2008. The overhead expenses which had been previously allocated to the CCS business have now been reallocated to continuing operations in both 2008 and 2007. These costs are approximately $6.8 million on an annualized basis.

In the third quarter of fiscal 2008, the Company recorded a noncash impairment charge of $574,000 related to an underperforming store location that was opened in 2005.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses decreased from $12.4 million in the quarter ended November 3, 2007 to $12.1 million in the quarter ended November 1, 2008. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased from 50.1% in the quarter ended November 3, 2007 to 49.7% in the quarter ended November 1, 2008. This reduction was driven by a decrease in catalog costs attributable to planned circulation cuts and book design economies, offset by the effect of postage and paper increases.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased from $10.8 million in the quarter ended November 3, 2007 to $11.5 million in the quarter ended November 1, 2008. As a percentage of related revenues, retail selling, general and administrative expenses decreased from 39.8% for the quarter ended November 3, 2007 to 35.4% in the quarter ended November 1, 2008. The decrease was primarily due to the leveraging of store costs, as well as other operating expenses, and decreased pre-opening costs due to fewer store openings during the third quarter of 2008.

Operating Loss

Total Operating Loss. Our total operating loss was $3.1 million for the quarter ended November 1, 2008 as compared to a loss of $4.2 million for the quarter ended November 3, 2007.

Direct Marketing Operating Loss. Direct marketing operating loss was $0.8 million for the quarter ended November 1, 2008 as compared to a loss of $0.7 million for the quarter ended November 3, 2007.

Retail Store Operating Loss. Operating loss from retail stores was $2.3 million for the quarter ended November 1, 2008 as compared to a loss of $3.4 million for the quarter ended November 3, 2007.

Interest (expense) income, net

We recorded net interest expense of $209,000 in the quarter ended November 1, 2008 as compared with $168,000 in the quarter ended November 3, 2007. Interest expense is related to the mortgage note for our Hanover, Pennsylvania facility and the increase in borrowings under the Restated Credit Facility. Reduced interest income resulted from the lower cash balances during fiscal 2008.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit from continuing operations of $4.3 million in the quarter ended November 1, 2008 and an income tax benefit of $1.6 million for the quarter ended November 3, 2007. The benefit for income taxes from continuing operations for the thirteen weeks ended November 1, 2008 of $4.3 million includes a year-to-date catch-up adjustment of $3.1 million. The effective income tax rate based on actual operating results for the 13 weeks ended November 1, 2008 (excluding the catch-up adjustment) was 35.6% compared to 37.9% for the 13 weeks ended November 3, 2007.

Thirty-Nine Weeks Ended August 2008 compared with Thirty-Nine Weeks Ended November 3, 2007

Revenues

Total Revenues. Total revenues increased 10.4% to $148.4 million in the thirty-nine weeks ended November 1, 2008 from $134.4 million in the thirty-nine weeks ended November 3, 2007.

Direct Marketing Revenues. Direct marketing revenues increased 1.7% to $69.3 million in the thirty-nine weeks ended November 1, 2008 from $68.1 million in the thirty-nine weeks ended November 3, 2007. Direct revenues increased primarily on the strength of the dELiA*s brand. The direct business showed productivity increases offsetting the impact of the planned circulation cuts.

Retail Store Revenues. Retail store revenues increased 19.3% to $79.1 million for the thirty-nine weeks ended November 1, 2008 from $66.3 million for the thirty-nine weeks ended November 3, 2007. The revenue increase was driven by new store openings, as well as a comparable store sales increase of 5.4% over the prior year. During the thirty-nine weeks ended November 1, 2008, we opened 10 new stores and relocated 2 stores. Accordingly, we ended the thirty-nine weeks ended November 1, 2008 with 96 stores in operation as compared to the 87 locations open as of November 3, 2007.

Gross Profit

Total Gross Profit. Total gross profit for the thirty-nine weeks ended November 1, 2008 was $51.8 million or 34.9% of revenues as compared to $46.6 million or 34.7% of revenues in the thirty-nine weeks ended November 3, 2007.

Direct Marketing Gross Profit. Direct marketing gross profit for the thirty-nine weeks ended November 1, 2008 was $31.9 million or 46.0% of revenues as compared to $31.7 million or 46.5% of revenues for the thirty-nine weeks ended November 3, 2007. The 50 basis point decline was primarily attributable to reduced net shipping and handling income as a result of an increased proportion of orders with free shipping and a significant increase in costs due to higher rates and fuel surcharges.

Retail Store Gross Profit. Retail store gross profit for the thirty-nine weeks ended November 1, 2008 was $19.9 million or 25.2% of revenues as compared to $14.9 million or 22.5% of revenues for the thirty-nine weeks ended November 3, 2007. The 270 basis point increase in gross profit percentage was primarily the result of increased initial mark-ups and better sell throughs at full prices.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses decreased to 46.1% for the thirty-nine weeks ended November 1, 2008 from 47.9% for the thirty-nine weeks ended November 3, 2007. In total dollars, selling, general and administrative expenses increased $4.1 million, from $64.3 million in the thirty-nine weeks ended November 3, 2007 to $68.4 million in the thirty-nine weeks ended November 1, 2008.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses increased from $34.5 million in the thirty-nine weeks ended November 3, 2007 to $34.7 million in the thirty-nine weeks ended November 1, 2008. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased from 50.7% in the thirty-nine weeks ended November 3, 2007 to 50.1% in the thirty-nine weeks ended November 1, 2008. This reduction was driven by a decrease in catalog costs attributable to planned circulation cuts and book design economies, offset by the effect of postage and paper increases.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased from $29.8 million in the thirty-nine weeks ended November 3, 2007 to $33.7 million in the thirty-nine weeks ended November 1, 2008. As a percentage of related revenues, retail selling, general and administrative expenses decreased from 44.9% for the thirty-nine weeks ended November 3, 2007 to 42.6% in the thirty-nine weeks ended November 1, 2008. The decrease was primarily due to the leveraging of store costs as well as other operating expenses and decreased pre-opening costs due to fewer store openings.

Operating Loss

Total Operating Loss. Our total operating loss was $17.2 million for the thirty-nine weeks ended November 1, 2008 as compared to a loss of $17.7 million for the thirty-nine weeks ended November 3, 2007.

Direct Marketing Operating Loss. Operating loss from the direct marketing segment was $2.9 million for the thirty-nine weeks ended November 1, 2008 as compared to a loss of $2.8 million for the thirty-nine weeks ended November 3, 2007.

Retail Store Operating Loss. Operating loss from retail stores was $14.3 million for the thirty-nine weeks ended November 1, 2008 versus a loss of $14.9 million for the thirty-nine weeks ended November 3, 2007.

Interest (expense) income, net

We recorded net interest expense of $501,000 in the thirty-nine weeks ended November 1, 2008 and net interest income of $119,000 in the thirty-nine weeks ended November 3, 2007. Interest expense is related to the mortgage note for our Hanover, Pennsylvania facility and the increase in borrowings under the Restated Credit Facility. Reduced interest income resulted from the lower cash balances during fiscal 2008.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate. We recorded an income tax benefit of $6.3 million in the thirty-nine weeks ended November 1, 2008 and income tax benefit of $3.7 million for the thirty-nine weeks ended November 3, 2007. The effective income tax rate based on actual operating results for the 39 weeks ended November 1, 2008 was 35.8% compared to 20.7% for the 39 weeks ended November 3, 2007. In calculating the income tax provision, the fourth quarter gain on the sale of CCS was considered. This enabled the Company to recognize a consolidated tax benefit for the thirty-nine weeks ended November 1, 2008.

Discontinued Operations and Assets Held for Sale

On September 29, 2008, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Skate Direct, LLC, a wholly-owned subsidiary of the Company (“Skate Direct”), Foot Locker, Inc. (“Foot Locker”) solely for purposes of Section 10.13 (b) thereof, and Zephyr Acquisition, LLC, a wholly-owned subsidiary of Foot Locker (“Buyer”). Subject to the terms and conditions of the Asset Purchase Agreement, Skate Direct agreed to sell the assets related to its CCS business to Buyer, and Buyer agreed to purchase such assets and assume certain related liabilities, for a purchase price of $102 million, subject to adjustment as provided in the Asset Purchase Agreement. Each of dELiA*s and Foot Locker agreed to guarantee specified obligations of Skate Direct and Buyer, respectively, under the Asset Purchase Agreement. dELiA*s also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction.

In connection with this transaction, on September 29, 2008, the Company entered into the following related agreements: (1) the Company and Skate Direct entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Alloy, Inc. pursuant to which Skate Direct agreed to acquire from Alloy certain intellectual property assets used specifically in the CCS business (which were then transferred to Buyer at closing), (2) the Company and Alloy, Inc. entered into a Media Placement Services Agreement (the “Media Placement Services Agreement”) pursuant to which the Company agreed to purchase specified media services from Alloy, Inc. over a three-year period and (3) the Company and Alloy, Inc. entered into an amendment (the “Media Services Amendment”) to their Media Services Agreement, dated as of February 15, 2006, as amended (the “Media Services Agreement”), to exclude the CCS business from the coverage of the Media Services Agreement. The aggregate consideration payable to Alloy, Inc. under the IP Purchase Agreement and Media Placement Services Agreement was $9.1 million, of which $3.3 million is payable over the next three years. The Media Placement Services Agreement and Media Services Amendment were preconditions to, were contingent upon and became effective following the closing under the IP Purchase Agreement and Asset Purchase Agreement. The transaction closed on November 5, 2008 (see Note 15 of condensed consolidated financial statements).

As a result of the transaction entered into above, the operating results of the CCS business have been reported as discontinued operations for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS.

Income from discontinued operations, net of taxes was $2.6 million and $6.0 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, and $2.7 million and $5.6 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. During the thirteen weeks ended November 1, 2008, discontinued operations included $550,000 of professional fees related to the sale of CCS.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarters, our working capital requirements increase and have typically been funded by our cash balances and borrowings under the Restated Credit Facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

We expect the net proceeds from the sale of CCS, cash flow from operations and availability under our Restated Credit Facility will be sufficient to meet our expected cash requirements for operations and planned capital expenditures for the foreseeable future.

Net cash used in operating activities was $10.3 million in the thirty-nine weeks ended November 1, 2008, compared with $11.1 million in the thirty-nine weeks ended November 3, 2007. The cash used in operating activities in the thirty-nine weeks ended November 1, 2008 was due primarily to funding the net operating losses in the retail segment offset by improved inventory management and the timing of vendor payments.

Cash used in investing activities was $10.8 million in the thirty-nine weeks ended November 1, 2008, compared with $17.3 million in the thirty-nine weeks ended November 3, 2007, which included the build out of our new corporate offices. The $10.8 million used in fiscal 2008 was primarily due to capital expenditures associated with the construction of our new retail stores. Ten new stores were opened during the thirty-nine weeks ended November 1, 2008 and two stores were relocated.

Cash provided by financing activities was $13.7 million in the thirty-nine weeks ended November 1, 2008, primarily related to borrowing under the Restated Credit Facility. Cash provided by financing activities in the thirty-nine weeks ended November 3, 2007 was $12.8 million.

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

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. In the third quarter of fiscal 2008, the Company obtained a temporary credit increase of $5 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million. The Restated Credit Facility has a maturity date of May 17, 2009. Our intention is to refinance the Restated Credit Facility prior to maturity.

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

At November 1, 2008, the unused available amount under the Restated Credit Facility was $7.0 million after reflecting approximately $8.3 million of outstanding letters of credit.

As of November 1, 2008, February 2, 2008 and November 3, 2007, there were $13.8 million, $-0- and $12.2 million outstanding, respectively, under the Restated Credit Facility. The weighted average interest rate for funds borrowed under the Restated Credit Facility during the thirty-nine weeks ended November 1, 2008 was approximately 4.9%. Upon the closing of the sale of CCS on November 5, 2008, all then outstanding borrowings were repaid.

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and was to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009 and the mortgage note has been, accordingly, classified as current on the accompanying balance sheet. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

We were in compliance with the financial covenants for the quarter ended November 1, 2008. The mortgage loan is secured by the distribution facility and related property. The Company has not determined whether it will seek to refinance the mortgage note prior to maturity.

Contractual Obligations

The following table presents our significant contractual obligations as of November 1, 2008 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Restated Credit Facility	$13,813	$13,813	$—	$—	$—
Mortgage Loan Agreement Principal (1)	2,260	2,260	—	—	—
Interest on Mortgage Loan (1)	95	95	—	—	—
Operating Lease Obligations (2)	110,468	15,631	29,005	25,355	40,477
Purchase Obligations (3)	25,180	25,180	—	—	—
Future Severance-Related Payments (4)	1,638	1,638	—	—	—

Total	$153,454	$58,617	$29,005	$25,355	$40,477

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements
(4)	Our future severance-related payments primarily consist of severance agreements with existing employees. The amounts above do not reflect the impact of new employment agreements signed on December 2, 2008 that superseded existing employment agreements for two executives, which would increase the amount by $1.4 million.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a media services agreement (see Note 11 to our condensed consolidated financial statements) entered into in connection with the Spinoff. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. We recorded revenues of $224,000 and $557,000 for the thirteen and thirty-nine week periods ended November 1, 2008 and $297,000 and $825,000 for the thirteen and thirty-nine week periods ended November 3, 2007, respectively, in our financial statements in accordance with the terms of the media services agreement (see Note 1 to the condensed consolidated financial statements).

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the thirteen weeks and thirty-nine weeks ended November 1, 2008, we recorded an impairment charge of $574,000, related to an underperforming store location which was opened in 2005, in our consolidated statements of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 3, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities for which the effective date is February 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the adoption of SFAS 157 for its non-financial assets and liabilities to have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments, SFAS 161, which applies only to disclosures, is effective for the Company on February 1, 2009. The Company does not currently engage in any derivative transactions, and the Company does not anticipate SFAS 161 will have a significant impact on its consolidated financial statements.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on the statement of operations. As of November 1, 2008, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will also be recorded as a component of stockholders’ equity and have no impact on the statement of operations.

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

Subsequent Event

On November 5, 2008, the Company completed the sale of its CCS business to a wholly-owned subsidiary of Foot Locker. The Company received aggregate cash consideration of $103.2 million for the sale of the CCS assets and assumption of certain related liabilities.

Immediately prior to the consummation of this transaction, pursuant to the IP Purchase Agreement, CCS acquired from Alloy, Inc. certain intellectual property assets used specifically in the CCS business which were then sold to Buyer under the Asset Purchase Agreement. The Company and Alloy, Inc. had also previously entered into the Media Placement Services Agreement pursuant to which the Company agreed to purchase specified media services from Alloy, Inc. over a three-year period, which became effective following the closing under the IP Purchase Agreement. The aggregate consideration to Alloy, Inc. under the IP Purchase Agreement and Media Placement Services Agreement was $9.1 million, of which $3.3 million is payable over the next three years.

We estimate a pre-tax gain of $48.5 million as a result of the sale of CCS. The gain reflects the allocation of $28.1 million of nondeductible goodwill to the CCS business. The Company expects to reduce the estimated income taxes on the gain of $31.0 million with the utilization of available net operating loss carryforwards. The Company expects that the benefit of this utilization will approximate $3.2 million.

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

Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions, including the currently difficult economic environment and recent turmoil in financial and credit markets; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; our inability to implement our retail store expansion strategy as a result of unexpected or increased costs or delays in the development and expansion of our retail chain or our inability to fund our retail expansion with operating cash as a result of either lower sales, higher than anticipated costs, and/or other factors; our inability to refinance the Restated Credit Facility; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the Securities and Exchange Commission. Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

         As of November 1, 2008, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item. Revolving loans under the Restated Credit Facility bear interest at rates that are tied to the LIBOR and Prime Rate, and, therefore, we could be exposed to changes in interest rates. The Company has not considered this exposure material.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, November 1, 2008, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS No. 5, “Accounting for Contingencies” when assessing pending or potential litigation.

The information set forth in Part I, Note 13 on page 12 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 except for the additional risk factor set forth below.

The current financial crisis and general economic conditions may adversely impact our results of operations.

Declines in discretionary spending, the availability of consumer credit and consumer confidence may adversely affect our performance. Recent turmoil in worldwide financial markets, accompanied by recessionary domestic and foreign economies, high unemployment rates, increases in fuel, energy and other costs, conditions in the residential real estate and mortgage markets, reductions in available disposable income and access to consumer credit, as well as a lack of consumer confidence in the United States’ economy, among other factors, may all adversely affect consumer spending behavior. As a retailer, our businesses are sensitive to consumer spending patterns and preferences. Our revenues and gross margins from continuing operations have increased during the current fiscal year, and our operating losses from continuing operations have narrowed. However, consumer purchases of discretionary items and retail products have weakened and may continue to decline as a result of the factors noted above, among others. Therefore, our sales, profitability and growth may continue to be adversely affected by the ongoing unfavorable economic conditions. There are no guarantees that present or future government programs will help bring an end to the current economic recession or stabilize factors that may affect our sales and profitability. The length of the current economic downturn cannot be determined and may continue to impact consumer purchases of our merchandise and, accordingly, may adversely impact our results of operations.

*    *    *    *    *

The foregoing risk factor should be read in conjunction with the risk factors and the other information set forth in our most recent Annual Report on Form 10-K and our other periodic reports filed with the Securities Exchange Commission. Our risk factors, together with the notes set forth in this Form 10-Q and our other periodic reports under the caption “Forward Looking Statements”, is not exhaustive. For example, there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business, or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. We assume no obligation (and specifically disclaim any such obligation) to update our risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

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

dELiA*s, Inc.

Date: December 10, 2008	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: December 10, 2008	By:	/s/ Stephen A. Feldman
Stephen A. Feldman
Chief Financial Officer