Form 10-K
period 2009-01-31
dELiAs, Inc.
filed 2009-04-16
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”. “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐         Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 2, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on such date, was $41,631,915.

As of April 8, 2009, there were outstanding 31,199,889 shares of the Registrant’s Common Stock.

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

In this Form 10K the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including dELiA*S Corp and Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

Overview

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting the approximately 33 million girls and young women that, according to published estimates, are between the ages of 12 and 19, a demographic that is among the fastest growing in the United States. We generate revenue by selling predominantly to teenage consumers through direct mail catalogs, websites and mall-based specialty retail stores. We operate two brands—dELiA*s and Alloy—each of which we believe are well-established, differentiated, lifestyle brands. Through our e-commerce webpages, catalogs and retail stores, dELiA*s (the brand) offers a wide variety of product categories to teenage girls to cater to an entire lifestyle. We believe Alloy is a prominent branded junior apparel catalog and e-commerce site for teenage girls and young women.

Through our catalogs and the e-commerce webpages, we sell many products of well-known name brands, along with our own proprietary brand products in key teenage spending categories, directly to the teen market. These products include apparel and accessories. Our mall-based dELiA*s specialty retail stores derive revenue primarily from the sale of proprietary apparel and accessories and, to a lesser extent now, branded apparel to teenage girls.

Our focus on a diverse collection of name brands and proprietary brands allows us to adjust our merchandising strategy quickly as fashion trends change. In addition, we strive to keep our merchandise mix fresh by regularly introducing new brands and styles. Our two proprietary brands provide us an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise at a lower price than the brand name merchandise, while permitting improved gross profit margins. Our proprietary brands also allow us to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise from our vendors to us, and from us to our customers.

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

Alloy, Inc. launched the Alloy website in August, 1996 and began generating significant revenues in August, 1997 following the distribution of the first Alloy catalog. In addition, Alloy, Inc. acquired CCS in July, 2000. Subsequently, Alloy, Inc. acquired dELiA*s Corp. in September, 2003. Thereafter, in 2004, Alloy, Inc. formed Alloy Merchandising Group, LLC (subsequently converted into dELiA*s, Inc. in August of 2005) to operate its direct marketing and retail store businesses.

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

We had also previously operated CCS which is a premiere catalog and e-commerce site for skateboarding and snowboarding equipment, apparel and footwear products, primarily targeting teenage boys. Effective November 5, 2008, we sold the assets and certain liabilities related to the CCS business to a subsidiary of Foot Locker, Inc. Please see section below titled Discontinued Operations and Assets Held for Sale for a more detailed description of this transaction. Our former CCS business is treated as discontinued operations. All amounts in this Form 10K are for continuing operations only unless otherwise specified.

The Brands

dELiA*s

dELiA*s develops, markets and sells primarily its own lifestyle brand, and to a lesser extent third-party brands, in its retail stores, as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, sleepwear, swimwear, roomwear, footwear, outerwear and key accessories targeted primarily at trend-setting, fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus its marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school juniors, because we believe that these teenagers influence the buying activities of younger teens. In fiscal 2008, dELiA*s circulated approximately 21.6 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls via mall-based specialty retail stores. The majority of dELiA*s’ merchandise is privately branded and sold under the dELiA*s label. As of January 31, 2009, we operated 97 dELiA*s mall-based specialty retail stores. These stores range in size from approximately 2,500 to 5,100 square feet with an average size of approximately 3,800 square feet.

Alloy

Alloy markets and sells branded junior apparel (including extended sizes), accessories, swimwear, footwear and outerwear targeting teenage girls via catalogs and the internet. Alloy offers a wide selection of well-known, juniors-targeted name brands, such as Truck Jeans, JP Originals, Brandon Thomas and Junkfood. In fiscal 2008, Alloy circulated approximately 24.9 million catalogs.

Business Strengths

We believe that our business strengths will enable us to continue to expand our catalog and retail store base and grow profitably. We believe our principal business strengths include:

Broad Access to Teenage Consumers

In fiscal 2008, we reached a significant portion of the approximately 33 million teenage consumers in the United States by:

•	circulating approximately 46.5 million direct mail catalogs for our two brands, with an average of one new book per brand being mailed each month;

•	communicating with select segments of our database by sending, on average, over 7.8 million emails per week to those of our target audience who have opted into receiving such emails; and

•	owning and operating 97 dELiA*s retail stores in 31 states as of January 31, 2009.

Comprehensive Teenage Databases

Our dELiA*s and Alloy databases contained information about approximately 10.9 million persons who have purchased products or requested catalogs directly from us as of January 31, 2009, including approximately 2.6 million persons who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our databases give us the ability to review a variety of valuable information that may include age, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our databases with information we gather through retail stores, direct marketing programs and purchased customer lists. We also have access to certain information collected through Alloy, Inc.’s data sources. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts, as well as locate new retail stores in customer-rich locations.

Operating Flexibility

We attempt to maintain significant flexibility in the operation of our business so that we can react quickly to changes in customer preferences. We regularly review the sales performance of our merchandise in an effort to identify and respond to changing trends and consumer preferences. When purchasing merchandise from our vendors, we pursue a strategy that is designed to maximize our speed to market. We strive to establish strong and loyal relationships with our suppliers which we believe allows us to quickly obtain merchandise and ship it to our warehouse for direct sales or our retail stores for retail sales. Currently, we are able to replenish a majority of our merchandise within 45 to 60 days. The e-commerce webpages and our databases allow us to quickly update our merchandise presentations, promotions, and display of offerings in an effort to create excitement for our customers with whom we can communicate via email, which, for many, is their chosen media of communication. In fiscal 2008, approximately 81% of our direct marketing revenues were generated through sales made through our e-commerce webpages.

Experienced Management Team

Our senior management has significant retail and direct marketing experience, with an average of over 20 years in the retail, catalog and e-commerce apparel businesses.

Our Business Strategy

Our strategy is to improve upon our strong competitive position as a direct marketing company primarily targeting teenagers; the expansion and development of our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by evaluating other branded direct marketing and retail store concepts; and to carry out such strategy while controlling costs. The key elements of our strategy are as follows:

Direct Marketing Strategy

Our direct marketing strategy is designed to minimize our exposure to risks associated with rapidly changing fashion trends and facilitate speed to market and the flexibility with which we are able to purchase and stock in a wide assortment of merchandise. Our primary objective is to reflect, rather than shape, teenage styles and tastes. We develop exclusive merchandise and select name brand merchandise from what we believe are quality manufacturers and name brands. Our buyers and merchandisers work closely with our many suppliers to develop products to our specifications. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of teenagers. Through this strategy, we believe we are able to minimize design risk and make final product selections only two to seven months before the products are brought to market, not the typical six to nine months required by many apparel retailers. We believe this allows us to stay current with the tastes of the market, and unlike others in our industry that require a longer lead time to bring goods to the market, we believe our strategy enables us to receive a continuous allotment of goods from our suppliers and carry the proper amount of inventory. A possible trade-off on our supply practice is that we have less control over the manufacturing process, which could potentially lead to problems with quality.

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

Because dELiA*s and Alloy are recognized and popular brands among teenage consumers, our e-commerce webpages and catalogs are a valuable marketing tool for our suppliers. As a result, our suppliers often contractually agree to grant us online and catalog exclusivity for products we develop and select, based on our prior relationship with the supplier and the volume we expect to purchase from the supplier. We believe this exclusivity makes the merchandise in the dELiA*s and Alloy catalogs more attractive to our target audience and helps to protect our product margins. Our merchandise selection includes products from many leading suppliers and name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-known name brands such as Converse. Brands currently offered through Alloy include names such as Truck Jeans, Vigoss, Paris Blues, Revolt and Nick.

Our database management and mailing strategy is designed to efficiently gather, maintain and utilize the information collected within our databases. Our databases are maintained by a third-party vendor providing address hygiene, duplicate identification and modeling capabilities. The databases enable detailed selections based on general industry practices, but enable greater specificity when required, based on maintaining any transactional history, plus additional demographic information to the extent provided to us, for every individual and household listed in the databases.

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

Trained sales personnel are available for the dELiA*s and Alloy brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers. From the hours of 8:00 A.M. to 12:00 A.M. Eastern Time (“ET”), calls are routed to our call center, with overflow calls and calls received from the hours of 12:00 A.M. to 8:00 A.M. ET, being routed to a third-party provider whose sales personnel are also trained by us. Our trained customer service representatives are available for the dELiA*s and Alloy brands from the hours of 8:00 A.M. to 12:00 A.M. ET, and these calls are handled exclusively at our call center. A single management team, with dedicated personnel for each brand, oversees all sales personnel and customer service representatives.

Retail Strategy

Our current strategy is to grow our stores’ net square footage by approximately 12-15% in fiscal 2009, and by approximately 15% annually thereafter. We monitor the performance of our existing retail stores and may from time-to-time close additional underperforming stores as appropriate. When we determine to close a retail store, we negotiate with landlords to determine the quickest and most cost-effective way to exit such location. Store activity for the past two fiscal years follows:

	Fiscal
	2008		2007
Number of Stores:
Beginning of period	86		74
Stores Opened	13	*	23	**
Stores Closed	2	*	11	**

End of Period	97		86

Total Gross Sq. Ft @ end of period (in thousands)	370.1		327.1

*	Totals include two stores that were closed and relocated to alternative sites in the same malls during fiscal 2008.
**	Totals include one store that was closed, remodeled and reopened during fiscal 2007, and three stores that were closed and relocated to alternative sites in the same malls during fiscal 2007.

We plan our new stores to generate, on average, approximately $1.5 million in net sales in the first full year of operation based on 3,800 gross square feet, to have a four-wall cash contribution margin of at least 15% in the first year and to have a net build-out cost, including inventory, of approximately $680,000. We define contribution margin as store gross profit less direct cash costs of operating the store.

We designed the new dELiA*s stores to be clearly recognizable as a sportswear store for fashion-right teenage girls. Many new elements are apparent in the new store design, and have been and will continue to be selectively integrated into existing stores. First and foremost is the merchandising strategy. We have reduced the proportion of accessories and non-apparel offered in the retail stores and have focused our merchandise display on key sportswear categories, with a significant increase in denim, for example.

We rolled out a new store design that reinforces this new merchandising focus. Designed by a leading retail architecture firm, the stores have a display window with mannequins featuring the latest items, backed by an opaque screen. The entrances are offset and the design intention is to give the customer a sense of privacy in her own exclusive place. The new stores are wider and slightly larger on average than the average size of our existing stores The new stores have averaged approximately 45 feet in frontage and 3,850 square feet, compared to our legacy store base which averages 32 feet of frontage and 3,700 square feet—though individual stores may be smaller or larger than the averages for our legacy stores. We believe that frontage and size are critical in projecting importance when compared to our competition in the malls. The new stores were designed to look upscale, appealing to what we believe to be our database customer demographics. We believe that over half our direct customers come from households with incomes of over $75,000 per year and over 25% come from households with income over $125,000 per year. In the new store design, our fixture plan reflects what we believe to be our customer’s shopping preferences. For instance, much of the merchandise is on tables since our customers show a preference to making purchases in this manner.

Store siting is also a key strategic element of our new store expansion plan, which contemplates regionally clustered stores. Clustered stores should benefit from better store supervision, which has been difficult to maintain with our current store locations, which are spread out over relatively wide geographical areas. Each store is open during mall shopping hours and has a store manager, a co-manager, one or more assistant managers for higher volume stores and eight to thirty part-time sales associates. Currently, district managers supervise six to eleven stores covering a wide geographic area, with twelve district managers reporting to a national sales manager. We believe our new clustering strategy should enable our district managers to supervise more stores than they do currently, as travel time between stores should be reduced as clustering increases store density.

Another critical element of our expansion plan is that we are analytical and selective about the malls in which we elect to open stores. We believe our direct businesses provide us with the competitive advantage of knowing where our customers live, and we will attempt to utilize that knowledge effectively in siting future retail stores. In addition to strong customer demographics, we look for high traffic malls, high economic growth areas and/or high income demographics in selecting new retail store locations. As a result of the current real estate environment we expect to be presented with more options in these high traffic malls and we are positioned to take advantage of these opportunities.

Our goal is to hire and retain experienced sales associates, store managers and district managers and establish clear performance goals, objectives and related corresponding incentives with respect to benchmarks such as number of items sold per sales transaction and average dollar amount per sale, which we believe will increase sales. District managers, store managers, co-managers and assistant store managers participate in an incentive program which is based on achieving predetermined sales-related goals in their respective stores or districts. We have well-established store operating policies and procedures and completed, in fiscal 2007, an extensive in-store review and revision of our training programs for new store managers and assistant store managers. We also emphasize our loss prevention program in order to control inventory shrinkage and ensure policy and procedure compliance.

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Because we sell a number of brand-name products in addition to our own two proprietary brands, we obtain products from a wide variety of manufacturers, importers and other suppliers. One vendor accounted for approximately 19% of products sold for fiscal 2008. We believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular product. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations. Net sales, by segment, are as follows:

	Fiscal
	2008	2007
	(in thousands)
Retail	$113,063	$98,069
Direct:
Catalog	19,004	23,994
Internet	83,553	79,494

Total Direct	102,557	103,488

Total Net Sales	$215,620	$201,557

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s and Alloy catalogs and e-commerce webpages, derives revenues from sales of merchandise via catalog or internet directly to consumers and advertising. Included in our direct marketing net sales of $102.6 million in fiscal 2008 were approximately $0.4 million of advertising revenues.

In fiscal 2008, each of our catalogs and associated e-commerce webpages targeted a particular segment of the teenage market and offered many name brands well known by our target customers, along with our own proprietary brands.

dELiA*s—During fiscal 2008, the dELiA*s catalog ranged from 56 to 96 pages in length. Seventeen full price versions of the dELiA*s catalog were mailed, including remails, and up to four pages per catalog were allocated to our advertising clients and marketing partners. The dELiA*s e-commerce webpages (reached through www.delias.com) are designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products and special offers.

Alloy—During fiscal 2008, the Alloy catalog ranged in length from 48 to 80 pages. We mailed seventeen full price versions of the Alloy catalog, including remails, and allocated up to six pages per catalog to our advertising clients and marketing partners. The Alloy e-commerce webpages (reached through www.alloy.com) offer the same merchandise as in the catalog, as well as additional products and special offers.

Retail Store Segment

Our retail store segment derives revenue primarily from the sale of apparel and accessories to consumers through dELiA*s stores. dELiA*s mall-based retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls. As of January 31, 2009, we operated 97 dELiA*s stores in 31 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Our retail stores range in size from approximately 2,500 to 5,100 square feet, with an average size of approximately 3,800 square feet. Retail store segment revenues for fiscal 2008 were approximately $113 million.

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

In the call center, other data and voice systems are maintained by a third-party agreement and have been hardened and made redundant with the addition of backup circuits, backup generators and other system upgrades.

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

During the fiscal year ending January 30, 2010 (“fiscal 2009”), we plan to invest in improvements in our database management and traffic tracking capabilities.

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

Seasonality

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, as compared to our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our noncash working capital requirements increase and may be funded by our cash balances and borrowings under our existing credit facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

Intellectual Property

We and Alloy, Inc. have registered, or filed applications to register various trademarks and servicemarks used in our business operations with the United States Patent and Trademark Office (the “PTO”). With respect to certain Alloy trademarks and servicemarks covering goods and services, we and Alloy, Inc. are joint owners by assignment of these trademarks and servicemarks. We and Alloy, Inc. have filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. We have further agreed to negotiate in good faith with Alloy, Inc. regarding appropriate usage rights and restrictions if the PTO denies our request. Applications for the registration of certain of our other trademarks and servicemarks are currently pending. We also use trademarks, tradenames, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others’ intellectual property.

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

Discontinued Operations and Assets Held for Sale

On September 29, 2008 Skate Direct, LLC, a wholly-owned subsidiary of the Company (“Skate Direct” or “CCS”), and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with

Foot Locker, Inc. (“Foot Locker”) solely for purposes of Section 10.13(b) thereof, and Zephyr Acquisition, LLC, a wholly-owned subsidiary of Foot Locker (“Buyer”). Subject to the terms and conditions of the Asset Purchase Agreement, Skate Direct agreed to sell the assets related to its CCS business to Buyer, and Buyer agreed to purchase such assets and assume certain related liabilities, for a purchase price of $102 million, subject to adjustment as provided in the Asset Purchase Agreement. Each of dELiA*s and Foot Locker agreed to guarantee specified obligations of Skate Direct and Buyer, respectively, under the Asset Purchase Agreement. dELiA*s also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction, which transition services have been completed.

In connection with this transaction, on September 29, 2008, the Company entered into the following related agreements: (1) the Company and Skate Direct entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Alloy, Inc. pursuant to which Skate Direct agreed to acquire from Alloy Inc. certain intellectual property assets used specifically in the CCS business (which were then transferred to Buyer at closing), (2) the Company and Alloy, Inc. entered into a Media Placement Services Agreement (the “Media Placement Services Agreement”) pursuant to which the Company agreed to purchase specified media services from Alloy, Inc. over a three-year period and (3) the Company and Alloy, Inc. entered into an amendment (the “Media Services Amendment”) to their Media Services Agreement, dated as of February 15, 2006, as amended (the “Media Services Agreement”), to exclude the CCS business from the coverage of the Media Services Agreement. The aggregate consideration payable to Alloy, Inc. under the IP Purchase Agreement and Media Placement Services Agreement was $9.1 million, of which $3.3 million is payable over the next three years. The Media Placement Services Agreement and Media Services Amendment were contingent upon and became effective following the closing under the IP Purchase Agreement and Asset Purchase Agreement.

On November 5, 2008, the Company completed the sale of its CCS business. The Company received aggregate cash consideration of $103.2 million for the sale of the CCS assets and assumption of certain related liabilities. This transaction significantly strengthened the Company’s balance sheet and recapitalized the Company at a time when financial flexibility and liquidity is important.

As a result of the transaction entered into above, the results of the CCS business have been reported as discontinued operations for fiscal 2008, fiscal 2007, and fiscal 2006.

Relationship with JLP Daisy, LLC

In February 2003, dELiA*s Brand LLC, a subsidiary of dELiA*s Corp., entered into a master license agreement with JLP Daisy to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a $16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is approximately 10 years, which is subject to an extension of up to five years under specified circumstances and further will remain in effect until JLP Daisy recoups its advance and preferred return. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including, at our option, upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. We have not recorded any amounts associated with the master license agreement.

Employees

As of January 31, 2009, we had 675 full-time and 1,598 part-time employees. Of the 675 full-time employees, 209 worked in warehouse/fulfillment/customer service; 132 worked in executive, finance, information technology and other corporate and division management and 334 were employed by our dELiA*s retail stores. Of the 1,598 part-time employees, 195 were warehouse/fulfillment/customer service staff and 1,403 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

We have a history of operating losses from continuing operations.

We incurred losses from continuing operations for the last five fiscal years. Although we expect to report net profits in the future, our expectations may not be realized and we may continue to experience losses as we continue our retail store expansion program, expand into new geographic markets and continue to maintain the operational and regulatory compliance obligations applicable to a public company. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to become profitable, in which case our financial condition would be adversely affected and our stock price could decline.

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

We and Alloy, Inc. have agreed that we will jointly own all data collected by dELiA*s and Alloy (excluding credit card data), subject to applicable laws and privacy policies, although Alloy, Inc. has agreed not to provide certain of this data to our competitors, with some limited exceptions. We have full access to all of the data, but we have agreed not to use any of the data other than in connection with our merchandising and retail store activities, except in limited situations. Nevertheless, because we and Alloy, Inc. now jointly own this database information, certain actions that Alloy, Inc. could take, such as breaching its contractual covenants, could result in our losing a significant portion of the competitive advantage we believe our databases provide to us. In such event, our business and results of operations could be adversely affected. In addition, because we have agreed to limitations on our use of that data, we will be unable to sell or license any of that data to third parties, which limits our ability to earn income from that data.

Our success depends largely on the value of our brands, and if the value of our brands were to diminish, our sales are likely to decline.

The prominence of dELiA*s and Alloy catalogs and e-commerce webpages and our dELiA*s specialty retail stores among our teenage target market are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Moreover, we anticipate that we will continue to increase the number of customers we target, through means that could include broadening the intended audience of our existing brands or creating related businesses with new retail concepts. Misjudgments by us in this regard could damage our existing or future brands. Any adverse affects on our current or future brands could result in decreases in sales.

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

In addition, the number of e-commerce visitors that we are able to convert into purchasers may decline due to, among other things, our inability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner and our inability to keep up with new technologies and e-commerce features. The internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing e-commerce webpages, the www.delias.com and www.alloy.com websites that Alloy, Inc. maintains and which link to our e-commerce webpages, and our respective systems may become obsolete or unattractive. Developing our e-commerce webpages and other systems entails significant technical and business risks. We may face material delays in introducing new services, products or enhancements. If this happens, our customers may forego the use of our e-commerce webpages and use websites and e-commerce pages of our competitors. We may use new technologies ineffectively, or we may fail to adequately adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

We do not own the content websites that direct customers to our e-commerce webpages, and thus have to depend on Alloy, Inc. to maintain those websites as attractive sites for our target customers.

Pursuant to an agreement with Alloy, Inc., they will continue to own and operate the www.delias.com and www.alloy.com websites, the related e-commerce webpages and the related uniform resource locators (“urls”). Although we may transition our e-commerce operations to websites that we own, we will be required to maintain links from those websites to Alloy, Inc.- owned websites, and Alloy, Inc. will be required to maintain links from those websites to our websites. Alloy, Inc. will continue to provide the community and content on each of those websites, and we will have no control over any of such community or content. Because a significant portion of our direct marketing sales come from our e-commerce sites, if Alloy, Inc. fails to maintain those websites, or fails to maintain those websites as attractive sites for the target audiences, our e-commerce activities may suffer.

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

We expect that our total capital expenditures, net of landlord allowances, primarily the costs to build out our new stores, will be approximately $13 million in fiscal 2009. Although, we currently expect that the sum of our current cash on hand, inclusive of proceeds from the sale of our CCS business, funds available to borrow under our existing credit facility, and our current cash flows from operations will be sufficient to fund our near-term operations, including but not limited to, retail store openings, our expectations may be wrong. If we are wrong, we may need to obtain additional debt or equity financing in the future to fund fully our operations and our retail store expansion strategy. In addition, if we decide to significantly accelerate growth of our retail operations beyond the ranges stated in our retail strategy, additional debt or equity financing may also be required. The type, timing and terms of the financing selected by us would depend on, among other things, our retail growth plans, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms. Our existing credit facility expires May 17, 2009 and we are currently in discussions with our lender to amend/extend our existing credit facility. However, there can be no assurances that we will be successful in such amendment/extension.

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

Between February 1, 2004 and January 31, 2009, we have closed twenty three underperforming retail stores and did not renew the leases on seven additional retail stores. Although we expect to increase our retail square footage by at least approximately 12-15% in fiscal 2009 and contemplate opening additional new dELiA*s stores in future years as part of our retail store expansion plan, we could, in the future, decide to close additional dELiA*s retail stores or close or sell businesses or operations that are producing losses or that are not as profitable as we expect. If we decide to close any dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure or sale, the closing costs, fixed assets, and inventory write-downs would adversely affect our earnings and could adversely affect our cash on hand.

Our dELiA*s exclusive branding activities could lead to increased inventory obsolescence.

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

In February, 2003, one of our subsidiaries, dELiA*s Brand, LLC, entered into a master license agreement with JLP Daisy LLC (“JLP Daisy”) to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid and upper-tier department stores, in exchange for an up-front payment from JLP Daisy of $16.5 million, which is applied against royalties otherwise due from JLP Daisy for sales of dELiA*s branded merchandise. The initial term of the master license agreement is approximately 10 years, which is subject to extension under specified circumstances and further will remain in effect until JLP Daisy recoups its advance and preferred return. As part of the master license agreement, dELiA*s Brand, LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. If we become subject to a bankruptcy proceeding, we could lose the rights to our dELiA*s trademarks, which could have a material adverse effect on our business and operating results.

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

The call center functions for our dELiA*s and Alloy catalogs and e-commerce webpages are handled from a single, leased facility in Westerville, Ohio. The distribution for our dELiA*s and Alloy catalogs and e-commerce webpages and all our dELiA*s retail stores are handled from a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of the call center or distribution facility due to natural disasters, accidents, system failures, expansion or other unforeseen causes could delay or impair our ability to receive orders and distribute merchandise to our customers and retail stores, which could cause our sales to decline. This could have a material adverse effect on our operations and results.

We depend upon a single co-location facility to connect to the internet in connection with our e-commerce webpages.

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

Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. We have recognized impairment charges of approximately $613,000 in 2008 for two store locations.

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

We rely on third-party vendors for brand-name merchandise sold by our two brands.

Our Alloy business depends largely on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and other merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. Our dELiA*s brand is similarly dependent on such third-parties, albeit to a lesser extent. We do not have any long-term contracts with any vendor and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use are factored and have limited resources, production capacities, and operating histories. Additionally, because the teenage fashion market is volatile and customer taste tends to change rapidly, we must, in order to be successful, identify and obtain merchandise from new third-party brands for which our customers show a preference. As a result, we are subject to the following risks:

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

At present, with respect to sales generated in the direct marketing segment by our Alloy brand, sales tax or other similar taxes on direct shipments of goods to consumers is only collected in states where Alloy has a physical presence or personal property. With respect to the dELiA*s direct sales, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or personal property. However, various states or foreign countries may seek to impose state sales tax collection obligations on out-of-state direct mail companies.

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

In addition, with respect to certain Alloy trademarks and servicemarks, we and Alloy, Inc. have become joint owners by assignment of such trademarks and servicemarks. We and Alloy, Inc. have filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses. We cannot make assurances that the PTO will grant such request, and, in such event, we would need to enter into long-term agreements with Alloy, Inc., regarding our respective use of those trademarks and servicemarks. We may have a more difficult time enforcing our rights arising out of any breach by Alloy, Inc. of any such agreement than we would enforcing an infringement of our trademarks were the PTO to grant the requested division. In such event, our business and results of operations could be adversely affected.

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

Risks Related to our Common Stock

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

As of January 31, 2009, we had outstanding options, of which 4,201,661 were vested, to purchase 6,137,356 shares of common stock at a weighted average exercise price of $7.89 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. These options generally vest over a four-year period. Our stockholders will experience dilution as these stock options are exercised.

We could be required, under our agreements with Alloy, Inc., to issue a substantial number of shares without receiving any payment. The issuance of these shares would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

Following the Spinoff, we were obligated to issue on behalf of Alloy, Inc. up to 663,155 additional shares of common stock upon the exercise of outstanding Alloy, Inc. warrants (the “Warrants”). At the time of the Spinoff, Alloy had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). Following the Spinoff, we were also obligated to issue up to 4,137,314 additional shares of common stock upon the conversion of the Debentures. In fiscal 2006, 4,053,933 shares of our common stock were issued as a result of these conversions. During fiscal 2008, an additional 82,508 were issued as a result of conversions, and 873 shares attributable to these debentures remain to be issued. We did not receive any payment from Alloy, Inc. or any third party in connection with any conversions of the Debentures. Additionally, although Alloy, Inc. has agreed to pay us a portion of the cash proceeds, if any, it receives from the exercise of any of the Warrants, each of the Warrants permits exercise by a “net exercise” process, under which the exercising holders would not be required to make any cash payment to Alloy, Inc. in connection with the Warrant exercise and instead would be issued a smaller number of shares of our and Alloy, Inc.’s common stock. If the Warrant holders were to exercise their Warrants using this net exercise feature, which is likely, we would not receive any payment in connection with such Warrant exercises. Thus, we may be obligated to issue up to 664,028 of additional shares of common stock for which we will receive no payment. If a significant number of additional shares of our common stock is issued, the equity interests of our existing stockholders would be diluted and our earnings per share will be adversely affected.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions (including the restrictions under our existing credit facility), restrictions imposed by applicable law and other factors our board deems relevant. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholders may lose some or all of their investment in our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information as of January 31, 2009 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, PA, which we own subject to the mortgage as described in Note 9, all such facilities are leased. We believe our facilities are well maintained, in good operating condition and otherwise adequate for our business operations.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office	52,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	370,100

The following table sets forth information regarding the states in which we operate retail stores as of January 31, 2009, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	Nebraska	1
California	2	New Hampshire	1
Connecticut	2	New Jersey	6
Colorado	1	New York	8
Delaware	1	North Carolina	4
Florida	9	Ohio	6
Georgia	3	Pennsylvania	6
Illinois	5	Rhode Island	1
Indiana	3	South Carolina	2
Iowa	1	Tennessee	3
Kansas	1	Texas	8
Maryland	3	Virginia	2
Massachusetts	4	Washington	1
Michigan	2	West Virginia	1
Minnesota	3	Wisconsin	2

Missouri	4	TOTAL STORES	97

Item 3.	Legal Proceedings

The Company is involved from time to time in litigation incidental to the business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

The Company is a defendant in a litigation brought by Mynk Corporation (“Mynk”) in the Los Angeles Superior Court alleging non-payment for goods. The Company previously had a long-standing relationship with a supplier of goods, Femme Knits, Inc. (“Femme Knits”). Mynk contends that it acquired the right to completed orders for goods from Femme Knits as a result of an acquisition of that right at an alleged Uniform Commercial Code foreclosure sale. In accordance with an agreement between dELiA*s and Femme Knits, among other things, dELiA*s advanced the sum of $600,000 for some price and other concessions and an agreement that dELiA*s could offset against the $600,000 advance future amounts owing to Femme Knits (Mynk). In July 2008, the Company recovered the advance by paying all other sums due on the purchase of goods from Femme Knits (Mynk) except for the $600,000 owed to it. Mynk contends that it is not bound by the agreement between dELiA*s and Femme Knits. The Company intends to defend the matter vigorously. No provision for losses, if any, that might result from the matter have been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and although the amount of loss is reasonably estimable, the Company is unable to predict the outcome.

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended January 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has traded on The NASDAQ Global Market under the symbol “DLIA” since December 20, 2005. The table below sets forth the high and low sale prices for our Common Stock during the periods indicated.

	Common Stock Price
	High	Low
FISCAL 2008 (Ended January 31, 2009)
First Quarter	$2.95	$1.50
Second Quarter	$2.95	$1.56
Third Quarter	$3.29	$1.55
Fourth Quarter	$2.52	$1.54

FISCAL 2007 (Ended February 2, 2008)
First Quarter	$10.84	$8.50
Second Quarter	$8.52	$6.18
Third Quarter	$6.66	$3.05
Fourth Quarter	$4.02	$1.96

	12/19/05	1/28/06	2/3/2007	2/2/2008	1/31/2009
DELIA*S, INC.	100.00	106.63	128.67	28.80	23.98
NASDAQ RETAIL INDEX	100.00	102.36	111.66	104.03	60.80
NASDAQ MARKET INDEX	100.00	104.51	112.12	108.84	66.80

We have not paid any dividends on our common stock.

Stockholders

As of April 8, 2008 there were approximately 110 holders of record of the 31,199,889 outstanding shares of Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, cash dividends are restricted under our credit facility. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

There were no unregistered sales of our securities during fiscal 2008.

Issuer Purchases of Equity Securities

During fiscal 2008, the Company did not purchase any shares of its Common Stock.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected statements of operations data for the fiscal years ended January 31, 2009 (“fiscal 2008”), February 2, 2008 (“fiscal 2007”), and February 3, 2007 (“fiscal 2006”) have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO Seidman, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2008 and 2007 has been derived from the audited financial statements included herein. Selected balance sheet data as of fiscal 2006, and the year ended January 28, 2006 (“fiscal 2005”) and the year ended January 31, 2005 (“fiscal 2004”) and the selected statements of operations data for fiscal years 2005 and 2004 have been derived from financial statements audited and not included herein. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The amounts specified below are for continuing operations only. Our former CCS business is treated as discontinued operations.

	Fiscal Year
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(2):
Net sales	$215,620	$201,557	$191,546	$172,296	$158,130
Gross profit	76,991	72,516	74,754	66,382	54,429
Selling, general and administrative expenses(1)	95,560	91,009	83,733	76,092	67,409
Impairment of long-lived assets	613	—	—	889	—
Total operating expenses	96,173	91,009	83,733	76,981	67,409
Operating loss	(19,182)	(18,493)	(8,979)	(10,599)	(12,980)
Interest (expense) income, net	(309)	(5)	205	(799)	(623)
Loss from continuing operations	(12,617)	(12,334)	(5,561)	(7,531)	(12,642)
Income (loss) from discontinued operations, including gain on sale, net of income taxes	29,776	9,999	11,315	(4,483)	3,270
Income (loss) before cumulative effect of change in accounting principle	17,159	(2,335)	5,754	(12,014)	(9,372)
Cumulative effect of change in accounting principle	—	—	—	1,702	—
Net income (loss)	$17,159	$(2,335)	$5,754	$(10,312)	$(9,372)
Basic and diluted net (loss) income per share of common stock:
Loss from continuing operations	$(0.41)	$(0.40)	$(0.20)	$(0.03)	$(0.59)
Income (loss) from discontinued operations, net of taxes	0.96	0.32	0.41	(0.48)	0.15
Cumulative effect of change in accounting principle	—	—	—	0.07	—
Net income (loss) attributable to common stockholders per share	$0.55	$(0.08)	$0.21	$(0.44)	$(0.44)
WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	30,942,877	30,834,884	27,545,738	23,379,602	21,303,453

	Fiscal Year
	2008	2007	2006	2005	2004
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	$92,512	$11,399	$28,874	$2,523	$6,503
Working capital	$59,035	$12,388	$24,961	$5,548	$1,879
Total assets	$204,801	$160,531	$153,505	$111,410	$121,482
Long-term debt	$—	$2,212	$2,406	$2,574	$2,631
Total stockholders’ equity	$115,329	$97,175	$97,867	$67,529	$80,624
RETAIL STORE OPERATING DATA:
Total retail store revenues (in thousands)	$113,063	$98,069	$84,094	$68,700	$64,061
Comparable store sales increase(3)	2.8%	4.1%	(2.0%)	3.7%	1.4%
Net sales per store (in thousands)	$1,200	$1,250	$1,220	$1,200	$1,130
Sales per gross square foot	$317	$331	$330	$325	$310
Average square footage per store	3,815	3,803	3,773	3,701	3,646
Number of stores	97	86	74	59	55
Total square footage (in thousands)	370.1	327.1	279.2	218.3	200.5
Percent increase (decrease) in total square footage	13.2%	17.2%	27.9%	8.9%	(11.8%)
DIRECT MARKETING OPERATING DATA (in thousands):
Total direct marketing revenues	$102,557	$103,488	$107,452	$103,584	$93,578
Number of catalogs circulated	46,465	50,488	54,313	53,577	51,987

(1)	In fiscal 2006, the Company adopted SFAS No. 123(R) and recorded stock-based compensation expense of approximately $1.1 million for fiscal 2006 related to employee stock options which was included in selling, general and administrative expenses. In fiscal 2008 and 2007, the Company recorded stock-based compensation expense of $1.0 million and $1.1 million, respectively. The prior periods have not been restated to reflect, and do not include, the impact of SFAS No.123(R).
(2)	See note 3 to the consolidated financial statements for a description of the effect of the discontinued business that has been eliminated from continuing operations. See note 13 to the consolidated financial statements for financial data by reportable segment.
(3)	Comparable store sales include both premiere and outlet stores for fiscal 2005 and 2004. Excluding outlet stores, comparable sales increased 4.6% and 1.9% in fiscal 2005 and 2004, respectively. The calculation for fiscal 2008, 2007 and 2006 includes all stores open for fifteen full months and whose square footage has not been expanded or reduced by more than 25%. The calculation for fiscal 2005 and 2004 includes all stores open at least 56 weeks and whose square footage has not been expanded or reduced by more than 25%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The results for all periods presented reflect CCS as a discontinued operation. The Company completed its sale of the CCS business on November 5, 2008. Upon closing of the transaction, the Company received $103.2 million in cash proceeds. All financial results in this discussion are for continuing operations only unless otherwise stated.

Executive Summary and Overview

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel, and accessories, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s specialty retail stores are designed to appeal directly to consumers in the teen market. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of retail stores.

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

We expect that growth in our retail stores business, which represented 52.4% of our total net sales in fiscal 2008, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 12-15% in fiscal 2009 and approximately 15% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350-400 stores. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

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

Goals

We believe that focusing on our brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	delivering low to mid single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	driving low to mid single digit top-line growth in direct marketing, through targeted circulation in productive mailing segments;

•	improving gross profit margins each year by 50 basis points;

•	developing retail merchandising assortments that emphasize key sportswear more effectively;

•	improving our retail store metrics through increased focus on the selling culture with emphasis on key item selling, thereby improving productivity;

•

implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, better store-level planning, targeted replenishment by size, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	leveraging our current expense infrastructure and taking additional operating costs out of the business;

•	increasing retail store square footage by approximately 12-15% in fiscal 2009 and by approximately 15% annually thereafter;

•	monitoring and opportunistically closing underperforming stores.

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

•

direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability, fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business from available on hand inventory or future inventory orders;

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 31, 2009 and February 2, 2008 were 52-week fiscal years, and the fiscal year ended February 3, 2007 was a 53-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2008	2007	2006
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	64.3%	64.0%	61.0%

Gross profit	35.7%	36.0%	39.0%

Operating expenses:
Selling, general and administrative expenses	44.3%	45.2%	43.7%
Impairment of long-lived assets	0.3%	—	—

Total operating expenses	44.6%	45.2%	43.7%

Operating loss	(8.9%)	(9.2%)	(4.7%)
Interest (expense) income, net	(0.1%)	—	0.1%

Loss from continuing operations before provision for income taxes	(9.0%)	(9.2%)	(4.6%)
Benefit for income taxes	(3.2%)	(3.1%)	(1.7%)

Loss from continuing operations	(5.8%)	(6.1%)	(2.9%)
Income from discontinued operations, including gain on sale, net of taxes	13.8%	5.0%	5.9%

Net income (loss)	8.0%	(1.2%)	3.0%

Fiscal 2008 Compared with Fiscal 2007 (52 weeks vs. 52 weeks)

Revenues

Total Revenues

Total revenues increased 7.0% to $215.6 million in fiscal 2008 from $201.6 million in fiscal 2007. Revenue increases in the retail segment were driven primarily through new store sales and a comparable store sales increase of 2.8%. Revenue from the retail segment comprised 52.4% of total revenue for fiscal 2008 as compared to 48.7% in fiscal 2007, and revenue from the direct segment comprised 47.6% of total revenue for fiscal 2008 as compared to 51.3% for fiscal 2007.

Direct Marketing Revenues

Direct marketing revenues decreased 1.0% to $102.6 million in fiscal 2008 from $103.5 million in fiscal 2007. In the direct segment, increases in the dELiA*s brand were offset by a year-over-year reduction in the Alloy brand.

Retail Store Revenues

Retail store revenues increased 15.3% to $113.1 million in fiscal 2008 from $98.1 million in fiscal 2007. The increase in revenue was driven by the eleven new stores (net of relocations and remodels) opened in fiscal 2008 and the full year impact of the twelve stores (net of relocations and remodels) opened in fiscal 2007. In addition, we experienced a positive comparable store sales increase of 2.8% for the year.

The following table sets forth select operating data in connection with the revenues of our Company:

	For Fiscal Years Ended
	2008		2007
Channel Net Sales (in thousands):
Retail	$113,063		$98,069
Direct:
Catalog	19,004		23,994
Internet	83,553		79,494

	102,557		103,488

	$215,620		$201,557

Internet %	81%		77%

Catalogs Mailed (in thousands)	46,465		50,488

Number of Stores:
Beginning of Period	86		74
Stores Opened*	13	*	23	**
Stores Closed*	2	*	11	**

End of Period	97		86

Total Gross Sq. Ft @ End of Period (in thousands)	370.1		327.1

*	Totals include two stores that were closed and relocated to alternative sites in the same malls during fiscal 2008.
**	Totals include one store that was closed, remodeled and reopened during fiscal 2007, and three stores that were closed and relocated to alternative sites in the same malls during fiscal 2007.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2008 was $77.0 million, or 35.7% of revenues, as compared to $72.5 million, or 36.0% of revenues in fiscal 2007. New store revenues increased gross profit dollars. The decline in gross profit percentage, however, was principally due to a higher percentage of total sales coming from the retail segment which has lower margins.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2008 was $48.2 million, or 47.0% of revenues, as compared to $49.3 million, or 47.7% of revenues in fiscal 2007. The decrease in gross profit percentage was attributable to an increase in buying, distribution, and outbound freight costs.

Retail Store Gross Profit

Retail store gross profit for fiscal 2008 was $28.7 million, or 25.4% of revenues, as compared to $23.2 million, or 23.7% of revenues in fiscal 2007. The increase in gross profit percentage was primarily due to higher merchandise margins and lower inventory obsolescence due to improved inventory management.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative expenses decreased from 45.2% in fiscal 2007 to 44.3% in fiscal 2008. This decrease was driven by the leveraging of store selling and overhead expenses on higher sales. In total dollars, selling, general and administrative expenses increased 5.0% from $91.0 million in fiscal 2007 to $95.6 million in fiscal 2008. The increase was the result of store operating expenses and depreciation associated with a net increase of twenty-three stores since the beginning of fiscal 2007.

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses increased from 47.4% in fiscal 2007 to 48.5% in fiscal 2008. This deleverage was primarily caused by the 1% decrease in sales in fiscal 2008. In total, direct marketing selling, general and administrative expenses increased in dollars from $49.0 million in fiscal 2007 to $49.7 million in fiscal 2008. Fiscal 2007 benefitted from a reversal of an accrual of $0.5 million related to the settlement of various legal matters.

Retail Store Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses decreased from 42.8% in fiscal 2007 to 40.5% in fiscal 2008. This decrease was primarily driven by the leveraging of store selling and overhead costs on higher sales volume. In dollars, retail store selling, general and administrative expenses increased 9.2% from $42.0 million in fiscal 2007 to $45.8 million in fiscal 2008. The increase was primarily due to higher depreciation and amortization expense, and increased store operation costs due to the increase in our number of stores.

Loss from Continuing Operations

Total Loss from Continuing Operations.

Our total loss from continuing operations before interest expense and income taxes was $19.2 million in fiscal 2008 as compared to a loss of $18.5 million in fiscal 2007.

(Loss) income from Direct Marketing Operations.

Direct marketing loss from operations was $1.5 million in fiscal 2008 as compared to income from operations of $0.3 million in fiscal 2007. The loss was attributable to the sales decrease, as well as increased freight, buying, and distribution costs.

Loss from Retail Store Operations.

Our loss from retail store operations was $17.7 million in fiscal 2008, as compared to $18.8 million in fiscal 2007. This reduction was primarily driven by higher merchandise margins and the positive comparable store sales performance.

Interest Expense, net

We recognized net interest expense of $309,000 and $6,000 in fiscal 2008 and fiscal 2007, respectively. Interest expense was related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility. Interest income was earned from cash balances in money market accounts provided primarily from the proceeds of the sale of our CCS business in fiscal 2008.

Income Tax Benefit

We recorded an income tax benefit of $6.9 million in fiscal 2008, compared with a benefit of $6.2 million in fiscal 2007. This increase in tax benefit was primarily a result of the increased loss from continuing operations for fiscal 2008.

Income from discontinued operations

During the fourth quarter of fiscal 2008, we sold our CCS business for aggregate cash consideration of $103.2 million, resulting in a pre-tax gain of $49.4 million. The results of the CCS business have been classified as discontinued operations in all periods presented. Income from discontinued operations, including the gain from the sale of CCS, net of income taxes, was $29.8 million for fiscal 2008 compared to $10.0 million in the prior fiscal year.

Fiscal 2007 Compared with Fiscal 2006 (52 weeks vs. 53 weeks)

Revenues

Total Revenues

Total revenues increased 5.3% to $201.6 million in fiscal 2007 from $191.5 million in fiscal 2006. On a 52-week basis, total revenues increased 7.7%. Revenue increases in the retail segment were driven primarily through new store sales and a comparable store sales increase of 4.1%. The 53rd week of fiscal 2006 added approximately $4.4 million of total revenues.

Direct Marketing Revenues

Direct marketing revenues decreased 3.7% to $103.5 million in fiscal 2007 from $107.4 million in fiscal 2006. On a 52-week basis, the direct segment revenues decreased 0.5%. In the direct segment, the increase in the dELiA*s brand was offset by a year-over-year reduction in the Alloy brand. The 53rd week of fiscal 2006 added approximately $3.5 million of revenues.

Retail Store Revenues

Retail store revenues increased 16.6% to $98.1 million in fiscal 2007 from $84.1 million in fiscal 2006. On a 52-week basis, retail store revenues increased 17.9%. The increase in revenue was driven by the nineteen new stores (net of relocations and remodels) opened in fiscal 2007 and the full year impact of the eighteen stores (net of relocations and remodels) opened in fiscal 2006. In addition, we experienced a positive comparable store sales increase of 4.1% for the year. The increase was offset, in part, by the closing of seven stores in the period. The 53rd week of fiscal 2006 added approximately $0.9 million of revenues.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2007 was $72.5 million, or 36.0% of revenues, as compared to $74.8 million, or 39.1% of revenues in fiscal 2006. New store revenues increased gross profit dollars. The decline in gross profit percentage, however, was principally due to the decline in the retail segment.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2007 was $49.3 million, or 47.7% of revenues, as compared to $52.3 million, or 48.7% of revenues in fiscal 2006. The decrease in gross profit percentage was attributable to the mix of underperforming full price catalogs in the Alloy brand and the resulting increased relative performance of clearance catalogs versus full price catalogs with their associated lower gross profit rate. Increased outbound freight costs also contributed to the decline.

Retail Store Gross Profit

Retail store gross profit for fiscal 2007 was $23.2 million, or 23.7% of revenues, as compared to $22.5 million, or 26.8% of revenues in fiscal 2006. The decrease in gross profit percentage was primarily due to higher promotional and clearance markdowns as well as the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative expenses increased from 43.8% in fiscal 2006 to 45.2% in fiscal 2007. In total, selling, general and administrative expenses increased 8.7% from $83.7 million in fiscal 2006 to $91.0 million in fiscal 2007. The increase was the result of store operating expenses and depreciation associated with a net increase of twenty-seven stores since the beginning of fiscal 2006, incremental rent and moving costs associated with the build out of our new corporate office space and additional planned increases in corporate overhead.

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses increased from 46.7% in fiscal 2006 to 47.4% in fiscal 2007. In total, direct marketing selling, general and administrative expenses decreased 2.3% in dollars from $50.2 million in fiscal 2006 to $49.0 million in fiscal 2007 reflecting the reduced circulation and improvements in production costs.

Retail Store Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses increased from 40.0% in fiscal 2006 to 42.8% in fiscal 2007. In dollars, retail store selling, general and administrative expenses increased 25.1% from $33.6 million in fiscal 2006 to $42.0 million in fiscal 2007. The increase was primarily due to higher depreciation and amortization expense due to the increase in our number of stores, increased store operation costs associated with new stores and an increase in the retail segment’s allocated overhead resulting from its higher percentage of total Company revenues.

Loss from Continuing Operations

Loss from Continuing Operations.

Our total loss from continuing operations before interest (expense) income and income taxes was $18.5 million in fiscal 2007 as compared to a loss of $9.0 million in fiscal 2006. The 53rd week of fiscal 2006 added approximately $0.8 million of total income from operations.

Income from Direct Marketing Operations.

Direct marketing income from operations was $0.3 million in fiscal 2007 as compared to income from operations of $2.1 million in fiscal 2006. The decrease in income was attributable to a shift in the mix of full price and clearance sales, as well as increased freight costs. The 53rd week of fiscal 2006 added approximately $0.8 million of income from operations.

Loss from Retail Store Operations.

Our loss from retail store operations was $18.8 million in fiscal 2007, as compared to $11.1 million in fiscal 2006. The increased revenue from stores opened could not offset the reduced margins, increased store expenses and the deleveraging of occupancy costs, thus causing the loss to increase over the prior year. The 53rd week of fiscal 2006 had no material impact on income from operations.

Interest (Expense) Income

We recognized net interest (expense) income of ($6,000) and $205,000 in fiscal 2007 and fiscal 2006, respectively. Interest expense was related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility. Interest income was earned from cash balances in money market accounts provided primarily from cash raised in the rights offering in the first quarter of 2006 and cash flow from operating activities.

Income Tax Benefit

We recorded an income tax benefit of $6.2 million in fiscal 2007, compared with a benefit of $3.2 million in 2006. This increase in tax benefit was primarily a result of the increased loss from continuing operations for fiscal 2007.

Income from discontinued operations

In the fourth quarter of fiscal 2008, we sold our CCS business for aggregate cash consideration of $103.2 million, therefore the results of the CCS business have been classified as discontinued operations in all periods presented.

Liquidity and Capital Resources

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

On November 5, 2008, the Company completed the sale of its CCS business. The Company received gross proceeds of $103.2 million ($95.2 million net of transaction costs) for the sale of the CCS assets and assumption of certain related liabilities. The transaction significantly strengthened the Company’s balance sheet and recapitalized the Company at a time when financial flexibility and liquidity is important.

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

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The Restated Credit Facility has a maturity date of May 17, 2009. The Company plans to amend/extend the Restated Credit Facility upon maturity and is currently in discussions with its existing lender. However, there can be no assurances that we will be successful in such amendment/extension.

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

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 47% of our merchandise payables are factored. The credit extended by these factors is enhanced by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduce the amount available to us under our Restated Credit Facility. At January 31, 2009, there were no outstanding borrowings under the Restated Credit Facility and the unused amount available to us under the Restated Credit Facility was $18.2 million. Also, as of January 31, 2009, approximately $7.1 million of letters of credit were outstanding under the Restated Credit Facility. During February 2009, the Company extended the expiration date of certain letters of credit to a date beyond the expiration date of the Restated Credit Facility. In order to extend these letters of credit, the Company was required to place $7.1 million in a restricted account as collateral for our obligations under the letters of credit. These funds will remain restricted until the earlier of the date that the Restated Credit Facility is amended and extended, or the expiration of the letters of credit.

We currently are a party to a mortgage loan agreement related to the purchase of our warehouse and fulfillment facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and was originally scheduled to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note to September 2009 and the mortgage note has been, accordingly, classified as current on the accompanying balance sheet. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants. We were in compliance with the financial covenants for the quarter ended January 31, 2009. The mortgage loan is secured by the distribution facility and related property. The Company is currently in discussions with the mortgage note holder to amend the mortgage note and extend the maturity date thereof.

Our capital requirements include construction, fixture and inventory costs related to the opening of new retail stores, maintenance and remodeling expenditures for existing stores, and information technology, distribution and other infrastructure related investments. Future capital requirements will depend on many factors, including, but not limited to, the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

Our liquidity was enhanced by the sale of our CCS business for cash. We expect our current cash balance (inclusive of the net proceeds from the sale of CCS), cash flow from operations and availability under our Restated Credit Facility will be sufficient to meet our foreseeable cash requirements for operations and planned capital expenditures. If we decide to accelerate growth of our retail operations beyond the ranges in our stated retail strategy, or if cash balances and cash flow from operations is not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash provided by operating activities was $19.4 million in fiscal 2008, $3.2 million in fiscal 2007, and $17.0 million in fiscal 2006. The increase in net cash provided by operating activities was due to the timing of the settlement of certain liabilities, primarily income taxes payable.

Net cash used in investing activities was $12.2 million in fiscal 2008, $19.6 million in fiscal 2007, and $19.9 million in fiscal 2006. The $12.2 million used in fiscal 2008 was due primarily to capital expenditures associated with the construction of our new retail stores. During fiscal 2009, we expect capital expenditures to be approximately $13 million.

Net cash (used in) provided by financing activities was ($0.2) million in fiscal 2008, $0.6 million in fiscal 2007, and $30.8 million in fiscal 2006. Cash used in financing activities in fiscal 2008 related to payments on the mortgage note payable. Cash provided by financing activities in fiscal 2007 was primarily related to proceeds from the exercise of stock options. Cash provided by financing activities in fiscal 2006 was primarily related to proceeds received from the Rights Offering and funds received from Alloy, Inc. in connection with the Spinoff.

Contractual Obligations

The following table presents our significant contractual obligations as of January 31, 2009:

		Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage Loan Agreement Principal(1)	$2,205	$2,205	$—	$—	$—
Interest on Mortgage Loan(1)	38	38	—	—	—
Operating Lease Obligations(2)	107,957	15,757	28,759	25,134	38,307
Purchase Obligations(3)	17,747	17,747	—	—	—
Future Severance-Related Payments(4)	3,138	3,138	—	—	—

Total	$131,085	$38,885	$28,759	$25,134	$38,307

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania.
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(4)	Our future severance-related payments primarily consist of severance agreements with existing employees.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term noncancelable capital lease commitments for equipment.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, investments, intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on the e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through an agreement (see note 11 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales, principally in our direct marketing segment, was approximately $0.7 million, $1.0 million and $1.1 million for the fiscal years 2008, 2007 and 2006, respectively.

Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed.

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets. Deferred catalog costs as of January 31, 2009 and February 2, 2008 were approximately $2.8 million and $3.7 million, respectively.

Catalog costs expensed for fiscal 2008, 2007 and 2006 were approximately $24.6 million, $24.3 million and $25.7 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We follow the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.”

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

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

We perform valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, revenue growth rates, projected long-term growth rates, royalty rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

In fiscal 2008, we recorded an impairment charge of approximately $613,000 related to two underperforming stores.

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

On February 4, 2007, the Company adopted FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000. At January 31, 2009, the Company had a liability for unrecognized tax benefits of $339,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $339,000 is an accrual of $72,000 for the payment of related interest and penalties. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company recognizes interest related to unrecognized tax benefits in interest expense and any related penalties in income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company recorded an additional $16,000 and $28,000 in interest and penalties, respectively, for the fiscal year ended January 31, 2009.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in its first quarter of 2008. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with the Company’s first quarter of 2009.

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

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations entered into by the Company on or after February 1, 2009. The impact of adopting SFAS 141R will be dependent on the business combinations that the Company may pursue after its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments. SFAS 161, which applies only to disclosures, is effective for the Company on February 1, 2009. The Company does not currently engage in any derivative transactions, and the Company does not anticipate SFAS 161 will have a significant impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company has grants of non-vested stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, the Company will be required to include these instruments in the calculation of earnings per share (“EPS”), and will need to calculate EPS using the “two-class method. “The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

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

At the time of the Spinoff, Alloy had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures are convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market value of our and Alloy, Inc. common stock following the Spinoff, we will issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of market conditions, the combined share value of our common stock and Alloy, Inc. common stock exceed the conversion price of the Debentures. As of January 31, 2009, 4,136,441 shares of our common stock were issued in connection with the Debentures. There are Debentures that are convertible into an additional 873 shares of our common stock that remain outstanding as of January 31, 2009.

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

As of January 31, 2009, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items Revolving loans under our Restated Credit Facility bear interest at rates that are tied to the LIBOR and the prime rate and therefore we could be exposed to changes in interest rates. To the extent we may borrow pursuant to our Restated Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

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

Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009. Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of January 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2009 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York:

We have audited dELiA*s, Inc. (the “Company”) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, dELiA*s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of dELiA*s, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009 and our report dated April 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY

April 10, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About Directors and Executive Officers” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2009.

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

Corporate Governance

Incorporated by reference to “Information About Directors and Executive Officers—Committees of the Board of Directors and Meetings” and “Information About Directors and Executive Officers—Audit Committee Financial Expert” in the Company’s Proxy Statement as noted above.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2009, except that the section in the definitive proxy statement entitled “Report of the Compensation Committee on Executive Compensation” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Information About dELiA*s Security Ownership” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “The Board of Directors” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2009.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Auditors” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2009.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. and Subsidiaries (the “Company”) as of January 31, 2009, and February 2, 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s, Inc. and Subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of dELiA*s, Inc. internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY

April 10, 2009

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	January 31, 2009	February 2, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$92,512	$11,399
Inventories, net	33,942	27,423
Prepaid catalog costs	2,759	3,666
Deferred income taxes	2,000	—
Other current assets	5,481	6,641
Assets held for sale	—	16,424

Total current assets	136,694	65,553
Property and equipment, net	53,164	51,901
Goodwill	12,073	12,073
Intangible assets, net	2,440	2,517
Other assets	430	317
Assets held for sale	—	28,170

Total assets	$204,801	$160,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,389	$22,611
Current portion of mortgage note payable	2,205	203
Income taxes payable	25,243	578
Accrued expenses and other current liabilities	28,822	29,443
Liabilities held for sale	—	330

Total current liabilities	77,659	53,165
Deferred credits and other long-term liabilities	11,813	7,979
Long-term portion of mortgage note payable	—	2,212

Total liabilities	89,472	63,356

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $.001 par value; 25,000,000 shares authorized, none issued	—	—
Common Stock; $.001 par value; 100,000,000 shares authorized; 31,199,889 and 31,026,473 shares issued and outstanding, respectively	31	31
Additional paid-in capital	97,728	96,733
Retained earnings	17,570	411

Total stockholders’ equity	115,329	97,175

Total liabilities and stockholders’ equity	$204,801	$160,531

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net revenues	$215,620	$201,557	$191,546
Cost of goods sold	138,629	129,041	116,792

Gross profit	76,991	72,516	74,754

Selling, general and administrative expenses	95,560	91,009	83,733
Impairment of long-lived assets	613	—	—

Total operating expenses	96,173	91,009	83,733

Operating loss	(19,182)	(18,493)	(8,979)
Interest (expense) income, net	(309)	(5)	205

Loss from continuing operations before for income taxes	(19,491)	(18,498)	(8,774)
Benefit for income taxes	(6,874)	(6,164)	(3,213)

Loss from continuing operations	(12,617)	(12,334)	(5,561)
Income from discontinued operations, including gain on sale, net of income taxes	29,776	9,999	11,315

Net income (loss)	$17,159	$(2,335)	$5,754

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.41)	$(0.40)	$(0.20)
Income from discontinued operations	$0.96	$0.32	$0.41

Net income (loss)	$0.55	$(0.08)	$0.21

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	30,942,877	30,834,884	27,545,738

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Total
	Shares	Value
Balance January 28, 2006	23,520,474	$24	$70,397	$(2,892)	$67,529

Shares issued pursuant to exercise of stock options	479,300	—	2,976	—	2,976
Shares issued pursuant to rights offering, net of expenses	2,691,790	3	19,825	—	19,828
Shares issued pursuant to convertible debentures	4,053,933	3	(3)	—	—
Adjustment to the reclassification of divisional equity to common stock and additional paid-in-capital	—	—	686	—	686
Stock-based compensation	—	—	1,094	—	1,094
Net income	—	—	—	5,754	5,754

Balance February 3, 2007	30,745,497	30	94,975	2,862	97,867

Cumulative effect of the implementation of FIN 48	—	—	—	(116)	(116)
Shares issued pursuant to exercise of stock options	104,000	1	696	—	697
Issuance of restricted stock	176,976	—	—	—	—
Stock-based compensation	—	—	1,062	—	1,062
Net loss	—	—	—	(2,335)	(2,335)

Balance February 2, 2008	31,026,473	31	96,733	411	97,175

Issuance of restricted stock	90,908	—	—	—	—
Shares issued pursuant to convertible debentures	82,508	—	—	—	—
Stock-based compensation	—	—	995	—	995
Net income	—	—	—	17,159	17,159

Balance January 31, 2009	31,199,889	$31	$97,728	$17,570	$115,329

See accompanying notes to consolidated financial statements.

dELiA*s Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,159	$(2,335)	$5,754
Less income from discontinued operations	29,776	9,999	11,315

Loss from continuing operations	(12,617)	(12,334)	(5,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss on sale of property and equipment	—	—	100
Depreciation and amortization	8,794	7,586	5,868
Deferred income taxes	(2,319)	—	—
Impairment of long-lived assets	613	—	—
Stock-based compensation	995	1,062	1,094
Changes in operating assets and liabilities:
Inventories	(6,519)	(4,510)	(5,132)
Prepaid catalog costs and other current assets	2,067	(1,029)	5,441
Other noncurrent assets	167	283	(195)
Income taxes payable	24,665	(72)	(1,313)
Accounts payable, accrued expenses and other liabilities	3,556	12,189	16,692

Total adjustments	32,019	15,509	22,555

Net cash provided by operating activities of continuing operations	19,402	3,175	16,994
Net cash used in operating activities of discontinued operations	(21,126)	(1,649)	(1,551)

Net cash (used in) provided by operating activities	(1,724)	1,526	15,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,158)	(19,558)	(19,906)

Net cash used in investing activities of continuing operations	(12,158)	(19,558)	(19,906)
Net cash provided by investing activities of discontinued operations	95,205	—	—

Net cash provided by (used in) investing activities	83,047	(19,558)	(19,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from Alloy, Inc.	—	—	8,155
Payment of mortgage note payable	(210)	(130)	(135)
Proceeds from rights offering, net of cash expenses	—	—	19,828
Proceeds from exercise of employee stock options	—	697	2,976
Payment of capitalized lease obligation	—	(10)	(10)

Net cash (used in) provided by financing activities	(210)	557	30,814

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,113	(17,475)	26,351
CASH AND CASH EQUIVALENTS, beginning of period	11,399	28,874	2,523

CASH AND CASH EQUIVALENTS, end of period	$92,512	$11,399	$28,874

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest	$1,146	$512	$417

Cash paid for taxes	$394	$632	$145

Capital expenditures incurred not yet paid	$774	$2,339	$2,046

Net noncash transfers from Alloy, Inc.	$—	$—	$686

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these Notes to Consolidated Financial Statements, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s Corp.” we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp., and when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including dELiA*S Corp and Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

1. Business and Basis of Presentation

Business

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting girls and young women that are between the ages of 12 and 19. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling predominately to teenage consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and the e-commerce webpages, we sell many name brand products along with our own proprietary brand products in key teenage spending categories directly to consumers in the teen market, including apparel and accessories. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31st, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the 52-week fiscal year ended January 31, 2009 as “fiscal 2008”, to the 52-week fiscal year ended February 2, 2008 as “fiscal 2007”, and to the 53-week fiscal year ended February 3, 2007 as “fiscal 2006”.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation. The effect of these reclassifications is not material.

Basis of Presentation

The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows. All financial results in these Notes to Consolidated Financial Statements are for continuing operations only unless otherwise stated.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected lives, and expected volatility assumptions used for SFAS No. 123(R) expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrant.

Concentration of Risk

We collect payment for all merchandise, perform credit card authorizations and check verifications for all customers prior to shipment or delivery. Our cash equivalents include credit card purchases from customers and are typically settled within two to four days. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 31, 2009 and all other previous periods presented herein, the carrying amounts of cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at January 31, 2009 and February 2, 2008 approximates fair value as this debt has a variable interest rate that fluctuates with the market rate (see note 9 to our financial statements).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Highly liquid investments, which primarily consist of money market funds, are recorded at cost, which approximates fair value. Credit card receivable balances included in cash and cash equivalents as of January 31, 2009 and February 2, 2008 were approximately $643,000 and $1.1 million, respectively.

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

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of January 31, 2009 and February 2, 2008 were approximately $2.8 and $3.7 million, respectively. Catalog costs expensed for fiscal 2008, fiscal 2007 and fiscal 2006 were approximately $24.6 million, $24.3 million, and $25.7 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset’s estimated useful life or the

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

life of the related store’s lease (generally 7-10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the lives noted below. Maintenance and repairs are expensed as incurred.

The following estimated useful lives are used to determine depreciation or amortization:

Construction in progress	N/A
Leasehold improvements	Life of the lease*
Computer software and equipment	3 to 5 Years
Machinery and equipment	3 to 10 Years
Office furniture and store fixtures	5 to 10 Years
Building	39 Years
Land	N/A

*	defined as the lesser of an asset’s estimated life or the life of the related lease

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.”

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets, primarily trademarks. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

We perform valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, revenue growth rates, projected long-term growth rates, royalty rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

Considerable management judgment is necessary to estimate the fair value of our reporting units which may be impacted by future actions taken by us or our competitors and the economic environment in which we operate. These estimates affect the balance of goodwill as well as intangible assets on our consolidated balance sheets and operating expenses on our consolidated statements of operations.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In fiscal 2008, we recorded an impairment charge of approximately $613,000, related to under-performing stores (see Note 4).

Sales and Use Tax

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (“EITF 06-03”), the Company records sales tax charged on merchandise sales on a net basis (excluded from revenue).

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a related party transaction (see note 11 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc., as amended. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $666,000, $988,000, and $1.1 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supplies, maintenance and visual programs; administrative staff and infrastructure expenses; depreciation; amortization and facility expenses. Credit card fees, insurance and other miscellaneous operating costs are also included in selling, general and administrative expenses.

Stock-based compensation

The Company follows SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized subsequent to January 29, 2006 includes stock-based compensation expense for all share-based payments granted prior to, but not vested as of January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and stock-based compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant-date fair value, estimated in accordance with provisions of SFAS 123(R).

SFAS 123(R) requires the measurement and recognition of compensation expense for all shared-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Interest (Expense) Income, Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and held in money market accounts. Interest income for fiscal 2008, fiscal 2007, and fiscal 2006 was $450,000, $508,000, and $896,000, respectively. Interest expense primarily relates to the mortgage note payable and the credit facility with Wells Fargo. Interest expense for the fiscal 2008, fiscal 2007, and fiscal 2006 was $759,000, $514,000, and $691,000, respectively.

(Loss) Income Per Share

Net (loss) income per share is computed in accordance with SFAS No. 128 “Earnings Per Share.” Basic (loss) income per share is computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, warrants, restricted shares and convertible debentures. The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

(Loss) income per share calculations for each quarter include the appropriate weighted average effect for the quarter; therefore, the sum of quarterly (loss) income per share amounts may not equal year-to-date (loss) income per share amounts, which reflect the weighted average effect on a year-to-date basis.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Weighted average common shares outstanding—basic	30,943	30,835	27,546
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	—	—	—
Convertible Debentures	—	—	—

Weighted average common and common equivalent shares outstanding—fully diluted	30,943	30,835	27,546

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, are detailed in the following table:

	For The Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Options, warrants and restricted shares	7,232	7,015	3,165
Conversion of 5.375% Convertible Debentures	42	83	2,860

Total	7,274	7,098	6,025

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

On February 4, 2007, the Company adopted FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in its first quarter of 2008. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with the Company’s first quarter of 2009.

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

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations entered into by the Company on or after February 1, 2009. The impact of adopting SFAS 141R will be dependent on the business combinations that the Company may pursue after its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. SFAS 161 also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS 107, Disclosure About Fair Value of Financial Instruments. SFAS 161, which applies only to disclosures, is effective for the Company on February 1, 2009. The Company does not currently engage in any derivative transactions, and the Company does not anticipate SFAS 161 will have a significant impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company has grants of non-vested stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, the Company will be required to include these instruments in the calculation of earnings per share (“EPS”), and will need to calculate EPS using the “two-class method. “The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

3. Discontinued Operations and Assets Held for Sale

On September 29, 2008 Skate Direct, LLC, a wholly-owned subsidiary of the Company (“Skate Direct” or “CCS”), and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Foot Locker, Inc. (“Foot Locker”) solely for purposes of Section 10.13(b) thereof, and Zephyr Acquisition, LLC, a wholly-owned subsidiary of Foot Locker (“Buyer”). Subject to the terms and conditions of the Asset Purchase Agreement, Skate Direct agreed to sell the assets related to its CCS business to Buyer, and Buyer agreed to purchase such assets and assume certain related liabilities, for a purchase price of $102 million, subject to adjustment as provided in the Asset Purchase Agreement. Each of dELiA*s and Foot Locker agreed to guarantee specified obligations of Skate Direct and Buyer, respectively, under the Asset Purchase Agreement. dELiA*s also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction.

In connection with this transaction, on September 29, 2008, the Company entered into the following related agreements: (1) the Company and Skate Direct entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Alloy, Inc. pursuant to which Skate Direct agreed to acquire from Alloy certain intellectual property assets used specifically in the CCS business (which were then transferred to Buyer at closing), (2) the Company and Alloy, Inc. entered into a Media Placement Services Agreement (the “Media

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Placement Services Agreement”) pursuant to which the Company agreed to purchase specified media services from Alloy, Inc. over a three-year period and (3) the Company and Alloy, Inc. entered into an amendment (the “Media Services Amendment”) to their Media Services Agreement, dated as of February 15, 2006, as amended (the “Media Services Agreement”), to exclude the CCS business from the coverage of the Media Services Agreement. The aggregate consideration payable to Alloy, Inc. under the IP Purchase Agreement and Media Placement Services Agreement was $9.1 million, of which $3.3 million is payable over the next three years. The Media Placement Services Agreement and Media Services Amendment were contingent upon and became effective following the closing under the IP Purchase Agreement and Asset Purchase Agreement.

On November 5, 2008, the Company completed the sale of its CCS business. The Company received aggregate cash consideration of $103.2 million for the sale of the CCS assets and assumption of certain related liabilities.

We recorded a pre-tax gain of $49.4 million as a result of the sale of CCS. The gain reflects, in part, the allocation of $28.1 million of nondeductible goodwill to the CCS business.

As a result of the transaction entered into above, the results of the CCS business have been reported as discontinued operations for fiscal 2008, fiscal 2007, and fiscal 2006. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with variable administrative and distribution expenses that were attributable to CCS.

Income from discontinued operations, net of taxes was $29.8 million, $10.0 million, and $11.3 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

Discontinued operations were comprised of:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Net revenues	$50,725	$72,701	$66,072
Cost of sales	27,891	39,899	38,555

Gross profit	22,834	32,802	27,517
Selling, general and administrative expenses	11,158	16,426	12,457
Professional fees associated with sale of CCS	1,865	—	—

Total operating expenses	13,023	16,426	12,457

Operating income	9,811	16,376	15,060
Gain on sale	49,417	—	—

Income before taxes	59,228	16,376	15,060
Provision for income taxes	29,452	6,377	3,745

Net income from discontinued operations	$29,776	$9,999	$11,315

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities of discontinued operations held for sale included the following:

	January 31, 2009	February 2, 2008
	(in thousands)
Inventories, net	$—	$15,673
Prepaid catalog costs	—	751

Total current assets	—	16,424
Goodwill	—	28,131
Intangible assets, net	—	39

Total assets	$—	$44,594

Customer liabilities	$—	$330

4. Property and Equipment, net

Property and equipment (net) consisted of the following:

	January 31, 2009	February 2, 2008

	(in thousands)
Construction in progress	$1,403	$2,258
Computer equipment	7,885	6,553
Machinery and equipment	125	125
Office furniture and store fixtures	16,096	14,027
Leasehold improvements	43,187	37,372
Building	7,559	7,559
Land	500	500

	76,755	68,394
Less: accumulated depreciation and amortization	(23,591)	(16,493)

	$53,164	$51,901

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $8.7 million, $7.5 million, and $5.8 million, for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. In August 2008, approximately $2.2 million of fully depreciated assets no longer in use were written off. In April 2007, approximately $6.7 million of fully depreciated assets were retired in conjunction with the dELiA*s, Inc. headquarters relocation.

Based upon our impairment analysis of long-lived assets during fiscal 2008, we recognized impairment charges of approximately $613,000 related to two under-performing stores.

With regard to costs required to complete new stores where build-out had already begun as of January 31, 2009, such amount is expected to be approximately $0.5 million.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

		January 31, 2009			February 2, 2008
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Amortizable intangible assets:
Mailing lists	6	$78	$76	$2	$78	$71	$7
Noncompetition agreements	5	390	390	—	390	356	34
Websites	3	689	689	—	689	689	—
Leasehold interests	6	190	171	19	190	133	57

		$1,347	$1,326	$21	$1,347	$1,249	$98
Non-amortizable intangible assets:
Trademarks		2,419	—	2,419	2,419	—	2,419

		$3,766	$1,326	$2,440	$3,766	$1,249	$2,517

Goodwill		$12,073	$—	$12,073	$12,073	$—	$12,073

Amortization expense for fiscal 2008, fiscal 2007, and fiscal 2006 was $77,000, $93,000, and $153,000 respectively. As of January 31, 2009, the estimated remaining amortization expense for each of the next two fiscal years is approximately $21,000 and $-0-, respectively.

During fiscal 2006, due to the closing of two stores, $110,000 of fully amortized leasehold interests were retired.

Refer to note 2, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets and Impairment of Long Lived Intangible Assets”, for further details regarding our procedure for evaluating goodwill and other intangible assets for impairment.

6. Restructuring Charges

The following tables summarize our restructuring activities:

Type of Cost	Contractual Obligations
(in thousands)
Balance at January 28, 2006	$1,115
Payments and write-offs for fiscal 2006	(140)

Balance at February 3, 2007	975
Payments and write-offs for fiscal 2007	(140)

Balance at February 2, 2008	835
Payments and write-offs for fiscal 2008	(835)

Balance at January 31, 2009	$—

As of January 31, 2009 and February 2, 2008, the restructuring accruals are classified on our consolidated balance sheets as a current liability of approximately $-0- and $835,000, respectively. The final payment of $835,000 was made in September 2008.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. The Restated Credit Facility has a maturity date of May 17, 2009. The Company plans to amend/extend the Restated Credit Facility upon maturity and is currently in discussions with its existing lender. However, there can be no assurances that we will be successful in such amendment/extension.

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

The Restated Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases, the annual amount of capital expenditures and the number of new stores the Company may open each year. The Company is currently in compliance with all of its covenants under the Restated Credit Facility.

At January 31, 2009, the unused available amount under the Restated Credit Facility was $18.2 million and approximately $7.1 million of letters of credit were outstanding. During February 2009, the Company extended the expiration date of certain letters of credit to a date beyond the expiration date of the Restated Credit Facility. In order to extend these letters of credit, the Company was required to place $7.1 million in a restricted account as collateral for our obligations under the letters of credit. These funds will remain restricted until the earlier of the date that the Restated Credit Facility is amended and extended, or the expiration of the letters of credit.

As of January 31, 2009 and February 2, 2008, there were no outstanding balances under the Restated Credit Facility. The weighted average interest rate for funds borrowed from Wells Fargo during fiscal 2008 was approximately 4.85%.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year
	2008	2007
	(in thousands)
Accrued sales tax	$906	$839
Accrued payroll, bonus, taxes and withholdings	1,881	1,621
Accrued construction in progress	458	1,802
Accrued professional services	955	939
Credits due to customers	15,414	13,945
Allowance for sales returns	1,288	1,204
Other accrued expenses	7,920	9,093

	$28,822	$29,443

9. Long-Term Liabilities

Deferred Credits

Deferred credits consist of deferred rent and the favorable leasehold valuation established as part of the dELiA*s Corp. acquisition accounting. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Some leases contain renewal options for periods ranging from one to five years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash tenant allowances and have reported these amounts as deferred rent which is amortized to rent expense over the term of the lease, also commencing with date of possession. Deferred rent as of January 31, 2009 and February 2, 2008 was $4.6 million and $3.6 million, respectively.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009 and the mortgage note has been, accordingly, classified as a current liability on the accompanying balance sheet. The Company is currently in discussions with the mortgage note holder to amend the mortgage note and extend the maturity date thereof.

dELiA*s Inc. was in compliance with the modified covenant for the year ended January 31, 2009. As of January 31, 2009 the current mortgage note payable balance was $2.2 million. As of February 2, 2008, the current and long-term mortgage note payable balances were $203,000 and $2.2 million, respectively. The mortgage loan is secured by the warehouse and fulfillment facility and related property. The mortgage note payable has the following scheduled maturities: $2.2 million in fiscal year 2009. The weighted average interest rate on the mortgage note during fiscal 2008 was approximately 5.21%.

10. Stock-Based Compensation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Stock-based compensation recognized in the Consolidated Statements of Operations for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 29, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 29, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The Company recorded stock-based compensation expense of $1.0 million, $1.1 million and $1.1 million for fiscal years 2008, 2007 and 2006, respectively, related to employee share based awards under SFAS No. 123(R) and such expense is included in selling, general and administrative expense in the statements of operations.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted average fair value of stock options granted during fiscal 2008, fiscal 2007 and fiscal 2006 was $0.96, $3.20 and $3.78, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Fiscal Years Ended
	2008	2007	2006
Risk-free interest rates	3.00%	4.38%	4.85%
Expected lives	6.6 years	4.4 years	4.0 years
Expected volatility	59%	50%	48%
Expected dividend yields	—	—	—

The following table summarizes transactions in dELiA*s, Inc. stock options during fiscal 2008:

	2008
	Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual (years)
Options outstanding as of February 2, 2008	5,944,657	$8.90
Options granted	952,000	1.95
Options exercised	—	—
Options cancelled or expired	(759,301)	8.37

Outstanding as of January 31, 2009	6,137,356	$7.89	6.12

Exercisable as of January 31, 2009	4,201,661	$9.33	5.08

The intrinsic value of stock options exercised during fiscal 2008 and fiscal 2007 was approximately $-0- and $237,000, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable at January 31, 2009 was approximately $101,000.

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

A summary of the status of the Company’s non-vested shares as of February 2, 2008, and changes during the twelve month period ended January 31, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Shares at February 2, 2008	2,179,653	$2.20
Granted	952,000	0.96
Vested	(873,831)	1.65
Cancelled	(322,127)	5.50

Non-vested Shares at January 31, 2009	1,935,695	$1.77

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2009, there was approximately $856,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years.

11. Stockholders’ equity

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

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to help fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which was controlled by Matthew L. Feshbach, our former Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with approximately $20 million of gross proceeds. Our stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, approximately 90% of the rights were exercised. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital. The MLF warrants were subsequently split so that MLF Offshore Portfolio Company, LP owned warrants to purchase 206,548 shares of our common stock and MLF Partners 100, LP owned warrants to purchase 8,795 shares of our common stock. Such warrants were distributed on a pro-rata basis to investors as part of the winding up of operations of MLF and its affiliated funds.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market values of our and Alloy, Inc. common stock following the Spinoff, we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of January 31, 2009, 4,136,441 shares of dELiA*s, Inc. common stock had been issued in connection with the Debentures. There are Debentures that are convertible into an additional 873 shares of our common stock that remain outstanding as of January 31, 2009. When these conversions occur, they will be recorded as a component of stockholders’ equity and would not have an impact on the statement of operations.

Restricted Stock

In fiscal 2008, the Company issued 90,908 shares of restricted stock, which are subject to vesting requirements, to outside board members valued at approximately $200,000 at the date of grant. In fiscal 2007, the Company issued 176,976 shares of restricted stock, which are subject to vesting requirements, to outside board members and one employee valued at approximately $505,000 at the dates of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which does not exceed four years. There were no restricted shares issued in fiscal 2006.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The components of the provision for income taxes consist of the following for fiscal:

	2008	2007	2006
	(in thousands)
Current:
State	$(63)	$309	$(142)
Federal	(4,492)	(6,473)	(3,071)

Total current	(4,555)	(6,164)	(3,213)

Deferred:
State	—	—	—
Federal	(2,319)	—	—

Total deferred	(2,319)	—	—

Net income tax benefit	$(6,874)	$(6,164)	$(3,213)

Included in the fiscal year 2008, 2007, and 2006 income from discontinued operations were federal and state tax provisions of $29.6 million, $6.4 million, and $3.7 million, respectively.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	2008	2007	2006
Computed expected tax benefit	(35)%	(35)%	(35)%
State taxes, net of federal benefit	0%	2%	(2)%
All other—individually less than 5%	0%	0%	0%

Total benefit	(35)%	(33)%	(37)%

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	January 31, 2009	February 2, 2008
	(in thousands)
Deferred tax assets:
Accruals and reserves	$7,541	$4,034
Plant and equipment	4,759	4,107
Other	267	553
Net operating loss carry forwards	11,361	15,569

Gross deferred tax assets	23,928	24,263
Valuation allowance	(18,394)	(21,693)

Total deferred tax assets	5,534	2,570

Deferred tax liabilities:
Identifiable intangible assets	(2,132)	(2,090)
Other	(1,083)	(480)

Total deferred tax liabilities	(3,215)	(2,570)

Net deferred tax assets	$2,319	$—

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the completion of the Spinoff, we were included in Alloy, Inc.’s consolidated federal and certain state income tax groups for income tax purposes. For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $22 million at January 31, 2009, expiring through January 31, 2023. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes and may experience such future changes. In addition, the annual limitations may result in the expiration of net operating losses before utilization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more-likely-than-not that $2.3 million of deferred tax assets will be realized; the Company does not believe that it is more-likely-than-not that the remaining net deferred tax assets will be realized. For fiscal 2008 and fiscal 2007, the valuation allowance decreased $3.3 million and increased $3.7 million, respectively.

Accounting for Uncertainty in Income Taxes

The Company adopted FAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective February 4, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For this benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the Company recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in retained earnings of $116,000 as of February 4, 2007, resulting from a cumulative effect adjustment, including $15,000 of interest and penalties. The entire amount of $116,000, if recognized, would favorably affect the effective tax rate. At January 31, 2009, the Company had a liability for unrecognized tax benefits of $339,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $339,000 is an accrual of $72,000 for the payment of related interest and penalties. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company recognizes interest related to unrecognized tax benefits in interest expense and any related penalties in income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company recorded an additional $16,000 and $28,000 in interest and penalties, respectively, for the fiscal year ended January 31, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(in thousands)
Unrecognized Tax Benefit – Beginning of fiscal year	$164	$101
Gross increases – tax positions in prior period	52	—
Gross decreases – tax positions in prior period	—	—
Gross increases – tax positions in current period	90	63
Settlements during the period	(39)	—
Lapses of applicable statute of limitation	—	—

Unrecognized Tax Benefit – End of fiscal year	$267	$164

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement (which was subsequently amended in conjunction with the sale of CCS) entered into in connection with the Spinoff, and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $557,000, $775,000, and $868,000 for fiscal 2008, fiscal 2007, and fiscal 2006, respectively, in our financial statements in accordance with the terms of the media services agreement. We recorded $78,000, $152,000, and $150,000 for fiscal 2008, 2007 and 2006, respectively, related to the CCS business which is included in the discontinued operations caption in our consolidated statements of operations.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement (which was subsequently amended in conjunction with the sale of CCS), and an On Campus Marketing call center agreement. We have compensated Alloy, Inc. approximately $158,000, $788,000, and $1.1 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively, in relation to the services provided under these agreements.

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

Net Non-Cash transfers from Alloy, Inc.

In the first quarter of fiscal 2006, we recorded an adjustment to the reclassification of divisional equity to common stock and additional paid in capital. The adjustment of $686,000 related to a prepaid insurance policy paid by Alloy, Inc. that related to the dELiA*s, Inc. business.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Leases

We lease dELiA*s retail stores, a call center, office space, storage space and certain computer equipment under noncancelable operating leases with various expiration dates through 2019. As of January 31, 2009, future net minimum lease payments are as follows:

Fiscal Year:	Operating Leases
(in thousands)
2009	$15,757
2010	14,836
2011	13,923
2012	13,252
2013	11,882
Thereafter	38,307

Total minimum lease payments	$107,957

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

Total rental expense during fiscal 2008, 2007 and 2006, including common-area maintenance, was $18.2 million, $16.2 million, and $14.1 million, respectively. There were no contingent excess rent payments made during these periods.

With regard to costs required to complete new stores where build-out had already begun as of January 31, 2009, such amount is expected to be approximately $0.5 million.

Sales Tax

At present, with respect to the Alloy catalogs, sales or other similar taxes are collected in respect of direct shipments of goods to consumers located in states where Alloy has a physical presence or personal property. With respect to the dELiA*s catalogs, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or other personal property. However, various other states or foreign countries may seek to impose sales tax obligations on such shipments in the future. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the internet. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on our results of operations.

License Agreement

In February 2003, dELiA*s Brand LLC, a subsidiary of dELiA*s Corp., entered into a master license agreement with JLP Daisy to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is approximately 10 years, which is subject to an extension of up to five years under specified circumstances and also is extended until JLP Daisy recoups its advance and preferred return. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including, at our option, upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. We have held preliminary discussions with JLP Daisy about modifying the terms of this master license agreement, but, to date, no definitive agreement has been reached regarding such modifications. We have not recorded any amounts associated with the license agreement.

Employment Agreements

On December 2, 2008, the Company entered into a new employment agreement (the “CEO Agreement”) with Robert E. Bernard, its Chief Executive Officer. The CEO Agreement supersedes the employment agreement between the parties dated December 6, 2005, as amended on November 20, 2007.

The CEO Agreement is for a four-year term (subject to earlier termination as provided in the CEO Agreement), renewing automatically for successive one-year terms unless terminated by either party. Mr. Bernard will receive a base salary of not less than $650,000, subject to annual review by the Compensation Committee of the Board of Directors. Mr. Bernard is entitled to participate in the Company’s Management Incentive Plan each year during the term of his employment, subject to the terms and conditions of that plan governing eligibility and participation, with a target annual incentive award opportunity of not less than 90% of his base salary. Mr. Bernard is eligible to receive stock incentive awards under the Company’s Amended and Restated 2005 Stock Incentive Plan and other benefits as are made available to the Company’s employees generally. Pursuant to the terms of the CEO Agreement, on December 2, 2008, Mr. Bernard received a grant of options to purchase 304,000 shares of common stock, par value $0.01 per share (the “Common Stock”), of the Company. These options have an exercise price per share of $2.13 and vest in four equal annual installments commencing on the first anniversary of the CEO Agreement and continuing thereafter on the next three succeeding anniversary dates of the CEO Agreement.

If the CEO Agreement is terminated for Cause (as defined in the CEO Agreement), Mr. Bernard will be entitled to receive (i) his base salary through the date of termination; (ii) the right to exercise all outstanding vested stock options that are vested as of the date of termination during the 30-day period following such date, and all unvested stock options will be forfeited and cancelled; and (iii) additional benefits to the extent then due or earned. If the CEO Agreement is terminated without Cause or is constructively terminated without cause (as defined in the CEO Agreement), Mr. Bernard will be entitled to receive (a) his base salary through the date of termination; (b) his base salary for a period of 12 months following the date of termination; (c) a lump payment equal to one time target bonus under the Company’s Management Incentive Plan within 30 days of the date of termination; (d) the vesting of all unvested options as of the date of termination and the right to exercise all outstanding stock options that are vested as of the date of termination during the one-year period following such

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date, or for the remainder of the exercise period, if less; (e) continued participation in the Company’s medical and dental benefit plans during the 12-month period following the date of termination; and (f) additional benefits to the extent then due or earned. If the CEO Agreement is terminated without Cause or is constructively terminated without cause within one year following a Change of Control (as defined in the CEO Agreement), Mr. Bernard will be entitled to receive (1) his base salary through the date of termination; (2) his base salary for a period of 18 months following the date of termination; (3) a lump payment equal to one time target bonus under the Company’s Management Incentive Plan within 30 days of the date of termination; (4) the vesting of all unvested options as of the date of termination and the right to exercise all outstanding stock options that are vested as of the date of termination during the one-year period following such date, or for the remainder of the exercise period, if less; (5) continued participation in the Company’s medical and dental benefit plans during the 18-month period following the date of termination; and (6) additional benefits to the extent then due or earned.

On December 2, 2008, the Company also entered into a new employment agreement (the “COO Agreement”) with Walter Killough, its Chief Operating Officer. The COO Agreement supersedes the employment agreement between the parties dated December 6, 2005, as amended on November 20, 2007.

The COO Agreement is for a four-year term (subject to earlier termination as provided in the COO Agreement), renewing automatically for successive one-year terms unless terminated by either party. Mr. Killough will receive a base salary of not less than $400,000, subject to annual review by the Compensation Committee of the Board of Directors. Mr. Killough is entitled to participate in the Company’s Management Incentive Plan each year during the term of his employment, subject to the terms and conditions of that plan governing eligibility and participation, with a target annual incentive award opportunity of not less than 60% of his base salary, subject to annual review. Mr. Killough is eligible to receive stock incentive awards under the Company’s Amended and Restated 2005 Stock Incentive Plan and other benefits as are made available to the Company’s employees generally. Pursuant to the terms of the COO Agreement, on December 2, 2008, Mr. Killough received a grant of options to purchase 182,500 shares of Common Stock. These options have an exercise price per share of $2.13 and vest in four equal annual installments commencing on the first anniversary of the date of the COO Agreement and continuing thereafter on the next three succeeding anniversary dates of the COO Agreement.

If the COO Agreement is terminated for Cause (as defined in the COO Agreement), Mr. Killough will be entitled to receive (i) his base salary through the date of termination; (ii) the right to exercise all outstanding vested stock options that are vested as of the date of termination during the 30-day period following such date and all unvested stock options will be forfeited and cancelled; and (iii) additional benefits to the extent then due or earned. If the COO Agreement is terminated without Cause or is constructively terminated (as defined in the COO Agreement), Mr. Killough will be entitled to receive (a) his base salary through the date of termination; (b) his base salary for a period of 12 months following the date of termination; (c) a lump payment equal to one time target bonus under the Company’s Management Incentive Plan within 30 days of the date of termination; (d) the vesting of all unvested options as of the date of termination and the right to exercise all outstanding stock options that are vested as of the date of termination during the one-year period following such date, or for the remainder of the exercise period, if less; (e) continued participation in the Company’s medical and dental benefit plans during the 12-month period following the date of termination; and (f) additional benefits to the extent then due or earned. If the COO Agreement is terminated without Cause or is constructively terminated within one-year following a Change of Control (as defined in the COO Agreement), Mr. Killough will be entitled to receive (1) his base salary through the date of termination; (2) his base salary for a period of 18 months following the date of termination; (3) a lump payment equal to one time target bonus within 30 days of the date of termination; (4) the vesting of all unvested options as of the date of termination and the right to exercise all outstanding stock options that are vested as of the date of termination during the one-year period following such

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date, or for the remainder of the exercise period, if less; (5) continued participation in the Company’s medical and dental benefit plans during the 18-month period following the date of termination; and (6) additional benefits to the extent then due or earned.

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

In addition, there are three other executives of the Company with severance agreed to in employment agreements and offer letters depending on various circumstances that, in total, aggregate approximately $0.6 million.

Benefit Plan

Full and part-time employees who are at least 21 years of age are eligible to participate in the dELiA*s Inc. 401(k) Profit Sharing Plan (the “Plan”). Under the Plan, employees can defer 1% to 75% of compensation as defined. The Company began in fiscal 2006 to match contributions in cash of $0.50 per employee contribution dollar on the first 5% of the employee contribution. The employees’ contribution is 100% vested, while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $392,000, $335,000, and $214,000 for fiscals 2008, 2007 and 2006, respectively. The Company has determined to suspend the Company match contributions under the Plan for the remainder of fiscal 2009.

Litigation

The Company is involved from time to time in litigation incidental to the business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

The Company is a defendant in a litigation brought by Mynk Corporation (“Mynk”) in the Los Angeles Superior Court alleging non-payment for goods. The Company previously had a long-standing relationship with a supplier of goods, Femme Knits, Inc. (“Femme Knits”). Mynk contends that it acquired the right to completed orders for goods from Femme Knits as a result of an acquisition of that right at an alleged Uniform Commercial Code foreclosure sale. In accordance with an agreement between dELiA*s and Femme Knits, among other things, dELiA*s advanced the sum of $600,000 for some price and other concessions and an agreement that dELiA*s could offset against the $600,000 advance future amounts owing to Femme Knits (Mynk). In July 2008, the Company recovered the advance by paying all other sums due on the purchase of goods from Femme Knits (Mynk) except for the $600,000 owed to it. Mynk contends that it is not bound by the agreement between dELiA*s and Femme Knits. The Company intends to defend the matter vigorously. No provision for losses, if any, that might result from the matter have been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and although the amount of loss is reasonably estimable, the Company is unable to predict the outcome.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are involved in additional legal proceedings that have arisen in the ordinary course of business. We believe that there is no claim or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

15. Segment Reporting

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

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
January 31, 2009	$139,055	$65,746	$204,801
February 2, 2008	50,620	65,317	115,937

Capital Expenditures (accrual basis)
January 31, 2009	$832	$9,761	$10,593
February 2, 2008	2,064	17,787	19,851
February 3, 2007	3,093	17,418	20,511

Depreciation and Amortization
January 31, 2009	$1,413	$7,381	$8,794
February 2, 2008	1,504	6,082	7,586
February 3, 2007	1,620	4,248	5,868

Goodwill
January 31, 2009	$12,073	$—	$12,073
February 2, 2008	12,073	—	12,073

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal
	2008	2007	2006
	(in thousands)
Net revenues:
Direct marketing	$102,557	$103,488	$107,452
Retail store	113,063	98,069	84,094

Total net revenues	215,620	201,557	191,546

Operating (loss) income:
Direct marketing	(1,490)	282	2,101
Retail store	(17,692)	(18,775)	(11,080)

Loss from continuing operations before interest (expense) income and income taxes	(19,182)	(18,493)	(8,979)
Interest (expense) income, net	(309)	(5)	205

Loss from continuing operations before income taxes	$(19,491)	$(18,498)	$(8,774)

16. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	Fiscal 2008				Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands, except per share data)
Net revenues	$46,818	$44,643	$56,946	$67,213	$42,753	$39,662	$52,017	$67,125
Gross profit(2)	15,671	15,060	21,051	25,209	14,707	12,872	19,016	25,921
Total operating expenses(2)	22,689	22,497	24,409	26,578	20,895	20,668	23,438	26,008
Loss from continuing operations	(7,018)	(7,437)	(3,358)	(1,369)	(6,188)	(7,796)	(4,422)	(87)
Income from discontinued operations(3)	1,975	1,647	2,708	23,446	1,670	1,520	2,868	3,941
Net (loss) income	$(3,949)	$(4,983)	$3,518	$22,573	$(3,265)	$(5,088)	$12	$6,006

Basic and diluted net (loss) income per common share	$(0.13)	$(0.16)	$0.11	$0.73	$(0.11)	$(0.16)	$—	$0.19

(1)	In the fourth quarter of 2007, the Company had a net reversal of an accrual of $0.5 million related to the settlement of various legal matters.
(2)	Certain fixed overhead costs that were allocated to discontinued operations through the end of the third quarter have been reclassed to continuing operations and are reflected in the quarters noted above.
(3)	In the fourth quarter of 2008, the Company sold its CCS business. The gain from such sale is included in the fiscal 2008 fourth quarter amount.

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns and allowances:
January 31, 2009	$1,020	$18,040	$17,772	$1,288
February 2, 2008	1,096	16,899	16,975	1,020
February 3, 2007	1,220	16,925	17,049	1,096

Reserve for inventory:
January 31, 2009	$3,031	$2,625	$3,546	$2,110
February 2, 2008	3,542	2,046	2,557	3,031
February 3, 2007	3,838	2,658	2,954	3,542

Valuation allowance for deferred tax assets:
January 31, 2009	$21,693	$—	$3,299	$18,394
February 2, 2008	17,968	3,725	—	21,693
February 3, 2007	20,740	—	2,772	17,968

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date: April 16, 2009	By:	/s/ ROBERT E. BERNARD
Robert E. Bernard Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. BERNARD Robert E. Bernard	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2009

/s/ DAVID J. DICK David J. Dick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 16, 2009

/s/ WALTER KILLOUGH Walter Killough	Chief Operating Officer and Director	April 16, 2009

/s/ CARTER S. EVANS Carter S. Evans	Chairman and Director	April 16, 2009

/s/ PAUL J. RAFFIN Paul J. Raffin	Director	April 16, 2009

/s/ GENE WASHINGTON Gene Washington	Director	April 16, 2009

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 16, 2009

INDEX TO EXHIBITS

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.23 hereto) (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration
No. 333-128153)).

10.1	dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No.1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No.333-128153)).

10.1.1	dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference from dELiA*S, Inc. Definitive Proxy Statement on Schedule 14A filed on June 1, 2007).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration
No. 333-128153)).

10.4	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.4.1	First Amendment dated November 20, 2007 to Employment Agreement of Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 27, 2007).

10.4.2	Employment Agreement dated as of December 2, 2008 by and between dELiA*s Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on December 5, 2008)

10.5	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.5.1	First Amendment dated November 20, 2007 to Employment Agreement of Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 27, 2007).

10.5.2	Employment Agreement dated as of December 2, 2008 by and between dELiA*s Inc. and Walter Killough (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on December 5, 2008)

10.6	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

1

10.7	Registration Rights Agreement dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.9	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.10	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.11	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.12	Call Center Services Agreement, dated as of December 19, 2005, between AMG Direct, LLC and On Campus Marketing, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.13	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.14	401(k) Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.14.1	401(k) Agreement (supporting and replacing Exhibit 10.16) (incorporated by reference from dELiA*s, Inc. Annual Report on Form 10-K filed on April 28, 2006).

10.15	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.16	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.17	Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.17.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.17.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corp. and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

2

10.17.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corp. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.17.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.17.5	Third Amendment to Construction Loan Agreement, dated as of December 16, 2005, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company, with the joinder of dELiA*s Corp. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.17.6	Continuing Guaranty, dated as of December 16, 2005, by and among dELiA*s, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference from dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.18	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.19	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.20	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.21	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy, Inc. Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.22	Media Services Agreement, dated as of February 15, 2006, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s Form 8-K filed on February 21, 2006).

10.23	Second Amended and Restated Loan and Security Agreement dated as of May 17, 2006, among dELiA*s and several other borrowers, and Wells Fargo Retail Finance II, LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 23, 2006).

10.24	Lease Agreement, dated as of August 14, 2006, between Matana LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s Form 8-K filed on August 18, 2006).

10.25	Offer Letter, dated as of February 6, 2007, by and between dELiA*s, Inc. and Stephen A. Feldman (incorporated by reference from the dELiA*s, Inc. Annual Report on Form 10-K filed on April 19, 2007).

10.26	Non-Compete Agreement, dated as of February 6, 2007 by and between dELiA*s Inc. and Stephen A. Feldman (incorporated by reference from the dELiA*s, Inc. Annual Report on Form 10-K filed on April 19, 2007).

10.27	Third Mortgage Note Modification Agreement and Declaration of No Set Off dated March 18, 2008 between Manufacturers and Traders Trust Company and dELiA*s Distribution Company (incorporated by reference from dELiA*s, Inc. current report on Form 8-K filed on March 20, 2008).

3

10.28	Offer Letter dated as of July 10, 2007 by and between dELiA*s, Inc. and Marc G. Schuback (incorporated by reference from the dELiA*s, Inc. Quarterly Report on Form 10Q filed on December 10, 2007).

10.29	Employment Agreement dated as of January 28, 2008 by and between dELiA*s, Inc. and Michele Donnan Martin (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on January 28, 2008).

10.30	Offer Letter dated March 4, 2008 and Amendment to Offer Letter dated January 26, 2009 between dELiA*s, Inc. and David J. Dick (incorporated by reference from the dELiA*s, Inc. current report on Form 8K filed on January 26, 2009)

10.31	Asset Purchase Agreement by and among Skate Direct, LLC, dELiA*s, Inc., Zephyr Acquisition, LLC, and Foot Locker, Inc. (solely for the purposes of Section 10.13(b)) (incorporated by reference from dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

10.32	Intellectual Property Purchase Agreement dated as of September 29, 2008 by and among Alloy, Inc., Skate Direct, LLC and dELiA*s, Inc. (solely for purposes of Section 6.1(c), 6.2 and 10.13) (incorporated by reference from the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008.

10.33	Media Placement Services Agreement made as of September 29, 2008 by and between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference to the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008)

10.34	Amendment dated as of September 29, 2008 to the Media Services Agreement dated as of February 15, 2006 (incorporated by reference to the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

18.1	Letter from BDO Seidman, LLP regarding change in accounting principle (incorporated by reference from the dELiA*s Inc. Annual Report on Form 10-K filed on April 28, 2006).

21*	Subsidiaries of dELiA*s, Inc. as of January 31, 2009.

23.1*	Consent of BDO Seidman, LLP

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

*	Filed herewith.

4