Form 10-Q
period 2009-05-02
dELiAs, Inc.
filed 2009-06-11
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 8, 2009 the registrant had 31,199,889 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	May 2, 2009	January 31, 2009	May 3, 2008
	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51,690	$92,512	$8,343
Restricted cash	9,350	—	—
Inventories, net	29,082	33,942	25,797
Prepaid catalog costs	2,024	2,759	2,906
Deferred income taxes	2,000	2,000	—
Other current assets	7,719	5,481	7,278
Assets held for sale	—	—	13,055

Total current assets	101,865	136,694	57,379

Property and equipment, net	54,282	53,164	55,990
Goodwill	12,073	12,073	12,073
Intangible assets, net	2,434	2,440	2,478
Other assets	406	430	276
Assets held for sale	—	—	28,170

Total assets	$171,060	$204,801	$156,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,414	$21,389	$19,368
Bank loan payable	—	—	1,858
Current portion of mortgage note payable	2,150	2,205	213
Accrued expenses and other current liabilities	28,862	28,822	28,726
Income taxes payable	1,554	25,243	690
Liabilities held for sale	—	—	330

Total current liabilities	46,980	77,659	51,185

Deferred credits and other long-term liabilities	12,158	11,813	9,530
Long-term portion of mortgage note payable	—	—	2,155

Total liabilities	59,138	89,472	62,870

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value; 100,000,000 shares authorized; 31,199,889, 31,199,889 and 31,026,473 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	97,955	97,728	97,003
Retained earnings (accumulated deficit)	13,936	17,570	(3,538)

Total stockholders’ equity	111,922	115,329	93,496

Total liabilities and stockholders’ equity	$171,060	$204,801	$156,366

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Net revenues	$52,097	$46,818
Cost of goods sold	35,238	31,147

Gross profit	16,859	15,671
Selling, general and administrative expenses	22,166	22,689

Operating loss	(5,307)	(7,018)
Interest income (expense), net	9	(89)

Loss from continuing operations before income taxes	(5,298)	(7,107)
Benefit for income taxes	(1,664)	(1,183)

Loss from continuing operations	(3,634)	(5,924)
Income from discontinued operations, net of income taxes	—	1,975

Net loss	$(3,634)	$(3,949)

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.12)	$(0.19)
Income from discontinued operations	—	0.06

Net loss	$(0.12)	$(0.13)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,029,651	30,878,134

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,634)	$(3,949)
Income from discontinued operations	—	1,975

Loss from continuing operations	(3,634)	(5,924)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	2,408	2,071
Stock-based compensation	227	270
Changes in operating assets and liabilities:	—	—
Restricted cash	(9,350)	—
Inventories	4,860	1,626
Prepaid catalog costs and other assets	(1,479)	164
Income taxes payable	(23,689)	112
Accounts payable, accrued expenses and other liabilities	(8,003)	(3,895)

Total adjustments	(35,026)	348

Net cash used in operating activities of continuing operations	(38,660)	(5,576)
Net cash provided by operating activities of discontinued operations	—	5,344

Net cash used in operating activities	(38,660)	(232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,107)	(4,635)

Net cash used in investing activities	(2,107)	(4,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	(55)	(47)
Net borrowings under line of credit agreement	—	1,858

Net cash (used in) provided by financing activities	(55)	1,811

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,822)	(3,056)
CASH AND CASH EQUIVALENTS, beginning of period	92,512	11,399

CASH AND CASH EQUIVALENTS, end of period	$51,690	$8,343

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$60	$99

Cash paid during the period for taxes	$23,786	$142

Capital expenditures incurred not yet paid	$2,187	$3,825

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the discussion and analysis below, when we refer to “Alloy, Inc.”, we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy”, we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate; when we refer to “dELiA*s Corp.”, we are referring to dELiA*s Corp., the company Alloy, Inc. acquired in 2003 and which has since been renamed dELiA*s Assets Corp.; when we refer to “dELiA*s, Inc.,” the “Company”, “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005; and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended May 2, 2009 and May 3, 2008 is unaudited. The accompanying condensed consolidated balance sheet information at January 31, 2009 was derived from the audited consolidated balance sheet at January 31, 2009.

1. Business and Basis of Presentation

Business

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling predominantly to teenage consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and e-commerce webpages, we sell many name brand products, along with our own proprietary brand products in key teenage spending categories, directly to consumers, including apparel, accessories, footwear and room furnishings. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at May 2, 2009 and May 3, 2008 and for the thirteen week periods ended May 2, 2009 and May 3, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 31, 2009 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated.

Discontinued Operations and Assets Held for Sale

On September 29, 2008, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Skate Direct, LLC, a wholly-owned subsidiary of the Company (“Skate Direct” or “CCS”), Foot Locker, Inc. (“Foot Locker”) solely for purposes of Section 10.13(b) thereof, and Zephyr Acquisition, LLC, a wholly-owned subsidiary of Foot Locker (“Buyer”). Subject to the terms and conditions of the Asset Purchase Agreement, Skate Direct agreed to sell the assets related to its CCS business to Buyer, and Buyer agreed to purchase such assets and assume certain related liabilities, for a purchase price of $102 million, subject to adjustment as provided in the Asset Purchase Agreement. Each of dELiA*s and Foot Locker agreed to guarantee specified obligations of Skate Direct and Buyer, respectively, under the Asset Purchase Agreement. dELiA*s also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction. The transaction closed on November 5, 2008.

As a result of the transaction entered into above, the results of the CCS business have been reported as discontinued operations for the thirteen weeks ended May 2, 2009 and May 3, 2008. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS.

Income from discontinued operations, net of taxes was $-0- and $2.0 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

Discontinued operations were comprised of (in thousands):

	For the Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Net revenues	$—	$16,719
Cost of goods sold	—	10,631

Gross profit	—	6,088
Selling, general and administrative expenses	—	2,835

Operating income	—	3,253
Provision for income taxes	—	1,278

Income from discontinued operations, net of income taxes	$—	$1,975

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	May 2, 2009	January 31, 2009	May 3, 2008
Inventories, net	$—	$—	$12,285
Prepaid catalog costs	—	—	770

Total current assets	—	—	13,055

Goodwill	—	—	28,131
Intangible assets, net	—	—	39

Total assets	$—	$—	$41,225

Customer liabilities	$—	$—	$330

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the 52-week fiscal year ended January 31, 2009 as “fiscal 2008”. In addition, all references herein to “fiscal 2009” represent the 52-week fiscal year that will end on January 30, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of May 2, 2009, January 31, 2009 and May 3, 2008 were approximately $1.1 million, $643,000 and $1.3 million respectively.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. There were no impairment charges recorded for the thirteen weeks ended May 2, 2009.

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

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table for the thirteen week periods ended May 2, 2009 and May 3, 2008:

	For Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Options, warrants and restricted shares	7,151,855	6,515,319
Conversion of 5.375% Convertible Debentures	873	83,381

Total	7,152,728	6,598,700

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.

Income tax reserves are determined using the methodology established by FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires companies to assess each income tax position taken using a two step approach. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 3, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities. On February 1, 2009, the Company adopted SFAS 157 for its non-financial assets and liabilities. There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent re-measurement during the first quarter of 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies, which amends and clarifies the initial and subsequent accounting and disclosures of contingencies in a business combination. The Company adopted SFAS 141R on February 1, 2009 and will apply it and FSP 141(R)-1 prospectively to business combinations completed after February 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will include the required disclosure beginning with its Form 10-Q for the quarter ending August 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009, and shall be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. On February 1, 2009, the Company adopted FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 had no material impact on the Company’s consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	May 2, 2009	January 31, 2009	May 3, 2008
Construction in progress	$3,773	$1,403	$2,258
Computer equipment	8,395	7,885	6,980
Machinery and equipment	125	125	125
Office furniture	16,316	16,096	15,259
Leasehold improvements	43,606	43,187	41,833
Building	7,559	7,559	7,559
Land	500	500	500

	80,274	76,755	74,514
Less: accumulated depreciation and amortization	(25,992)	(23,591)	(18,524)

	$54,282	$53,164	$55,990

Depreciation and amortization expense related to property and equipment was approximately $2.4 million and $2.0 million for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively.

4. Intangible Assets

Our acquired intangible assets were as follows:

	May 2, 2009		January 31, 2009		May 3, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$77	$78	$76	$78	$72
Noncompetition agreements	390	390	390	390	390	371
Websites	689	689	689	689	689	689
Leaseholds	190	176	190	171	190	156

	$1,347	$1,332	$1,347	$1,326	$1,347	$1,288

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was approximately $6,000 and $39,000 for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively. As of May 2, 2009, the estimated amortization expense for the remainder of fiscal 2009 is approximately $15,000.

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

        The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. In the third quarter of fiscal 2008, the Company obtained a temporary credit increase of $5 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million. The Restated Credit Facility had an original maturity date of May 17, 2009, however, the Company extended the date to June 26, 2009 in order to finalize a new financing arrangement with Wells Fargo Retail Finance II, LLC.

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

At May 2, 2009, the unused available amount under the Restated Credit Facility was $17.4 million after reflecting approximately $9.2 million of outstanding letters of credit.

As of May 2, 2009, January 31, 2009 and May 3, 2008, there were $-0-, $-0- and $1.9 million outstanding, respectively, under the Restated Credit Facility. Upon the closing of the sale of CCS, all outstanding borrowings were repaid.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	May 2, 2009	January 31, 2009	May 3, 2008
Accrued sales tax	$1,064	$906	$990
Accrued payroll, bonus, taxes and withholdings	613	1,881	724
Accrued professional services	922	955	852
Credits due to customers	15,421	15,414	13,873
Allowance for sales returns	923	1,288	1,060
Accrued construction in progress	1,855	458	2,904
Other accrued expenses	8,064	7,920	8,323

	$28,862	$28,822	$28,726

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

We were in compliance with the financial covenants for the quarter ended May 2, 2009. The mortgage loan is secured by the distribution facility and related property. The Company has not determined whether it will refinance the mortgage note prior to maturity.

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

Included in selling, general and administrative expense in the financial statements for the thirteen week periods ended May 2, 2009 and May 3, 2008 was stock-based compensation expense of approximately $227,000 and $270,000, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the thirteen weeks ended May 2, 2009 was $1.18. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirteen Weeks Ended May 3, 2009
Dividend yield	—
Risk-free interest rate	2.30%
Expected life (in years)	7
Historical volatility	65%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 31, 2009	6,137,356	$7.89
Options granted	159,000	1.93
Options exercised	—	—
Options cancelled	(193,237)	10.45

Options outstanding at May 2, 2009	6,103,119	$7.65

Options exercisable at May 2, 2009	4,228,271	$9.14

As of May 2, 2009, there was $635,000 of total unrecognized compensation cost related to non-vested employee share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

        At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on the statement of operations. As of May 2, 2009, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will also be recorded as a component of stockholders’ equity and have no impact on the statement of operations.

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen weeks ended May 2, 2009.

10. Interest (Expense) Income, Net

Interest income and interest expense are presented as a net amount in the condensed consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen week periods ended May 2, 2009 and May 3, 2008 was $129,000 and $41,000, respectively. Interest expense for the thirteen week periods ended May 2, 2009 and May 3, 2008 was $120,000 and $130,000, respectively.

We capitalized $6,000 and $31,000 of interest expense in the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively.

11. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement (which was subsequently amended in conjunction with the sale of CCS) entered into in connection with the Spinoff, and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $112,000 and $126,000 for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively, in our financial statements in accordance with the terms of the media services agreement. We recorded revenues of $-0- and $27,000 for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively, related to the CCS business which is included in the discontinued operations caption in our consolidated statements of operations.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement (which was subsequently amended in conjunction with the sale of CCS), and an On Campus Marketing call center agreement. We have compensated Alloy, Inc. approximately $59,000 and $84,000 for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively, in relation to the services provided under these agreements.

12. Income Taxes

The (benefit) provision for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events.

The Company follows FIN 48 which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For this benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

At May 2, 2009, the Company had a liability for unrecognized tax benefits of $342,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $342,000 is an accrual of $75,000 for the payment of related interest and penalties. There were no changes to the Company’s unrecognized tax benefits during the thirteen weeks ended May 2, 2009. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company recorded $3,000 and $17,000 in interest expense and $-0- and $4,000 of penalties, for the thirteen weeks ended May 2, 2009, and May 3, 2008, respectively, related to unrecognized tax benefits.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2005 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examinations.

13. Litigation

The Company is involved from time to time in litigation incidental to the business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows SFAS 5, “Accounting for Contingencies” when assessing pending or potential litigation.

        The Company is a defendant in a litigation brought by Mynk Corporation (“Mynk”) in the Los Angeles Superior Court alleging non-payment for goods. The Company previously had a long-standing relationship with a supplier of goods, Femme Knits, Inc. (“Femme Knits”). Mynk contends that it acquired the right to completed orders for goods from Femme Knits as a result of an acquisition of that right at an alleged Uniform Commercial Code foreclosure sale. In accordance with an agreement between dELiA*s and Femme Knits whereby, among other things, dELiA*s advanced the sum of $600,000 for some price and other concessions and an agreement that dELiA*s could offset against the $600,000 advance future amounts owing to Femme Knits (Mynk). In July 2008, the Company recovered the advance by paying all other sums due on the purchase of goods from Femme Knits (Mynk) except for the $600,000 owed to it. Mynk contends that it is not bound by the agreement between dELiA*s and Femme Knits. The Company intends to defend the matter vigorously. No provision for losses, if any, that might result from the matter have been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and although the amount of loss is reasonably estimable, the Company is unable to predict the outcome.

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

	Direct Marketing Segment	Retail Store Segment	Total
		(in thousands)
Total Assets
May 2, 2009	$103,092	$67,968	$171,060
January 31, 2009	$139,055	$65,746	$204,801
May 3, 2008	$49,043	$66,098	$115,141
Capital Expenditures (accrual basis)
May 2, 2009- 13 weeks ended	$31	$3,489	$3,520
May 3, 2008- 13 weeks ended	$135	$5,986	$6,121
Depreciation and Amortization
May 2, 2009- 13 weeks ended	$375	$2,033	$2,408
May 3, 2008- 13 weeks ended	$357	$1,713	$2,070
Goodwill
May 2, 2009	$12,073	$—	$12,073
January 31, 2009	$12,073	$—	$12,073
May 3, 2008	$12,073	$—	$12,073

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Net revenues:
Direct marketing	$26,863	$23,888
Retail store	25,234	22,930

Total net revenue	$52,097	$46,818

Operating loss:
Direct marketing	$(389)	$(1,208)
Retail store	(4,918)	(5,810)

Operating loss	$(5,307)	$(7,018)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report on Form 10-Q and in conjunction with our audited financial statements and related notes on our most recent Form 10-K. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Forward Looking Statements”.

The results for the first quarter of 2009 and all other periods presented reflect CCS as a discontinued operation. The Company completed its sale of the CCS business on November 5, 2008. Upon closing of the transaction, the Company received $103.2 million in cash proceeds. All financial results in this discussion are for continuing operations only unless otherwise stated.

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel and accessories, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s specialty retail stores are designed to appeal directly to our core customers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of dELiA*s retail stores.

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenage girls and young women; to expand and develop our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and potentially exploring retail store concepts; and to carry out such strategy while controlling costs.

We expect that growth in our retail stores business, which represented 49% of our total net sales for the thirteen weeks ended May 2, 2009, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 13% in fiscal 2009 and approximately 15% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350-400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing, which may not be available on acceptable terms or at all.

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

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business, including those formerly allocated to the CCS business;

•	Increasing retail store net square footage by approximately 13% in fiscal 2009 and by approximately 15% annually thereafter;

•	Monitoring and opportunistically closing underperforming stores.

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

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for fifteen full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within that period. If a store is closed during a fiscal period, it is removed from the computation of comparable store sales for that fiscal quarter and year-to-date period.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended January 31, 2009 was a 52-week fiscal year, and the fiscal year ending January 30, 2010 will also be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%
Cost of goods sold	67.6%	66.5%
Gross profit	32.4%	33.5%
Operating expenses:
Selling, general and administrative expenses	42.5%	48.5%
Operating loss	(10.2)%	(15.0)%
Interest income (expense), net	0.0%	(0.2)%
Loss before benefit for income taxes	(10.2)%	(15.2)%
Benefit for income taxes	(3.2)%	(2.5)%
Loss from continuing operations	(7.0)%	(12.7)%
Income from discontinued operations	0.0%	4.2%
Net loss	(7.0)%	(8.5)%

Quarter Ended May 2, 2009 Compared with the Quarter Ended May 3, 2008

Revenues

Total Revenues. Total revenues increased 11.3% to $52.1 million in the quarter ended May 2, 2009 from $46.8 million in the quarter ended May 3, 2008.

Direct Marketing Revenues. Direct marketing revenues increased 12.5% to $26.9 million in the quarter ended May 2, 2009 from $23.9 million in the quarter ended May 3, 2008. Increased sales were driven by higher clearance activity following the fourth quarter holiday sales period, as well as increases in full price spring selling.

Retail Store Revenues. Retail store revenues increased 10.0% to $25.2 million for the quarter ended May 2, 2009 from $22.9 million for the quarter ended May 3, 2008. The revenue increase was driven by new store openings and a comparable store sales increase of 0.2% over the prior year. During the quarter, we opened two new stores. Accordingly, we ended the quarter ended May 2, 2009 with 99 stores in operation as compared to the 92 locations open as of May 3, 2008.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
Channel net revenues (1):
Retail	$25,234		$22,930

Direct:
Catalog	4,720		4,323
Internet	22,143		19,565

Total direct	26,863		23,888

	$52,097		$46,818

Internet % of total direct revenues	82%		82%

Catalogs Mailed (1)	9,330		9,641

Number of Stores:
Beginning of period	97		86
Stores opened	3	**	7	*
Stores closed	1	**	1	*

End of Period	99		92

Total Gross Sq. Ft. End of Period	378.1		349.5

1)	Restated to exclude the CCS business
*	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2008.
**	Totals include one store that was closed, remodeled and reopened in the first quarter of fiscal 2009.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended May 2, 2009 was $16.9 million or 32.4% of revenues as compared to $15.7 million or 33.5% of revenues in the quarter ended May 3, 2008.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended May 2, 2009 was $11.2 million or 41.8% of revenues as compared to $10.8 million or 45.1% of revenues for the quarter ended May 3, 2008. The decrease was primarily attributable to increased clearance versus full price sales.

Retail Store Gross Profit. Retail store gross profit for the quarter ended May 2, 2009 was $5.6 million or 22.3% of revenues as compared to $4.9 million or 21.4% of revenues for the quarter ended May 3, 2008. The increase in retail segment gross margin was driven by improved merchandise margins.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 42.5% for the quarter ended May 2, 2009 from 48.5% for the quarter ended May 3, 2008. In total dollars, selling, general and administrative expenses decreased $0.5 million, from $22.7 million in the quarter ended May 3, 2008 to $22.2 million in the quarter ended May 2, 2009. The improvement in SG&A expenses as a percentage of sales reflects the leveraging of selling expenses on higher sales in both the retail and direct segments, as well as reduced overhead costs as a result of our recent restructuring. Results for the first quarter of 2009 reflect approximately $1.7 million in cost reductions related to the restructuring.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses decreased from $12.0 million in the quarter ended May 3, 2008 to $11.6 million in the quarter ended May 2, 2009. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased from 50.1% in the quarter ended May 3, 2008 to 43.3% in the quarter ended May 2, 2009. The significant improvement in SG&A as a percentage of sales reflects the leveraging of catalog expenses on higher sales and reductions in overhead costs.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses decreased from $10.7 million in the quarter ended May 3, 2008 to $10.5 million in the quarter ended May 2, 2009. As a percentage of related revenues, retail selling, general and administrative expenses decreased from 46.7% for the quarter ended May 3, 2008 to 41.8% in the quarter ended May 2, 2009. The decrease was primarily due to the leveraging of store costs on higher sales and reductions in overhead costs.

Operating Loss

Total Operating Loss. Our total operating loss was $5.3 million for the quarter ended May 2, 2009 as compared to a loss of $7.0 million for the quarter ended May 3, 2008.

Direct Marketing Operating Income. Direct marketing operating loss was $0.4 million for the quarter ended May 2, 2009 as compared to a loss of $1.2 million for the quarter ended May 3, 2008.

Retail Store Operating Loss. Operating loss from retail stores was $4.9 million for the quarter ended May 2, 2009 as compared to a loss of $5.8 million for the quarter ended May 3, 2008.

Interest income (expense), net

We recorded net interest income of $9,000 in the quarter ended May 2, 2009 as compared with interest expense of $89,000 in the quarter ended May 3, 2008. Interest income was earned from cash balances in money market accounts provided primarily from the proceeds of the sale of our CCS business. Interest expense was related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit from continuing operations of $1.7 million in the quarter ended May 2, 2009 and an income tax benefit of $1.2 million for the quarter ended May 3, 2008.

Discontinued Operations and Assets Held for Sale

On September 29, 2008, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Skate Direct, LLC, a wholly-owned subsidiary of the Company (“Skate Direct”), Foot Locker, Inc. (“Foot Locker”) solely for purposes of Section 10.13 (b) thereof, and Zephyr Acquisition, LLC, a wholly-owned subsidiary of Foot Locker (“Buyer”). Subject to the terms and conditions of the Asset Purchase Agreement, Skate Direct agreed to sell the assets related to its CCS business to Buyer, and Buyer agreed to purchase such assets and assume certain related liabilities, for a purchase price of $102 million, subject to adjustment as provided in the Asset Purchase Agreement. Each of dELiA*s and Foot Locker agreed to guarantee specified obligations of Skate Direct and Buyer, respectively, under the Asset Purchase Agreement. dELiA*s also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction. The transaction closed on November 5, 2008.

As a result of the transaction entered into above, the operating results of the CCS business have been reported as discontinued operations for the thirteen weeks ended May 2, 2009 and May 3, 2008. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS.

Income from discontinued operations, net of taxes was $-0- million and $2.0 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

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

        Net cash used in operating activities was $38.7 million in the thirteen weeks ended May 2, 2009, compared with $5.6 million in the thirteen weeks ended May 3, 2008. The cash used in operating activities in the thirteen weeks ended May 2, 2009 was due primarily to the payment of income taxes mostly related to the sale of CCS and the funding of a restricted cash account to support outstanding letters of credit that extend beyond the expiration date of the Restated Credit Facility. The cash used in operating activities in the thirteen weeks ended May 3, 2008 was due primarily to funding the net operating losses in both segments.

Cash used in investing activities was $2.1 million in the thirteen weeks ended May 2, 2009, compared with $4.6 million in the thirteen weeks ended May 3, 2008. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Cash used in financing activities was $0.1 million in the thirteen weeks ended May 2, 2009, related repayment on our mortgage note payable. Cash provided by financing activities in the thirteen weeks ended May 3, 2008 was $1.8 million, primarily related to borrowings on our Restated Credit Facility.

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

The Company is allowed under the Restated Credit Facility, under certain circumstances and if certain conditions are met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit requires the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, we permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company may also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases do not require the payment of an origination fee. In the third quarter of fiscal 2008, the Company obtained a temporary credit increase of $5 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million. The Restated Credit Facility had an original maturity date of May 17, 2009, however, the Company extended the date to June 26, 2009 in order to finalize a new financing arrangement with Wells Fargo Retail Finance II, LLC.

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

At May 2, 2009, the unused available amount under the Restated Credit Facility was $17.4 million after reflecting approximately $9.2 million of outstanding letters of credit.

As of May 2, 2009, January 31, 2009 and May 3, 2008, there were $-0-, $-0- and $1.9 million outstanding, respectively, under the Restated Credit Facility. Upon the closing of the sale of CCS on November 5, 2008, all then outstanding borrowings were repaid.

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

We were in compliance with the financial covenants for the quarter ended May 2, 2009. The mortgage loan is secured by the distribution facility and related property. The Company has not determined whether it will refinance the mortgage note prior to maturity.

Contractual Obligations

The following table presents our significant contractual obligations as of May 2, 2009 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Restated Credit Facility	$0	$0	$—	$—	$—
Mortgage Loan Agreement Principal (1)	2,150	2,150	—	—	—
Interest on Mortgage Loan (1)	24	24	—	—	—
Operating Lease Obligations (2)	119,188	16,629	31,111	27,674	43,774
Purchase Obligations (3)	34,253	34,253	—	—	—
Future Severance-Related Payments (4)	3,138	3,138	—	—	—

Total	$158,753	$56,194	$31,111	$27,674	$43,774

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements
(4)	Our future severance-related payments primarily consist of severance agreements with existing employees.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a media services agreement (see Note 11 to our condensed consolidated financial statements) entered into in connection with the Spinoff. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. We recorded revenues of $112,000 and $126,000 for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively, in our financial statements in accordance with the terms of the media services agreement (see Note 1 to the condensed consolidated financial statements).

Catalog Costs

Catalog costs consist of catalog production, including paper and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the thirteen weeks ended May 2, 2009, we recorded no impairment charge in our consolidated statements of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 3, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities. On February 1, 2009, the Company adopted SFAS 157 for its non-financial assets and liabilities. There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent re-measurement during the first quarter of 2009.

In December 2007, the FASB issued No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies, which amends and clarifies the initial and subsequent accounting and disclosures of contingencies in a business combination. The Company adopted SFAS 141R on February 1, 2009 and will apply it and FSP 141(R)-1 prospectively to business combinations completed after February 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will include the required disclosure beginning with its Form 10-Q for the quarter ending August 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. On February 1, 2008, the Company adopted FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009, and shall be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

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

As of May 2, 2009, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item. Revolving loans under the Restated Credit Facility bear interest at rates that are tied to the LIBOR and Prime Rate, and, therefore, we could be exposed to changes in interest rates. The Company has not considered this exposure material.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, May 2, 2009, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS No. 5, “Accounting for Contingencies” when assessing pending or potential litigation.

The information set forth in Part I, Note 13 to the Notes to Condensed Consolidated Financial Statements contained on page 12 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Risk factors and the other information are set forth in our most recent Annual Report on Form 10-K and our other periodic reports filed with the Securities Exchange Commission. Our risk factors, together with the notes set forth in this Form 10-Q and our other periodic reports under the caption “Forward Looking Statements”, is not exhaustive. For example, there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business, or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. We assume no obligation (and specifically disclaim any such obligation) to update our risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

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

dELiA*s, Inc.

Date: June 11, 2009	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: June 11, 2009	By:	/s/ David J. Dick
David J. Dick
Chief Financial Officer