Form 10-Q
period 2009-08-01
dELiAs, Inc.
filed 2009-09-10
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

As of September 8, 2009 the registrant had 31,200,889 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	August 1, 2009	January 31, 2009	August 2, 2008
	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,709	$92,512	$9,498
Inventories, net	36,778	33,942	32,968
Prepaid catalog costs	3,038	2,759	3,504
Deferred income taxes	2,000	2,000	—
Other current assets	10,356	5,481	6,792
Assets held for sale	—	—	14,721

Total current assets	88,881	136,694	67,483

Property and equipment, net	56,575	53,164	56,019
Goodwill	12,073	12,073	12,073
Intangible assets, net	2,428	2,440	2,458
Restricted cash	15,787	—	—
Other assets	573	430	222
Assets held for sale	—	—	28,170

Total assets	$176,317	$204,801	$166,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,870	$21,389	$24,336
Bank loan payable	—	—	9,380
Current portion of mortgage note payable	2,095	2,205	225
Accrued expenses and other current liabilities	29,007	28,822	30,920
Income taxes payable	545	25,243	810
Liabilities held for sale	—	—	330

Total current liabilities	56,517	77,659	66,001

Deferred credits and other long-term liabilities	12,297	11,813	9,544
Long-term portion of mortgage note payable	—	—	2,089

Total liabilities	68,814	89,472	77,634

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,200,889, 31,199,889 and 31,108,981 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	98,194	97,728	97,280
Retained earnings (accumulated deficit)	9,278	17,570	(8,520)

Total stockholders’ equity	107,503	115,329	88,791

Total liabilities and stockholders’ equity	$176,317	$204,801	$166,425

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net revenues	$45,732	$44,643	$97,829	$91,461
Cost of goods sold	30,773	29,583	66,011	60,730

Gross profit	14,959	15,060	31,818	30,731
Selling, general and administrative expenses	21,854	22,497	44,020	45,186

Operating loss	(6,895)	(7,437)	(12,202)	(14,455)
Interest expense, net	(53)	(203)	(44)	(292)

Loss from continuing operations before income taxes	(6,948)	(7,640)	(12,246)	(14,747)
Benefit for income taxes	(2,284)	(1,010)	(3,948)	(2,193)

Loss from continuing operations	(4,664)	(6,630)	(8,298)	(12,554)
Income from discontinued operations, net of income taxes	6	1,647	6	3,622

Net loss	$(4,658)	$(4,983)	$(8,292)	$(8,932)

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.15)	$(0.21)	$(0.27)	$(0.41)
Income from discontinued operations	0.00	0.05	0.00	0.12

Net loss	$(0.15)	$(0.16)	$(0.27)	$(0.29)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,035,578	30,893,358	31,032,615	30,885,841

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,292)	$(8,932)
Income from discontinued operations	6	3,622

Loss from continuing operations	(8,298)	(12,554)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	4,877	4,218
Stock-based compensation	465	547
Changes in operating assets and liabilities:
Inventories	(2,836)	(5,545)
Prepaid catalog costs and other assets	(5,297)	106
Restricted cash	(15,787)	—
Income taxes payable	(24,698)	232
Accounts payable, accrued expenses and other liabilities	2,930	4,113

Total adjustments	(40,346)	3,671

Net cash used in operating activities of continuing operations	(48,644)	(8,883)
Net cash provided by operating activities of discontinued operations	6	5,325

Net cash used in operating activities	(48,638)	(3,558)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,056)	(7,622)

Net cash used in investing activities	(7,056)	(7,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	—	9,380
Payment of mortgage note payable	(110)	(101)
Proceeds from the exercise of stock options	1	—

Net cash (used in) provided by financing activities	(109)	9,279

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,803)	(1,901)
CASH AND CASH EQUIVALENTS, beginning of period	92,512	11,399

CASH AND CASH EQUIVALENTS, end of period	$36,709	$9,498

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$131	$270

Cash paid during the period for taxes	$25,122	$227

Capital expenditures incurred not yet paid	$1,994	$2,994

See accompanying notes to condensed consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the discussion and analysis below, when we refer to “Alloy, Inc.”, we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy”, we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate; when we refer to “dELiA*s, Inc.,” the “Company”, “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005; and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended August 1, 2009 and August 2, 2008 is unaudited. The accompanying condensed consolidated balance sheet information at January 31, 2009 was derived from the audited consolidated balance sheet at January 31, 2009.

1. Business and Basis of Presentation

Business

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and e-commerce web pages, we sell many name brand products, along with our own proprietary brand products in key teenage spending categories, directly to consumers, including apparel, accessories, footwear and room furnishings. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at August 1, 2009 and August 2, 2008 and for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 31, 2009 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated. The Company has evaluated subsequent events through September 10, 2009, which is the date the financial statements were available to be issued.

Discontinued Operations and Assets Held for Sale

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the results of the CCS business have been reported as discontinued operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS. Also, as part of the transaction, dELiA*s provided certain transition services to Foot Locker.

Income from discontinued operations, net of taxes was $6,000 for both the thirteen and twenty-six weeks ended August 1, 2009, and $1.6 million and $3.6 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively.

Discontinued operations were comprised of (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net revenues	$—	$13,482	$—	$30,201
Cost of goods sold	—	8,009	—	18,640

Gross profit	—	5,473	—	11,561
Selling, general and administrative expenses	(9)	2,753	(9)	5,588

Operating income	9	2,720	9	5,973
Provision for income taxes	3	1,073	3	2,351

Income from discontinued operations, net of income taxes	$6	$1,647	$6	$3,622

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	August 1, 2009	January 31, 2009	August 2, 2008
Inventories, net	$—	$—	$13,398
Prepaid catalog costs	—	—	1,323

Total current assets	—	—	14,721

Goodwill	—	—	28,131

Intangible assets, net	—	—	39

Total assets	$—	$—	$42,891

Customer liabilities	$—	$—	$330

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at August 1, 2009, January 31, 2009 and August 2, 2008 approximates fair value as this debt has a variable interest rate that fluctuates with the market rate.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of August 1, 2009, January 31, 2009 and August 2, 2008 were approximately $2.2 million, $643,000 and $2.6 million respectively.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. There were no impairment charges recorded for the thirteen and twenty-six weeks ended August 1, 2009.

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

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share are detailed in the following table for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008:

	For Thirteen Weeks Ended		For Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Options, warrants and restricted shares	7,291,053	7,029,024	7,294,016	7,035,159
Conversion of 5.375% Convertible Debentures	873	80,631	873	82,013

Total	7,291,926	7,109,655	7,294,889	7,117,172

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

Recently Issued Accounting Pronouncements

In July 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS No.168 will become non authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, SFAS 165 provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company evaluated all events or transactions that occurred after August 1, 2009 through September 10, 2009, the date we issued these financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this statement effective August 1, 2009. There was no material financial statement impact as a result of adoption.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective beginning with our quarterly report on Form 10-Q for the period ending August 1, 2009, and shall be applied prospectively. The Company adopted this statement effective August 1, 2009 and it did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 3, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities. On February 1, 2009, the Company adopted SFAS 157 for its non-financial assets and liabilities. There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent re-measurement during the thirteen and twenty-six weeks ended August 1, 2009.

3. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	August 1, 2009	January 31, 2009	August 2, 2008
Construction in progress	$3,730	$1,403	$2,335
Computer equipment	8,793	7,885	7,333
Machinery and equipment	125	125	125
Office furniture	17,549	16,096	15,749
Leasehold improvements	46,774	43,187	43,071
Building	7,559	7,559	7,559
Land	500	500	500

	85,030	76,755	76,672
Less: accumulated depreciation and amortization	(28,455)	(23,591)	(20,653)

	$56,575	$53,164	$56,019

Depreciation and amortization expense related to property and equipment was approximately $2.5 million and $4.9 million for the thirteen and twenty-six week periods ended August 1, 2009, respectively, and $2.1 million and $4.2 million for thirteen and twenty-six week periods ended August 2, 2008, respectively.

4. Intangible Assets

Our intangible assets were as follows (in thousands):

	August 1, 2009		January 31, 2009		August 2, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$77	$78	$76	$78	$73
Noncompetition agreements	390	390	390	390	390	385
Websites	689	689	689	689	689	689
Leaseholds	190	182	190	171	190	161

	$1,347	$1,338	$1,347	$1,326	$1,347	$1,308

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was approximately $6,000 and $12,000 for the thirteen and twenty-six week periods ended August 1, 2009, respectively, and $21,000 and $59,000 for the thirteen and twenty-six week periods ended August 2, 2008, respectively. As of August 1, 2009, the estimated amortization expense for the remainder of fiscal 2009 is approximately $9,000.

5. Credit Facility

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”) which expired by its terms on June 26, 2009. The Restated Credit Facility was a secured revolving credit facility that the Company could draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million.

The Company was allowed under the Restated Credit Facility, under certain circumstances and if certain conditions were met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit required the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, the Company permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company could also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases did not require the payment of an origination fee. In the third quarter of fiscal 2008, the Company obtained a temporary credit increase of $5 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million.

Funds were available under the Restated Credit Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Restated Credit Facility based upon eligible inventory and accounts receivable, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Restated Credit Facility, and (iv) the “Availability Block” (which was equal to the greater of 6.5% of the then existing credit limit and $1.5 million). Loans under the Restated Credit Facility bore interest, at the Company’s option, either at the prime rate or the London Interbank Offered Rate plus a variable margin ranging from 1.25% to 1.75% depending on excess availability and cash on hand. A monthly fee of 0.25% per annum was payable based on the unused balance of the Restated Credit Facility. The Restated Credit Facility was secured by substantially all of the assets of the Company and contained various affirmative and negative covenants, representations, warranties and events of default, including restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases, the annual amount of capital expenditures and the number of new stores the Company could open each year. The Company was in compliance with all of its covenants under the Restated Credit Facility.

As of January 31, 2009 and August 2, 2008, there were $-0- and $9.4 million outstanding, respectively, under the Restated Credit Facility. Upon the closing of the sale of CCS in November 2008, all outstanding borrowings were repaid.

On June 26, 2009, the Company entered into a letter of credit agreement with Wells Fargo Retail Finance II, LLC (“Letter of Credit Agreement”) replacing the Restated Credit Facility.

        The Letter of Credit Agreement, which has a maturity date of June 26, 2011, provides for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords, insurance providers and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding may not exceed the lesser of $15,000,000 or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company has secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15,750,000. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, have been pledged as collateral for these obligations.

The Letter of Credit Agreement calls for the payment by the Company of an unused line fee of 0.75% per annum on the average unused portion of the credit facility under the Letter of Credit Agreement, a letter of credit fee of 2.00% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses generally charged by the letter of credit issuer. The Letter of Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates must comply during the term of the Letter of Credit Agreement.

As of August 1, 2009, there were $9.1 million of outstanding letters of credit under the Letter of Credit Agreement.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 1, 2009	January 31, 2009	August 2, 2008
Accrued sales tax	$1,209	$906	$904
Accrued payroll, bonus, taxes and withholdings	1,530	1,881	1,783
Accrued professional services	796	955	874
Credits due to customers	15,190	15,414	14,343
Allowance for sales returns	941	1,288	1,096
Accrued construction in progress	1,583	458	2,088
Other accrued expenses	7,758	7,920	9,832

	$29,007	$28,822	$30,920

7. Mortgage Note Payable

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and was to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009. The mortgage note has been classified as current on the accompanying balance sheet. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

We were in compliance with the financial covenants for the quarter ended August 1, 2009. The mortgage loan is secured by the distribution facility and related property. The Company has decided to pay off the remaining balance of the mortgage, which will be approximately $2.1 million, at maturity.

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

Included in selling, general and administrative expense in the financial statements for the thirteen and twenty-six week periods ended August 1, 2009 was stock-based compensation expense of approximately $238,000 and $465,000, respectively, related to employee stock options and restricted stock. Included in selling, general and administrative expense in the financial statements for the thirteen and twenty-six week periods ended August 2, 2008 was stock-based compensation expense of approximately $262,000 and $547,000, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the twenty-six weeks ended August 1, 2009 was $1.18. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Twenty-Six Weeks Ended August 1, 2009
Dividend yield	—
Risk-free interest rate	3.1%
Expected life (in years)	6.25
Historical volatility	65%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 31, 2009	6,137,356	$7.89
Options granted	425,500	1.92
Options exercised	(1,000)	1.59
Options cancelled	(314,612)	11.17

Options outstanding at August 1, 2009	6,247,244	$7.31

Options exercisable at August 1, 2009	4,345,497	$8.98

As of August 1, 2009, there was $904,000 of total unrecognized compensation cost related to non-vested employee share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

9. Stockholders’ equity

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which is controlled by Matthew L. Feshbach, our former Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15,161,435. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4,838,565. Excluding MLF, 90% of the rights were exercised. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $900,000 and were recorded as a cost of raising capital. The MLF warrants were subsequently split so that MLF Offshore Portfolio Company, LP owned warrants to purchase 206,548 shares of our common stock and MLF Partners 100, LP owned warrants to purchase 8,795 shares of our common stock. Such warrants were distributed on a pro-rata basis to investors as part of the winding up of operations of MLF and its affiliated funds

Warrants and Convertible Debentures

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on our statement of operations. As of August 1, 2009, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will also be recorded as a component of stockholders’ equity and have no impact on our statement of operations.

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen and twenty-six weeks ended August 1, 2009.

10. Interest (Expense) Income, Net

Interest income and interest expense are presented as a net amount in the condensed consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen and twenty-six week periods ended August 1, 2009 was $62,000 and $191,000, respectively. Interest income for the thirteen and twenty-six week periods ended August 2, 2008 was $26,000 and $67,000, respectively. Interest expense for the thirteen and twenty-six week periods ended August 1, 2009 was $115,000 and $235,000, respectively. Interest expense for the thirteen and twenty-six week periods ended August 2, 2008 was $229,000 and $359,000, respectively.

We capitalized $11,000 and $17,000 of interest expense in the thirteen and twenty-six week periods ended August 1, 2009, respectively. We capitalized $7,000 and $38,000 of interest expense in the thirteen and twenty-six week periods ended August 2, 2008, respectively.

11. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement (which was subsequently amended in conjunction with the sale of CCS) entered into in connection with the Spinoff, and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $125,000 and $237,000 for the thirteen and twenty-six week periods ended August 1, 2009, respectively, and $143,000 and $269,000 for the thirteen and twenty-six week periods ended August 2, 2008, respectively, in our financial statements in accordance with the terms of the media services agreement. We recorded revenues of $-0- for both the thirteen and twenty-six week periods ended August 1, 2009 and $29,000 and $56,000 for the thirteen and twenty-six week periods ended August 2, 2008, respectively, related to the CCS business which is included in the discontinued operations caption in our consolidated statements of operations.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement (which was subsequently amended in conjunction with the sale of CCS), and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. We have compensated Alloy, Inc. approximately $302,000 and $661,000 for the thirteen and twenty-six week periods ended August 1, 2009 and $11,000 and $95,000 for the thirteen and twenty-six week periods ended August 2, 2008, respectively, in relation to the services provided under these agreements.

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

At August 1, 2009, the Company had a liability for unrecognized tax benefits of $339,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $339,000 is an accrual of $85,000 for the payment of related interest and penalties. There were no changes to the Company’s unrecognized tax benefits during the thirteen and twenty-six weeks ended August 1, 2009. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company recognized $2,400 and $5,200 of interest expense during the thirteen and twenty-six week periods ended August 1, 2009, respectively, and $7,700 of penalties recognized for both the thirteen and twenty-six week periods ended August 1, 2009, respectively, related to unrecognized tax benefits. There was $4,000 and $8,000 of interest expense recognized during the thirteen and twenty-six week periods ended August 2, 2008, respectively, and $4,600 and $21,600 of penalties recognized during the thirteen and twenty-six week periods ended August 2, 2008, respectively, related to unrecognized tax benefits. These amounts are accrued in income taxes payable on the accompanying condensed consolidated balance sheet.

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

The Company is a defendant in a litigation brought by Mynk Corporation (“Mynk”) in the Los Angeles Superior Court alleging non-payment for goods. The Company previously had a long-standing relationship with a supplier of goods, Femme Knits, Inc. (“Femme Knits”). Mynk contends that it acquired the right to completed orders for goods from Femme Knits as a result of an acquisition of that right at an alleged Uniform Commercial Code foreclosure sale. In accordance with an agreement between dELiA*s and Femme Knits, dELiA*s advanced the sum of $600,000 for some price and other concessions, and dELiA*s could offset against the $600,000 advance future amounts owing to Femme Knits (Mynk). In July 2008, the Company recovered the advance by paying all other sums due on the purchase of goods from Femme Knits (Mynk) except for the $600,000 owed to it. Mynk contends that it is not bound by the agreement between dELiA*s and Femme Knits. The Company intends to defend the matter vigorously. No provision for losses, if any, that might result from the matter has been recorded in the Company’s consolidated financial statements as this action is in its preliminary stages and although the amount of loss is reasonably estimable, the Company is unable to predict the outcome.

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

The Company’s executive management assesses the performance of each operating segment based on operating income (loss), which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of catalog development, production and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, facilities, accounting, data processing, legal and human resources). Since the CCS business is recorded as a discontinued operation, certain allocated overhead expenses have been reallocated to the remaining continuing businesses (see Note 1).

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

	Direct Marketing Segment	Retail Store Segment	Total
		(in thousands)
Total Assets
August 1, 2009	$74,521	$101,796	$176,317
January 31, 2009	$139,055	$65,746	$204,801
August 2, 2008	$50,963	$72,571	$123,534
Capital Expenditures (accrual basis)
August 1 2009- 26 weeks ended	$78	$8,388	$8,466
August 2, 2008- 26 weeks ended	$590	$7,689	$8,279
Depreciation and Amortization
August 1 2009- 26 weeks ended	$750	$4,127	$4,877
August 2, 2008- 26 weeks ended	$748	$3,470	$4,218
Goodwill
August 1, 2009	$12,073	$—	$12,073
January 31, 2009	$12,073	$—	$12,073
August 2, 2008	$12,073	$—	$12,073

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(in thousands)		(in thousands)
Net revenues:
Direct marketing	$22,051	$21,022	$48,913	$44,910
Retail store	23,681	23,621	48,916	46,551

Total net revenue	$45,732	$44,643	$97,829	$91,461

Operating loss:
Direct marketing	$(1,090)	$(1,305)	$(1,481)	$(2,510)
Retail store	(5,805)	(6,132)	(10,721)	(11,945)

Operating loss	$(6,895)	$(7,437)	$(12,202)	$(14,455)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The results for the thirteen and twenty-six weeks ended August 1, 2009 and all other periods presented reflect CCS as a discontinued operation. The Company completed its sale of the CCS business on November 5, 2008. Upon closing of the transaction, the Company received $103.2 million in cash proceeds. All financial results in this discussion are for continuing operations only unless otherwise stated.

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel and accessories comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce web pages, and our mall-based dELiA*s specialty retail stores are designed to appeal directly to our core customers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of dELiA*s retail stores.

Our strategy is to improve upon our strong competitive position as a direct marketing company targeting teenage girls and young women; to expand and develop our dELiA*s specialty retail stores; to capitalize on the strengths of our brands by testing other branded direct marketing and potentially exploring retail store concepts; and to carry out such strategy while controlling costs.

We expect that growth in our retail stores business, which represented 52% and 50% of our total net sales for the thirteen and twenty-six weeks ended August 1, 2009, respectively, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 13% in fiscal 2009 and approximately 15% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350-400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing, which may not be available on acceptable terms or at all.

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

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.3%	66.3%	67.5%	66.4%
Gross profit	32.7%	33.7%	32.5%	33.6%
Operating expenses:
Selling, general and administrative expenses	47.8%	50.4%	45.0%	49.4%
Operating loss	(15.1)%	(16.7)%	(12.5)%	(15.8)%
Interest expense, net	(0.1)%	(0.5)%	0.0%	(0.3)%
Loss before benefit for income taxes	(15.2)%	(17.1)%	(12.5)%	(16.1)%
Benefit for income taxes	(5.0)%	(2.3)%	(4.0)%	(2.4)%
Loss from continuing operations	(10.2)%	(14.9)%	(8.5)%	(13.7)%
Income from discontinued operations	0.0%	3.7%	0.0%	4.0%
Net loss	(10.2)%	(11.2)%	(8.5)%	(9.8)%

Thirteen Weeks Ended August 1, 2009 Compared to Thirteen Weeks Ended August 2, 2008

Revenues

Total Revenues. Total revenues increased 2.4% to $45.7 million in the quarter ended August 1, 2009 from $44.6 million in the quarter ended August 2, 2008.

Direct Marketing Revenues. Direct marketing revenues increased 4.9% to $22.1 million in the quarter ended August 2, 2009 from $21.0 million in the quarter ended August 2, 2008. Sales were primarily driven by increased volume as a result of incremental clearance activity.

Retail Store Revenues. Retail store revenues increased 0.3% to $23.7 million in the quarter ended August 1, 2009 from $23.6 million in the quarter ended August 2, 2008. The revenue increase was driven by new store openings offset by a comparable store sales decrease of 8.1% over the prior year period. During the quarter, we opened six new stores, including one relocated store. We ended the quarter ended August 1, 2009 with 104 stores in operation as compared to the 94 locations open as of August 2, 2008.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2009		August 2, 2008		August 1, 2009		August 2, 2008
Channel net revenues (in thousands) (1):
Retail	$23,681		$23,621		$48,916		$46,551

Direct:
Catalog	3,774		3,562		8,493		7,885
Internet	18,277		17,460		40,420		37,025

Total direct	22,051		21,022		48,913		44,910

	$45,732		$44,643		$97,829		$91,461

Internet % of total direct revenues	83%		83%		83%		82%

Catalogs Mailed (in thousands) (1)	9,163		9,326		18,493		18,967

Number of Stores:
Beginning of period	99		92		97		86
Stores opened	6	*	3	**	9	*	10	**
Stores closed	1	*	1	**	2	*	2	**

End of Period	104		94		104		94

Total Gross Sq. Ft. End of Period (in thousands)	395.7		358.1		395.7		358.1

(1)	Restated to exclude the CCS business
*	Totals include one store that was closed, remodeled and reopened in the first quarter of fiscal 2009, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2009.
**	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2008, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2008.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended August 1, 2009 was $15.0 million or 32.7% of revenues as compared to $15.1 million or 33.7% of revenues in the quarter ended August 2, 2008.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended August 1, 2009 was $9.7 million or 44.1% of revenues as compared to $9.8 million or 46.7% of revenues for the quarter ended August 2, 2008. The decrease was primarily attributable to increased clearance versus full price sales.

Retail Store Gross Profit. Retail store gross profit for the quarter ended August 1, 2009 was $5.2 million or 22.1% of revenues as compared to $5.2 million or 22.2% of revenues for the quarter ended August 2, 2008. Gross margin was driven by an increase in merchandise margins and improved inventory management, offset by the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 47.8% for the quarter ended August 1, 2009 from 50.4% for the quarter ended August 2, 2008. In total dollars, selling, general and administrative expenses decreased $0.6 million, to $21.9 million in the quarter ended August 1, 2009 from $22.5 million in the quarter ended August 2, 2008. The improvement in SG&A expenses as a percentage of sales was a result of reduced overhead costs.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses decreased to $10.8 million in the quarter ended August 1, 2009 from $11.1 million in the quarter ended August 2, 2008. As a percentage of related revenues, the direct marketing selling, general and administrative expenses decreased to 49.1% in the quarter ended August 1, 2009 from 52.9% in the quarter ended August 2, 2008. The improvement in SG&A as a percentage of sales reflects the leveraging of reductions in overhead costs.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses decreased to $11.0 million in the quarter ended August 1, 2009 from $11.4 million in the quarter ended August 2, 2008. As a percentage of related revenues, retail selling, general and administrative expenses decreased to 46.6% in the quarter ended August 1, 2009 from 48.2% for the quarter ended August 2, 2008. The decrease was primarily due to the leveraging of reduced overhead costs, partially offset by the additional costs related to the increased store count.

Operating Loss

Total Operating Loss. Our total operating loss was $6.9 million for the quarter ended August 1, 2009 as compared to a loss of $7.4 million for the quarter ended August 2, 2008.

Direct Marketing Operating Income. Direct marketing operating loss was $1.1 million for the quarter ended August 1, 2009 as compared to a loss of $1.3 million for the quarter ended August 2, 2008.

Retail Store Operating Loss. Operating loss from retail stores was $5.8 million for the quarter ended August 1, 2009 as compared to a loss of $6.1 million for the quarter ended August 2, 2008.

Interest income (expense), net

We recorded net interest expense of $53,000 in the quarter ended August 1, 2009 as compared with interest expense of $203,000 in the quarter ended August 2, 2008. Interest income was earned from cash in bank accounts and money market accounts. Interest expense was primarily related to fees for our credit facilities with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit from continuing operations of $2.3 million in the quarter ended August 1, 2009 and an income tax benefit of $1.0 million for the quarter ended August 2, 2008.

Discontinued Operations and Assets Held for Sale

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the operating results of the CCS business have been reported as discontinued operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS. Also, as part of the transaction, dELiA*s provided certain transition services to Foot Locker.

Income from discontinued operations, net of taxes was $6,000 and $1.6 million for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively.

Twenty-Six Weeks Ended August 1, 2009 Compared to Twenty-Six Weeks Ended August 2, 2008

Revenues

Total Revenues. Total revenues increased 7.0% to $97.8 million in the twenty-six weeks ended August 1, 2009 from $91.5 million in the twenty-six weeks ended August 2, 2008.

Direct Marketing Revenues. Direct marketing revenues increased 8.9% to $48.9 million in the twenty-six weeks ended August 2, 2009 from $44.9 million in the twenty-six weeks ended August 2, 2008. Increased sales were driven by higher clearance activity as well as increased full price selling.

Retail Store Revenues. Retail store revenues increased 5.1% to $48.9 million for the twenty-six weeks ended August 1, 2009 from $46.6 million for the twenty-six weeks ended August 2, 2008. The revenue increase was driven by new store openings offset by a comparable store sales decrease of 3.9% over the prior year. During the twenty-six weeks ended August 1, 2009, we opened seven new stores. Accordingly, we ended the twenty-six weeks ended August 1, 2009 with 104 stores in operation as compared to the 94 locations open as of August 2, 2008.

Gross Profit

Total Gross Profit. Total gross profit for the twenty-six weeks ended August 1, 2009 was $31.8 million or 32.5% of revenues as compared to $30.7 million or 33.6% of revenues in the twenty-six weeks ended August 2, 2008.

Direct Marketing Gross Profit. Direct marketing gross profit for the twenty-six weeks ended August 1, 2009 was $21.0 million or 42.9% of revenues as compared to $20.6 million or 45.8% of revenues for the twenty-six weeks ended August 2, 2008. The decrease, as a percentage of sales, was primarily attributable to increased clearance versus full price sales.

Retail Store Gross Profit. Retail store gross profit for the twenty-six weeks ended August 1, 2009 was $10.9 million or 22.2% of revenues as compared to $10.2 million or 21.8% of revenues for the twenty-six weeks ended August 2, 2008. The increase in retail segment gross margin was driven by improved merchandise margins and improved inventory management, partially offset by deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 45.0% for the twenty-six weeks ended August 1, 2009 from 49.4% for the twenty-six weeks ended August 2, 2008. In total dollars, selling, general and administrative expenses decreased $1.2 million, to $44.0 million in the twenty-six weeks ended August 1, 2009 from $45.2 million in the twenty-six weeks ended August 2, 2008. The improvement in SG&A expenses as a percentage of sales reflects the leveraging of selling expenses on higher sales in both the retail and direct segments, as well as reduced overhead costs as a result of our recent restructuring.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses decreased to $22.4 million in the twenty-six weeks ended August 1, 2009 from $23.1 million in the twenty-six weeks ended August 2, 2008. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased to 45.9% in the twenty-six weeks ended August 1, 2009 from 51.4% in the twenty-six weeks ended August 2, 2008. The significant improvement in SG&A as a percentage of sales reflects the leveraging of catalog expenses on higher sales and reductions in overhead costs.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses decreased to $21.6 million in the twenty-six weeks ended August 1, 2009 from $22.1 million in the twenty-six weeks ended August 2, 2008. As a percentage of related revenues, retail selling, general and administrative expenses decreased to 44.1% in the twenty-six weeks ended August 1, 2009 from 47.5% for the twenty-six weeks ended August 2, 2008. The decrease was primarily due to the leveraging of store costs on higher sales and reductions in overhead costs.

Operating Loss

Total Operating Loss. Our total operating loss was $12.2 million for the twenty-six weeks ended August 1, 2009 as compared to a loss of $14.5 million for the quarter ended August 2, 2008.

Direct Marketing Operating Income. Direct marketing operating loss was $1.5 million for the quarter ended August 1, 2009 as compared to a loss of $2.5 million for the twenty-six weeks ended August 2, 2008.

Retail Store Operating Loss. Operating loss from retail stores was $10.7 million for the twenty-six weeks ended August 1, 2009 as compared to a loss of $11.9 million for the twenty-six weeks ended August 2, 2008.

Interest income (expense), net

We recorded net interest expense of $44,000 in the twenty-six weeks ended August 1, 2009 as compared with interest expense of $292,000 in the twenty-six weeks ended August 2, 2008. Interest income was earned from cash in bank accounts and money market accounts. Interest expense was primarily related to fees for our credit facilities with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit from continuing operations of $3.9 million in the twenty-six weeks ended August 1, 2009 and an income tax benefit of $2.2 million for the twenty-six weeks ended August 2, 2008.

Discontinued Operations and Assets Held for Sale

Income from discontinued operations, net of taxes was $6,000 and $3.6 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarters, our working capital requirements increase and have typically been funded by our cash balances and in past years by also borrowing under the Restated Credit Facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

We expect the net proceeds from the sale of CCS and cash flow from operations will be sufficient to meet our expected cash requirements for operations and planned capital expenditures for the foreseeable future.

Net cash used in operating activities was $48.6 million in the twenty-six weeks ended August 1, 2009, compared with $8.9 million in the twenty-six weeks ended August 2, 2008. The cash used in operating activities in the twenty-six weeks ended August 1, 2009 was due primarily to the payment of income taxes, funding the net operating loss and funding of a restricted cash account to support outstanding letters of credit required under our Letter of Credit Agreement, noted below. The cash used in operating activities in the twenty-six weeks ended August 2, 2008 was due primarily to funding the net operating loss.

Cash used in investing activities was $7.1 million in the twenty-six weeks ended August 1, 2009, compared with $7.6 million in the twenty-six weeks ended August 2, 2008. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Cash used in financing activities was $0.1 million in the twenty-six weeks ended August 1, 2009, related to payments on our mortgage note payable. Cash provided by financing activities in the twenty-six weeks ended August 2, 2008 was $9.3 million, primarily related to borrowings on our Restated Credit Facility.

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to a Second Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance II, LLC (the “Restated Credit Facility”) which expired by its terms on June 26, 2009. The Restated Credit Facility was a secured revolving credit facility that the Company could draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million.

The Company was allowed under the Restated Credit Facility, under certain circumstances and if certain conditions were met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit required the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, the Company permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company could also obtain temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases did not require the payment of an origination fee. In the third quarter of fiscal 2008, the Company obtained a temporary credit increase of $5 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million.

Funds were available under the Restated Credit Facility up to the then existing credit limit or, if lower, the “Borrowing Base” of the Company determined in accordance with a formula set forth in the Restated Credit Facility based upon eligible inventory and accounts receivable, in each case less the sum of (i) outstanding revolving credit loans, (ii) outstanding letters of credit, (iii) certain “Availability Reserves” as determined in accordance with the terms of the Restated Credit Facility, and (iv) the “Availability Block” (which was equal to the greater of 6.5% of the then existing credit limit and $1.5 million). Loans under the Restated Credit Facility bore interest, at the Company’s option, either at the prime rate or the London Interbank Offered Rate plus a variable margin ranging from 1.25% to 1.75% depending on excess availability and cash on hand. A monthly fee of 0.25% per annum was payable based on the unused balance of the Restated Credit Facility. The Restated Credit Facility was secured by substantially all of the assets of the Company and contained various affirmative and negative covenants, representations, warranties and events of default, including restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases, the annual amount of capital expenditures and the number of new stores the Company could open each year. The Company was in compliance with all of its covenants under the Restated Credit Facility.

As of January 31, 2009 and August 2, 2008, there were $-0- and $9.4 million outstanding, respectively, under the Restated Credit Facility. Upon the closing of the sale of CCS in November 2008, all outstanding borrowings were repaid.

On June 26, 2009, the Company entered into a letter of credit agreement with Wells Fargo Retail Finance II, LLC (“Letter of Credit Agreement”) replacing the Restated Credit Facility.

The Letter of Credit Agreement, which has a maturity date of June 26, 2011, provides for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords, insurance providers and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding may not exceed the lesser of $15,000,000 or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company has secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15,750,000. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, have been pledged as collateral for these obligations.

The Letter of Credit Agreement calls for the payment by the Company of an unused line fee of 0.75% per annum on the average unused portion of the credit facility under the Letter of Credit Agreement, a letter of credit fee of 2.0% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses generally charged by the letter of credit issuer. The Letter of Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates must comply during the term of the Letter of Credit Agreement.

As of August 1, 2009, there were $9.1 million of outstanding letters of credit under the Letter of Credit Agreement.

We currently are a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortizes on a fifteen-year schedule and was to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009. The mortgage note has been classified as current on the accompanying balance sheet. The loan bears interest at LIBOR plus 225 basis points and is subject to quarterly financial covenants.

We were in compliance with the financial covenants for the quarter ended August 1, 2009. The mortgage loan is secured by the distribution facility and related property. The Company has decided to pay off the remaining balance of the mortgage, which will be approximately $2.1 million, at maturity.

Contractual Obligations

The following table presents our significant contractual obligations as of August 1, 2009 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgage Loan Agreement Principal (1)	$2,094	$2,094	$—	$—	$—
Interest on Mortgage Loan (1)	9	9	—	—	—
Operating Lease Obligations (2)	116,043	16,661	30,951	30,954	37,477
Purchase Obligations (3)	31,403	29,853	1,550	—	—
Future Severance-Related Payments (4)	3,138	3,138	—	—	—

Total	$152,687	$51,755	$32,501	$30,954	$37,477

(1)	Our mortgage loan agreement is related to the purchase of our distribution facility in Hanover, Pennsylvania
(2)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters
(3)	Our purchase obligations are primarily related to inventory commitments and service agreements
(4)	Our future severance-related payments consist of severance agreements with existing employees.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a media services agreement (see Note 11 to our condensed consolidated financial statements) entered into in connection with the Spinoff. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. We recorded revenues of $125,000 and $237,000 for the thirteen and twenty-six week periods ended August 1, 2009, respectively, and $143,000 and $269,000 for the thirteen and twenty-six week periods ended August 2, 2008, respectively, in our financial statements in accordance with the terms of the media services agreement.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the thirteen and twenty-six weeks ended August 1, 2009, we recorded no impairment charge in our consolidated statements of operations.

Recent Accounting Pronouncements

In July 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS No.168 will become non authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, SFAS 165 provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company evaluated all events or transactions that occurred after August 1, 2009 through September 10, 2009, the date we issued these financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this statement effective August 1, 2009. There was no material financial statement impact as a result of adoption.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective beginning with our quarterly report on Form 10-Q for the period ending August 1, 2009, and shall be applied prospectively. The Company adopted this statement effective August 1, 2009 and it did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 3, 2008, the Company adopted SFAS 157 except with respect to its non-financial assets and liabilities. On February 1, 2009, the Company adopted SFAS 157 for its non-financial assets and liabilities. There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent re-measurement during the thirteen and twenty-six weeks ended August 1, 2009.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Letter of Credit Agreement to facilitate the purchase of merchandise.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on our statement of operations. As of August 1, 2009, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will also be recorded as a component of stockholders’ equity and have no impact on our statement of operations.

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

As of August 1, 2009, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, August 1, 2009, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow SFAS No. 5, “Accounting for Contingencies” when assessing pending or potential litigation.

The information set forth in Part I, Note 13 to the Notes to Condensed Consolidated Financial Statements contained on page 13 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Risk factors and the other information are set forth in our most recent Annual Report on Form 10-K and our other periodic reports filed with the Securities Exchange Commission. Our risk factors, together with the notes set forth in this Form 10-Q and our other periodic reports under the caption “Forward Looking Statements”, are not exhaustive. For example, there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business, or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. We assume no obligation (and specifically disclaim any such obligation) to update our risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s Annual Meeting of Stockholders held on June 9, 2009:

Election of Directors

Nominees	For	Withheld	Abstentions	Broker Non-Votes
Robert E. Bernard	26,750,078	1,471,727	—	—

Carter S. Evans	26,549,958	1,671,847	—	—

Walter Killough	26,750,175	1,471,630	—	—

Paul J. Raffin	26,550,055	1,671,750	—	—

Scott M. Rosen	26,549,958	1,671,847	—	—

Gene Washington	26,541,232	1,680,573	—	—

All six directors listed above were elected to a one year term.

The following proposal was adopted by the vote indicated:

Ratification of appointment of BDO Seidman, LLP as independent registered public accountants for the fiscal year ending January 30, 2010.

Votes For	Votes Against	Abstentions	Broker Non-Votes
27,913,399	284,247	24,157	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(A)	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: September 10, 2009	By:	/s/ Robert E. Bernard
Robert E. Bernard
Chief Executive Officer

Date: September 10, 2009	By:	/s/ David J. Dick
David J. Dick
Chief Financial Officer