Form 10-Q
period 2009-10-31
dELiAs, Inc.
filed 2009-12-10
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of December 8, 2009 the registrant had 31,201,514 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at October 31, 2009 (unaudited), January 31, 2009 and November 1, 2008 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 31, 2009 (unaudited) and November 1, 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2009 (unaudited) and November 1, 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURES

	EXHIBIT INDEX
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	October 31, 2009	January 31, 2009	November 1, 2008
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,396	$92,512	$7,966
Inventories, net	36,936	33,942	40,208
Prepaid catalog costs	4,765	2,759	5,344
Deferred income taxes	2,000	2,000	—
Other current assets	11,187	5,481	6,396
Assets held for sale	—	—	18,735

TOTAL CURRENT ASSETS	81,284	136,694	78,649

PROPERTY AND EQUIPMENT, NET	56,484	53,164	54,423
GOODWILL	12,073	12,073	12,073
INTANGIBLE ASSETS, NET	2,423	2,440	2,447
RESTRICTED CASH	15,753	—	—
OTHER ASSETS	563	430	196
ASSETS HELD FOR SALE	—	—	28,170

TOTAL ASSETS	$168,580	$204,801	$175,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,231	$21,389	$30,190
Bank loan payable	—	—	13,813
Current portion of mortgage note payable	—	2,205	2,260
Accrued expenses and other current liabilities	27,073	28,822	26,676
Income taxes payable	715	25,243	—
Liabilities held for sale	—	—	330

TOTAL CURRENT LIABILITIES	50,019	77,659	73,269

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	12,163	11,813	10,166

TOTAL LIABILITIES	62,182	89,472	83,435

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,201,514, 31,199,889 and 31,108,981 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	98,430	97,728	97,494
Retained earnings (accumulated deficit)	7,937	17,570	(5,002)

TOTAL STOCKHOLDERS’ EQUITY	106,398	115,329	92,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,580	$204,801	$175,958

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

NET REVENUES	$59,736	$56,946	$157,565	$148,407

Cost of goods sold	37,957	35,895	103,968	96,625

GROSS PROFIT	21,779	21,051	53,597	51,782

Selling, general and administrative expenses	23,678	23,835	67,698	69,021

Impairment of long-lived assets	—	574	—	574

TOTAL OPERATING EXPENSES	23,678	24,409	67,698	69,595

OPERATING LOSS	(1,899)	(3,358)	(14,101)	(17,813)

Interest expense, net	(97)	(209)	(141)	(501)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,996)	(3,567)	(14,242)	(18,314)

Benefit for income taxes	(650)	(4,377)	(4,598)	(6,570)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,346)	810	(9,644)	(11,744)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	5	2,708	11	6,330

NET (LOSS) INCOME	$(1,341)	$3,518	$(9,633)	$(5,414)

BASIC (LOSS) INCOME PER SHARE:

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.04)	$0.03	$(0.31)	$(0.38)
INCOME FROM DISCONTINUED OPERATIONS	$0.00	$0.08	$0.00	$0.20

NET (LOSS) INCOME	$(0.04)	$0.11	$(0.31)	$(0.18)

WEIGHTED AVERAGE BASIC COMMON SHARES	31,036,236	30,995,942	31,033,822	30,912,987

DILUTED (LOSS) INCOME PER SHARE:
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.04)	$0.03	$(0.31)	$(0.38)
INCOME FROM DISCONTINUED OPERATIONS	$0.00	$0.08	$0.00	$0.20

NET (LOSS) INCOME	$(0.04)	$0.11	$(0.31)	$(0.18)

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	31,036,236	31,015,124	31,033,822	30,912,987

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,633)	$(5,414)
Income from discontinued operations	11	6,330

Loss from continuing operations	(9,644)	(11,744)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	7,479	6,450
Stock-based compensation	700	761
Impairment of long-lived assets	—	574
Changes in operating assets and liabilities:
Inventories	(2,994)	(12,785)
Prepaid catalog costs and other assets	(7,845)	(1,433)
Restricted cash	(15,753)	—
Income taxes payable	(24,528)	121
Accounts payable, accrued expenses and other liabilities	(1,040)	7,385

Total adjustments	(43,981)	1,073

Net cash used in operating activities of continuing operations	(53,625)	(10,671)
Net cash provided by operating activities of discontinued operations	11	4,350

NET CASH USED IN OPERATING ACTIVITIES	(53,614)	(6,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,299)	(10,770)

NET CASH USED IN INVESTING ACTIVITIES	(10,299)	(10,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	—	13,813
Payment of mortgage note payable	(2,205)	(155)
Proceeds from the exercise of stock options	2	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,203)	13,658

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,116)	(3,433)

CASH AND CASH EQUIVALENTS, beginning of period	92,512	11,399

CASH AND CASH EQUIVALENTS, end of period	$26,396	$7,966

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$199	$481

Cash paid during the period for taxes	$25,134	$286

Capital expenditures incurred not yet paid	$1,257	$1,045

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the discussion and analysis below, when we refer to “Alloy, Inc.”, we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy”, we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s”, we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate; when we refer to “dELiA*s, Inc.,” the “Company”, “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, including Alloy Merchandising Group, LLC, the company that, together with its subsidiaries, historically operated our business and that converted to a corporation named dELiA*s, Inc. on August 5, 2005; and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended October 31, 2009 and November 1, 2008 is unaudited. The accompanying condensed consolidated balance sheet information at January 31, 2009 was derived from the audited consolidated balance sheet at January 31, 2009.

1. Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at October 31, 2009 and November 1, 2008 and for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 31, 2009 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated. The Company has evaluated subsequent events through December 10, 2009, which is the date the financial statements were available to be issued.

Discontinued Operations and Assets Held for Sale

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the results of the CCS business have been reported as discontinued operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS. Also, as part of the transaction, dELiA*s, Inc. provided certain transition services to Foot Locker.

Income from discontinued operations, net of taxes was $5,000 and $11,000 for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, and $2.7 million and $6.3 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively.

Discontinued operations were comprised of (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net revenues	$—	$19,834	$—	$50,035
Cost of goods sold	—	11,086	—	29,726

Gross profit	—	8,748	—	20,309

Selling, general and administrative expenses (income)	(8)	3,903	(18)	9,491
Professional fees associated with sale of CCS	—	550	—	550

Total expenses (income)	(8)	4,453	(18)	10,041
Operating income	8	4,295	18	10,268
Provision for income taxes	3	1,587	7	3,938

Income from discontinued operations, net of income taxes	$5	$2,708	$11	$6,330

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	October 31, 2009	January 31, 2009	November 1, 2008

Inventories, net	$—	$—	$17,261
Prepaid catalog costs	—	—	1,474

Total current assets	—	—	18,735

Goodwill	—	—	28,131
Intangible assets, net	—	—	39

Total assets	$—	$—	$46,905

Customer liabilities	$—	$—	$330

2. Summary of Significant Accounting Policies

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. References to “2009” or “fiscal 2009” represent the 52-week period ending on January 30, 2010, and references to “2008” or ”fiscal 2008” represent the 52-week period ended January 31, 2009.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Principles of Consolidation

The financial statements include the accounts of dELiA*s, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at January 31, 2009 and November 1, 2008 approximated fair value as this debt had a variable interest rate that fluctuated with the market rate.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of October 31, 2009, January 31, 2009 and November 1, 2008 were approximately $1.7 million, $643,000 and $2.1 million respectively.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. There were no impairment charges recorded for the thirteen and thirty-nine weeks ended October 31, 2009.

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

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008:

	For Thirteen Weeks Ended		For Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Options, warrants and restricted shares	7,263,520	7,009,824	7,265,934	7,038,785
Conversion of 5.375% Convertible Debentures	873	—	873	54,867

Total	7,264,393	7,009,824	7,266,807	7,093,652

Income taxes

The Company reviews the annual effective tax rate on a quarterly basis and makes necessary changes if information or events merit. The annual effective rate is forecasted quarterly using actual historical information and forward-looking estimates.

Recently Issued Accounting Pronouncements

Effective August 2, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the SEC under authority of Federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of new Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions in the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In April 2009, the FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provide guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. These amendments to ASC 820-10 include guidance on identifying circumstances that indicate when a transaction is not orderly, and are effective for interim reporting periods ending after June 15, 2009. These amendments to ASC 820-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted these amendments to ASC 820-10 during the second quarter of Fiscal 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued amendments to ASC 855-10, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments to ASC 855-10 introduce the concept of financial statements being available to be issued, and require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the amendments to ASC 855-10 during the second quarter of Fiscal 2009. See Note 1, Basis of Presentation, for the disclosure required under these amendments to ASC 855-10.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations-Identifiable Assets, Liabilities and Any Non Controlling Interest, (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. The Company will apply ASC 805-20 prospectively to any business combinations completed after February 1, 2009.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In April 2009, the FASB issued amendments to ASC 825-10, Financial Instruments, which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendments to ASC 825-10 also require those disclosures in summarized financial information at interim reporting periods. The amendments to ASC 825-10 are effective for interim reporting periods ending after June 15, 2009. The amendments to ASC 825-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted the amendments to ASC 825-10 during the second quarter of Fiscal 2009. The required disclosures are included in “Fair Value of Financial Instruments” above.

In June 2008, the FASB issued amendments to ASC 260-10, Earnings Per Share, which require that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. These amendments to ASC 260-10 are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted these amendments to ASC 260-10 on February 1, 2009. The adoption of ASC 260-10 had no material impact on the Company’s condensed consolidated financial statements.

On February 3, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements except with respect to its non-financial assets and liabilities. ASC 820-10 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 1, 2009, the Company adopted ASC 820-10 for its non-financial assets and liabilities. The Company’s non-financial assets, which include goodwill, property and equipment, and intangible assets are subject to this new guidance and are measured at fair value for impairment assessments. The adoption of ASC 820-10 did not have a material impact on our condensed consolidated financial statements.

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	October 31, 2009	January 31, 2009	November 1, 2008

Prepaid rent	$2,495	$2,224	$2,152
Prepaid taxes	5,480	407	577
Miscellaneous receivables	1,585	1,668	1,844
Prepaid store supplies	502	270	518
Prepaid insurance	225	5	364
Other miscellaneous prepaids	900	907	941

	$11,187	$5,481	$6,396

4. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	October 31, 2009	January 31, 2009	November 1, 2008

Construction in progress	$2,464	$1,403	$1,185
Computer equipment	9,671	7,885	7,662
Machinery and equipment	125	125	125
Office furniture	18,595	16,096	15,629
Leasehold improvements	48,622	43,187	42,978
Building	7,559	7,559	7,559
Land	500	500	500

	87,536	76,755	75,638
Less: accumulated depreciation and amortization	(31,052)	(23,591)	(21,215)

	$56,484	$53,164	$54,423

Depreciation and amortization expense related to property and equipment was approximately $2.6 million and $7.5 million for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, and $2.2 million and $6.4 million for thirteen and thirty-nine week periods ended November 1, 2008, respectively.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	October 31, 2009		January 31, 2009		November 1, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Mailing lists	$78	$78	$78	$76	$78	$74
Noncompetition agreements	390	390	390	390	390	390
Websites	689	689	689	689	689	689
Leaseholds	190	186	190	171	190	166

	$1,347	$1,343	$1,347	$1,326	$1,347	$1,319

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was approximately $5,000 and $17,000 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, and $11,000 and $71,000 for the thirteen and thirty-nine week periods ended November 1, 2008, respectively. As of October 31, 2009, the estimated amortization expense for the remainder of fiscal 2009 is approximately $4,000.

6. Credit Facility

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

The Company was allowed under the Restated Credit Facility, under certain circumstances and if certain conditions were met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit required the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, the Company permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company could also have obtained temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases did not require the payment of an origination fee. In the third quarter of fiscal 2008, the Company obtained a temporary credit increase of $5 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million.

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

As of January 31, 2009 and November 1, 2008, there were $-0- and $13.8 million outstanding, respectively, under the Restated Credit Facility. Upon the closing of the sale of CCS in November 2008, all outstanding borrowings were repaid.

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

As of October 31, 2009, there were $7.2 million of outstanding letters of credit under the Letter of Credit Agreement.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2009	January 31, 2009	November 1, 2008

Accrued sales tax	$941	$906	$809
Accrued payroll, bonus, taxes and withholdings	554	1,881	900
Accrued professional services	589	955	1,141
Credits due to customers	15,338	15,414	14,744
Allowance for sales returns	956	1,288	1,131
Accrued construction in progress	1,179	458	771
Other accrued expenses	7,516	7,920	7,180

	$27,073	$28,822	$26,676

8. Mortgage Note Payable

We were a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortized on a fifteen-year schedule and was to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009. The loan bore interest at LIBOR plus 225 basis points and was subject to quarterly financial covenants. The mortgage loan was secured by the distribution facility and related property. The Company paid off the remaining balance of the mortgage, which was approximately $2.1 million, on September 30, 2009.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718 Compensation-Stock Compensation, which requires share-based compensation related to stock options to be measured based on estimated fair values at the date of grant using an option-pricing model.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

Included in selling, general and administrative expense in the financial statements was stock-based compensation expense of approximately $235,000 and $700,000 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, and approximately $214,000 and $761,000 for the thirteen and thirty-nine week periods ended November 1, 2008, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the thirty-nine weeks ended October 31, 2009 was $1.19. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirty-Nine Weeks Ended October 31, 2009
Dividend yield	—
Risk-free interest rate	2.8%
Expected life (in years)	6.5
Historical volatility	65%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 31, 2009	6,137,356	$7.89
Options granted	440,500	1.94
Options exercised	(1,625)	1.81
Options cancelled	(356,487)	10.28

Options outstanding at October 31, 2009	6,219,744	$7.31

Options exercisable at October 31, 2009	4,349,653	$8.97

As of October 31, 2009, there was $742,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Stockholders’ equity

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on our statement of operations. As of October 31, 2009, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will also be recorded as a component of stockholders’ equity and have no impact on our statement of operations.

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen and thirty-nine weeks ended October 31, 2009.

11. Interest (Expense) Income, Net

Interest income and interest expense are presented as a net amount in the condensed consolidated statements of operations. Interest income is derived from cash in bank accounts and money market accounts. Interest income for the thirteen and thirty-nine week periods ended October 31, 2009 was $28,000 and $220,000, respectively. Interest income for the thirteen and thirty-nine week periods ended November 1, 2008 was $29,000 and $95,000, respectively. Interest expense for the thirteen and thirty-nine week periods ended October 31, 2009 was $125,000 and $361,000, respectively. Interest expense for the thirteen and thirty-nine week periods ended November 1, 2008 was $238,000 and $596,000, respectively.

We capitalized $9,000 and $26,000 of interest expense in the thirteen and thirty-nine week periods ended October 31, 2009, respectively. We capitalized $21,000 and $59,000 of interest expense in the thirteen and thirty-nine week periods ended November 1, 2008, respectively.

12. Related Party Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement (which was subsequently amended in conjunction with the sale of CCS) entered into in connection with the Spinoff, and this arrangement is deemed a related party transaction. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $75,000 and $312,000 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, and $199,000 and $468,000 for the thirteen and thirty-nine week periods ended November 1, 2008, respectively, in our financial statements in accordance with the terms of the media services agreement. We recorded revenues of $27,000 and $83,000 for the thirteen and thirty-nine week periods ended November 1, 2008, respectively, related to the CCS business which is included in the discontinued operations caption in our consolidated statements of operations.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement (which was subsequently amended in conjunction with the sale of CCS), and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. We have compensated Alloy, Inc. approximately $318,000 and $985,000 for the thirteen and thirty-nine week periods ended October 31, 2009 and $12,000 and $107,000 for the thirteen and thirty-nine week periods ended November 1, 2008, respectively, in relation to the services provided under these agreements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. Income Taxes

The (benefit) provision for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events.

The Company follows ASC 740-10 Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For this benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense.

At October 31, 2009, the Company had a liability for unrecognized tax benefits of $336,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $336,000 is an accrual of $89,000 for the payment of related interest and penalties. There were no changes to the Company’s unrecognized tax benefits during the thirteen and thirty-nine weeks ended October 31, 2009. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2006 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examinations.

14. Litigation

The Company is involved from time to time in litigation incidental to the business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows ASC 450 Contingencies when assessing pending or potential litigation.

The Company is a defendant in a litigation brought by Mynk Corporation (“Mynk”) in the Los Angeles Superior Court alleging non-payment for goods. The Company previously had a long-standing relationship with a supplier of goods, Femme Knits, Inc. (“Femme Knits”). Mynk contends that it acquired the right to completed orders for goods from Femme Knits as a result of an acquisition of that right at an alleged Uniform Commercial Code foreclosure sale. In accordance with an agreement between dELiA*s, Inc. and Femme Knits, dELiA*s, Inc. advanced the sum of $600,000 for some price and other concessions, and dELiA*s, Inc. could offset against the $600,000 advance future amounts owing to Femme Knits (Mynk). In July 2008, the Company recovered the advance by paying all other sums due on the purchase of goods from Femme Knits (Mynk) except for the $600,000 owed to it. Mynk contends that it is not bound by the agreement between dELiA*s, Inc. and Femme Knits. The Company intends to defend the matter vigorously. Although the amount of loss, if any, that might result from the matter is reasonably estimable, no provision has been recorded in the Company’s consolidated financial statements since the Company is unable to predict the outcome.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs, together with goodwill. Corporate and other assets include corporate headquarters, distribution and contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and corporate and other capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in Note 2. Reportable data for our operating segments were as follows:

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
October 31, 2009	$89,338	$79,242	$168,580
January 31, 2009	$139,055	$65,746	$204,801
November 1, 2008	$54,496	$74,557	$129,053
Capital Expenditures (accrual basis)
October 31, 2009 - 39 weeks ended	$101	$10,919	$11,020
November 1, 2008 - 39 weeks ended	$718	$8,758	$9,476
Depreciation and Amortization
October 31, 2009 - 39 weeks ended	$1,096	$6,383	$7,479
November 1, 2008 - 39 weeks ended	$1,092	$5,358	$6,450
Goodwill
October 31, 2009	$12,073	$—	$12,073
January 31, 2009	$12,073	$—	$12,073
November 1, 2008	$12,073	$—	$12,073

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(in thousands)		(in thousands)
Net revenues:
Direct marketing	$24,501	$24,377	$73,414	$69,286
Retail store	35,235	32,569	84,151	79,121

Total net revenue	$59,736	$56,946	$157,565	$148,407

Operating loss:
Direct marketing	$(668)	$(979)	$(2,146)	$(3,487)
Retail store	(1,231)	(2,379)	(11,955)	(14,326)

Operating loss	$(1,899)	$(3,358)	$(14,101)	$(17,813)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The results for the thirteen and thirty-nine weeks ended October 31, 2009 and all other periods presented reflect CCS as a discontinued operation. The Company completed its sale of the CCS business on November 5, 2008. Upon closing of the transaction, the Company received $103.2 million in cash proceeds.

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

We expect that growth in our retail stores business, which represented 59% and 53% of our total net sales for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 13% in fiscal 2009 and by approximately 10-15% annually thereafter, although management periodically reviews our growth strategy based on market, economic and other conditions. We plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350-400 stores, in part by utilizing our databases to identify new store sites. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing, which may not be available on acceptable terms or at all.

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

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business;

•	Increasing retail store net square footage by approximately 13% in fiscal 2009 and by approximately 10-15% annually thereafter;

•	Monitoring and opportunistically closing underperforming stores.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•

store metrics such as comparable store sales, sales per gross square foot, average retail price per unit sold, average transaction values, average units per transaction, traffic conversion rates, and store contribution margin (defined as store gross profit less direct costs of running the store);

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on-hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and average inventory per store; and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for fifteen full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within that period. If a store is closed during a fiscal period, it is removed from the computation of comparable store sales for that fiscal quarter.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended January 31, 2009 was a 52-week fiscal year, and the fiscal year ending January 30, 2010 will also be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.5%	63.0%	66.0%	65.1%
Gross profit	36.5%	37.0%	34.0%	34.9%
Operating expenses:
Selling, general and administrative expenses	39.6%	41.9%	43.0%	46.5%
Operating loss	(3.2)%	(5.9)%	(8.9)%	(12.0)%
Interest expense, net	(0.2)%	(0.4)%	(0.1)%	(0.3)%
Loss before benefit for income taxes	(3.3)%	(6.3)%	(9.0)%	(12.3)%
Benefit for income taxes	(1.1)%	(7.7)%	(2.9)%	(4.4)%
(Loss) income from continuing operations	(2.3)%	1.4%	(6.1)%	(7.9)%
Income from discontinued operations	0.0%	4.8%	0.0%	4.3%
Net (loss) income	(2.2)%	6.2%	(6.1)%	(3.6)%

Thirteen Weeks Ended October 31, 2009 Compared to Thirteen Weeks Ended November 1, 2008

Revenues

Total Revenues. Total revenues increased 4.9% to $59.7 million in the quarter ended October 31, 2009 from $56.9 million in the quarter ended November 1, 2008.

Direct Marketing Revenues. Direct marketing revenues increased 0.5% to $24.5 million in the quarter ended October 31, 2009 from $24.4 million in the quarter ended November 1, 2008. Sales were primarily driven by increased volume as a result of incremental clearance activity.

Retail Store Revenues. Retail store revenues increased 8.2% to $35.2 million in the quarter ended October 31, 2009 from $32.6 million in the quarter ended November 1, 2008. The revenue increase was driven by new store openings offset by a comparable store sales decrease of 3.6% over the prior year period. During the quarter ended October 31, 2009, we opened four new stores and ended with 108 stores in operation as compared to the 96 locations open as of November 1, 2008.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009		November 1, 2008
Channel net revenues (in thousands) (1):
Retail	$35,235	$32,569	$84,151		$79,121

Direct:
Catalog	4,275	4,641	12,769		12,525
Internet	20,226	19,736	60,645		56,761

Total direct	24,501	24,377	73,414		69,286

	$59,736	$56,946	$157,565		$148,407

Internet % of total direct revenues	83%	81%	83%		82%

Catalogs Mailed (in thousands) (1)	14,576	14,725	33,148		33,693

Number of Stores:
Beginning of period	104	94	97		86
Stores opened	4	2	13	*	12	**
Stores closed	0	0	2	*	2	**

End of Period	108	96	108		96

Total Gross Sq. Ft. End of Period (in thousands)	411.7	366.1	411.7		366.1

1)	Restated to exclude the CCS business
*	Totals include one store that was closed, remodeled and reopened in the first quarter of fiscal 2009, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2009.
**	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2008, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2008.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended October 31, 2009 was $21.8 million or 36.5% of revenues as compared to $21.1 million or 37.0% of revenues in the quarter ended November 1, 2008.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended October 31, 2009 was $10.9 million or 44.5% of revenues as compared to $11.3 million or 46.3% of revenues for the quarter ended November 1, 2008. The decrease was primarily attributable to increased clearance versus full price sales.

Retail Store Gross Profit. Retail store gross profit for the quarter ended October 31, 2009 was $10.9 million or 30.9% of revenues as compared to $9.8 million or 30.0% of revenues for the quarter ended November 1, 2008. Gross margin was driven by an increase in merchandise margins and improved inventory management.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 39.6% for the quarter ended October 31, 2009 from 41.9% for the quarter ended November 1, 2008. In total dollars, selling, general and administrative expenses decreased to $23.7 million in the quarter ended October 31, 2009 from $23.8 million in the quarter ended November 1, 2008. The improvement in SG&A expenses as a percentage of sales was a result of reduced overhead costs.

In the third quarter of fiscal 2008, the Company recorded a noncash impairment charge of $0.6 million related to an underperforming store location.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses decreased to $11.6 million in the quarter ended October 31, 2009 from $12.3 million in the quarter ended November 1, 2008. As a percentage of related revenues, the direct marketing selling, general and administrative expenses decreased to 47.2% in the quarter ended October 31, 2009 from 50.3% in the quarter ended November 1, 2008. The improvement in SG&A as a percentage of sales reflects the leveraging of reductions in overhead costs.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses increased to $12.1 million in the quarter ended October 31, 2009 from $11.6 million in the quarter ended November 1, 2008. As a percentage of related revenues, retail selling, general and administrative expenses decreased to 34.4% in the quarter ended October 31, 2009 from 35.5% for the quarter ended November 1, 2008. The improvement in SG&A as a percentage of sales reflects the leveraging of reduced overhead costs, partially offset by the additional costs related to the increased store count.

Operating Loss

Total Operating Loss. Our total operating loss was $1.9 million for the quarter ended October 31, 2009 as compared to a loss of $3.4 million for the quarter ended November 1, 2008.

Direct Marketing Operating Loss. Direct marketing operating loss was $0.7 million for the quarter ended October 31, 2009 as compared to a loss of $1.0 million for the quarter ended November 1, 2008.

Retail Store Operating Loss. Operating loss from retail stores was $1.2 million for the quarter ended October 31, 2009 as compared to a loss of $2.4 million for the quarter ended November 1, 2008.

Interest income (expense), net

We recorded net interest expense of $97,000 in the quarter ended October 31, 2009 as compared with interest expense of $209,000 in the quarter ended November 1, 2008. Interest income was earned from cash in bank accounts and money market accounts. Interest expense was primarily related to fees for our credit facilities with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit from continuing operations of $0.7 million in the quarter ended October 31, 2009 and an income tax benefit of $4.4 million for the quarter ended November 1, 2008. The benefit for income taxes from continuing operations for the thirteen weeks ended November 1, 2008 included a year-to-date catch-up adjustment of $3.1 million.

Discontinued Operations and Assets Held for Sale

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the operating results of the CCS business have been reported as discontinued operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS. Also, as part of the transaction, dELiA*s, Inc. provided certain transition services to Foot Locker.

Income from discontinued operations, net of taxes was $5,000 and $2.7 million for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively.

Thirty-Nine Weeks Ended October 31, 2009 Compared to Thirty-Nine Weeks Ended November 1, 2008

Revenues

Total Revenues. Total revenues increased 6.2% to $157.6 million in the thirty-nine weeks ended October 31, 2009 from $148.4 million in the thirty-nine weeks ended November 1, 2008.

Direct Marketing Revenues. Direct marketing revenues increased 6.0% to $73.4 million in the thirty-nine weeks ended October 31, 2009 from $69.3 million in the thirty-nine weeks ended November 1, 2008. Increased sales were driven by higher clearance activity as well as increased full price selling.

Retail Store Revenues. Retail store revenues increased 6.4% to $84.2 million for the thirty-nine weeks ended October 31, 2009 from $79.1 million for the thirty-nine weeks ended November 1, 2008. The revenue increase was driven by new store openings partially offset by a comparable store sales decrease of 3.8% over the prior year. During the thirty-nine weeks ended October 31, 2009, we opened eleven new stores. Accordingly, we ended the thirty-nine weeks ended October 31, 2009 with 108 stores in operation. We had 96 locations open as of November 1, 2008.

Gross Profit

Total Gross Profit. Total gross profit for the thirty-nine weeks ended October 31, 2009 was $53.6 million or 34.0% of revenues as compared to $51.8 million or 34.9% of revenues in the thirty-nine weeks ended November 1, 2008.

Direct Marketing Gross Profit. Direct marketing gross profit for the thirty-nine weeks ended October 31, 2009 was $31.9 million or 43.4% of revenues as compared to $31.9 million or 46.0% of revenues for the thirty-nine weeks ended November 1, 2008. The decrease, as a percentage of sales, was primarily attributable to increased clearance versus full price sales.

Retail Store Gross Profit. Retail store gross profit for the thirty-nine weeks ended October 31, 2009 was $21.7 million or 25.8% of revenues as compared to $19.9 million or 25.2% of revenues for the thirty-nine weeks ended November 1, 2008. The increase in retail segment gross margin was driven by improved merchandise margins and improved inventory management, partially offset by deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 43.0% for the thirty-nine weeks ended October 31, 2009 from 46.5% for the thirty-nine weeks ended November 1, 2008. In total dollars, selling, general and administrative expenses decreased $1.3 million, to $67.7 million in the thirty-nine weeks ended October 31, 2009 from $69.0 million in the thirty-nine weeks ended November 1, 2008. The improvement in SG&A expenses as a percentage of sales reflects the leveraging of selling expenses on higher sales in both the retail and direct segments, as well as reduced overhead costs as a result of our recent restructuring.

In the thirty-nine weeks ended November 1, 2008, the Company recorded a noncash impairment charge of $0.6 million related to an underperforming store location.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses decreased to $34.0 million in the thirty-nine weeks ended October 31, 2009 from $35.4 million in the thirty-nine weeks ended November 1, 2008. As a percentage of related revenues, direct marketing selling, general and administrative expenses decreased to 46.4% in the thirty-nine weeks ended October 31, 2009 from 51.0% in the thirty-nine weeks ended November 1, 2008. The significant improvement in SG&A as a percentage of sales reflects the leveraging of catalog expenses on higher sales and reductions in overhead costs.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses remained flat at $33.7 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008. As a percentage of related revenues, retail selling, general and administrative expenses decreased to 40.0% in the thirty-nine weeks ended October 31, 2009 from 42.6% for the thirty-nine weeks ended November 1, 2008. The decrease was primarily due to the leveraging of store costs on higher sales and reductions in overhead costs.

Operating Loss

Total Operating Loss. Our total operating loss was $14.1 million for the thirty-nine weeks ended October 31, 2009 as compared to a loss of $17.8 million for the thirty-nine weeks ended November 1, 2008.

Direct Marketing Operating Loss. Direct marketing operating loss was $2.1 million for the thirty-nine weeks ended October 31, 2009 as compared to a loss of $3.5 million for the thirty-nine weeks ended November 1, 2008.

Retail Store Operating Loss. Operating loss from retail stores was $12.0 million for the thirty-nine weeks ended October 31, 2009 as compared to a loss of $14.3 million for the thirty-nine weeks ended November 1, 2008.

Interest income (expense), net

We recorded net interest expense of $141,000 in the thirty-nine weeks ended October 31, 2009 as compared with interest expense of $501,000 in the thirty-nine weeks ended November 1, 2008. Interest income was earned from cash in bank accounts and money market accounts. Interest expense was primarily related to fees for our credit facilities with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit from continuing operations of $4.6 million in the thirty-nine weeks ended October 31, 2009 and an income tax benefit of $6.6 million for the thirty-nine weeks ended November 1, 2008.

Discontinued Operations and Assets Held for Sale

Income from discontinued operations, net of taxes was $11,000 and $6.3 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarters, our working capital requirements increase and have typically been funded by our cash balances and in past years by borrowing under the Restated Credit Facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

Operating Activities

Net cash used in operating activities was $53.6 million in the thirty-nine weeks ended October 31, 2009, compared with $10.7 million in the thirty-nine weeks ended November 1, 2008. The cash used in operating activities in the thirty-nine weeks ended October 31, 2009 was due primarily to the payment of income taxes, funding the net operating loss and funding of a restricted cash account to support outstanding letters of credit required under our Letter of Credit Agreement, noted below. The cash used in operating activities in the thirty-nine weeks ended November 1, 2008 was due primarily to funding the net operating loss.

Investing Activities

Cash used in investing activities was $10.3 million in the thirty-nine weeks ended October 31, 2009, compared with $10.8 million in the thirty-nine weeks ended November 1, 2008. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Financing Activities

Cash used in financing activities was $2.2 million in the thirty-nine weeks ended October 31, 2009, related to payments on our mortgage note payable. Cash provided by financing activities in the thirty-nine weeks ended November 1, 2008 was $13.7 million, primarily related to borrowings on our Restated Credit Facility.

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

The Company was allowed under the Restated Credit Facility, under certain circumstances and if certain conditions were met, to permanently increase the credit limit in $5 million increments, up to a maximum credit limit of $40 million. Each permanent increase in the credit limit required the Company to pay an origination fee of 0.20% of the amount of the increase. During March 2008, the Company permanently increased the credit limit under the Restated Credit Facility by $5 million, from $25 million to $30 million. The Company could also have obtained temporary credit limit increases for up to 90 consecutive days during the period beginning July 15th and ending on December 15th each year. Temporary credit limit increases did not require the payment of an origination fee. In the third quarter of fiscal 2008, the Company obtained a temporary credit increase of $5 million. During June 2008, the Restated Credit Facility was amended to allow for letters of credit up to an aggregate amount of $15 million. The Restated Credit Facility previously allowed for letters of credit up to an aggregate amount of $10 million.

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

As of January 31, 2009 and November 1, 2008, there were $-0- and $13.8 million outstanding, respectively, under the Restated Credit Facility. Upon the closing of the sale of CCS in November 2008, all outstanding borrowings were repaid.

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

As of October 31, 2009, there were $7.2 million of outstanding letters of credit under the Letter of Credit Agreement.

We were a party to a mortgage loan agreement related to the purchase of our distribution facility in Hanover, Pennsylvania. The mortgage note amortized on a fifteen-year schedule and was to mature with a balloon payment of $2.3 million in September 2008. During March 2008, we extended the maturity date on the mortgage note from September 2008 to September 2009. The loan bore interest at LIBOR plus 225 basis points and was subject to quarterly financial covenants. The mortgage loan was secured by the distribution facility and related property. The Company paid off the remaining balance of the mortgage, which was approximately $2.1 million, on September 30, 2009.

Contractual Obligations

The following table presents our significant contractual obligations as of October 31, 2009 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$118,795	$16,942	$31,884	$28,642	$41,327
Purchase Obligations (2)	21,963	20,688	1,275	—	—
Future Severance-Related Payments (3)	2,938	2,938	—	—	—

Total	$143,696	$40,568	$33,159	$28,642	$41,327

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements
(3)	Our future severance-related payments consist of severance agreements with existing employees.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a media services agreement (see Note 11 to our condensed consolidated financial statements) entered into in connection with the Spinoff. We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. We recorded revenues of $75,000 and $312,000 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, and $199,000 and $468,000 for the thirteen and thirty-nine week periods ended November 1, 2008, respectively, in our financial statements in accordance with the terms of the media services agreement.

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

We follow the provisions of ASC 350 Goodwill and Other Intangible Assets.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10-35 Impairment or Disposal of Long-Lived Assets, we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the thirteen and thirty-nine weeks ended October 31, 2009, we recorded no impairment charge in our consolidated statements of operations.

Recent Accounting Pronouncements

Effective August 2, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the SEC under authority of Federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of new Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions in the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In April 2009, the FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provide guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. These amendments to ASC 820-10 include guidance on identifying circumstances that indicate when a transaction is not orderly, and are effective for interim reporting periods ending after June 15, 2009. These amendments to ASC 820-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted these amendments to ASC 820-10 during the second quarter of Fiscal 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued amendments to ASC 855-10, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments to ASC 855-10 introduce the concept of financial statements being available to be issued, and require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the amendments to ASC 855-10 during the second quarter of Fiscal 2009. See Note 1, Basis of Presentation, for the disclosure required under these amendments to ASC 855-10.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations-Identifiable Assets, Liabilities and Any Non Controlling Interest, (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. The Company will apply ASC 805-20 prospectively to any business combinations completed after February 1, 2009.

In April 2009, the FASB issued amendments to ASC 825-10, Financial Instruments, which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendments to ASC 825-10 also require those disclosures in summarized financial information at interim reporting periods. The amendments to ASC 825-10 are effective for interim reporting periods ending after June 15, 2009. The amendments to ASC 825-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted the amendments to ASC 825-10 during the second quarter of Fiscal 2009. The required disclosures are included in “Fair Value of Financial Instruments” above.

In June 2008, the FASB issued amendments to ASC 260-10, Earnings Per Share, which require that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. These amendments to ASC 260-10 are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted these amendments to ASC 260-10 on February 1, 2009. The adoption of ASC 260-10 had no material impact on the Company’s condensed consolidated financial statements.

On February 3, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements except with respect to its non-financial assets and liabilities. ASC 820-10 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. On February 1, 2009, the Company adopted ASC 820-10 for its non-financial assets and liabilities. The Company’s non-financial assets, which include goodwill, property and equipment, and intangible assets are subject to this new guidance and are measured at fair value for impairment assessments. The adoption of ASC 820-10 did not have a material impact on our condensed consolidated financial statements.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on our statement of operations. As of October 31, 2009, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will also be recorded as a component of stockholders’ equity and have no impact on our statement of operations.

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

Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions, including the currently difficult economic environment and recent turmoil in financial and credit markets; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; our inability to implement our retail store expansion strategy as a result of unexpected or increased costs or delays in the development and expansion of our retail chain or our inability to fund our retail expansion with operating cash as a result of either lower sales, higher than anticipated costs, and/or other factors; our inability to refinance the Letter of Credit Agreement; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the Securities and Exchange Commission. Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2009, we did not hold any marketable securities, nor do we own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, October 31, 2009, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow ACS 450 Contingencies when assessing pending or potential litigation.

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

dELiA*s, Inc.

Date: December 10, 2009	By:	/S/ ROBERT E. BERNARD
Robert E. Bernard
Chief Executive Officer

Date: December 10, 2009	By:	/S/ DAVID J. DICK
David J. Dick
Chief Financial Officer