Form 10-K
period 2010-01-30
dELiAs, Inc.
filed 2010-04-15
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”. “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 1, 2009, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on such date, was $77,524,002.

As of April 8, 2010, there were outstanding 31,309,466 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in PART III herein—Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, including statements regarding our goals, planned retail expansion, sales and revenue growth and financial performance. Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions, including the currently difficult economic environment and recent turmoil in financial and credit markets; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; our inability to implement our retail store expansion strategy as a result of unexpected or increased costs or delays in the development and expansion of our retail chain or our inability to fund our retail expansion with operating cash as a result of either lower sales, higher than anticipated costs, and/or other factors; our inability to obtain financing, if required; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the Securities and Exchange Commission. Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

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

The market and demographic data included in this report concerning our business and markets is estimated and is based on data made available by independent market research firms, industry trade associations or other publicly available information.

See the discussion of risks and uncertainties in Part I, Item 1A hereof entitled “Risk Factors.”

PART I

Item 1.	Business

In this Form 10-K the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

Overview

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. We generate revenue by selling predominantly to consumers through direct mail catalogs, websites and mall-based specialty retail stores. We operate two brands—dELiA*s and Alloy—each of which we believe are well-established, differentiated, lifestyle brands. Through our e-commerce webpages, catalogs and retail stores, dELiA*s (the brand) offers a wide variety of product categories to teenage girls to cater to an entire lifestyle. We believe Alloy is a prominent branded junior apparel catalog and e-commerce site for young women.

Through our catalogs and the e-commerce webpages, we sell many products of well-known name brands, along with our own proprietary brand products in key spending categories. These products include apparel and accessories. Our mall-based dELiA*s specialty retail stores derive revenue primarily from the sale of proprietary apparel and accessories and, to a lesser extent, branded apparel to teenage girls.

Our focus on a diverse collection of name brands and proprietary brands allows us to adjust our merchandising strategy quickly as fashion trends change. In addition, we strive to keep our merchandise mix fresh by regularly introducing new styles. Our proprietary brands provide us an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise at a lower price than the brand name merchandise, while permitting improved gross profit margins. Our proprietary brands also allow us to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise from our vendors to us, and from us to our customers.

We have built comprehensive databases that together include information such as name, address and amounts and dates of purchases in our direct business. In addition to helping us target consumers directly, our databases provide us with access to important demographic information that we believe should allow us to optimize the selection of potential mall-based specialty retail store locations.

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

In addition, we entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff. Certain of these agreements expire by their terms in December 2010. We are currently in discussions with Alloy, Inc. regarding the extension/renegotiation of such agreements. However, if such extension/renegotiation is not successful, the Company has alternative plans and does not expect the outcome of these discussions to have a material adverse effect on our business and operations.

We had also previously operated CCS which was a premiere catalog and e-commerce site for skateboarding and snowboarding equipment, apparel and footwear products, primarily targeting teenage boys (“CCS”). Effective November 5, 2008, we sold the assets and certain liabilities related to the CCS business to a subsidiary of Foot Locker, Inc. Please see the section below titled Discontinued Operations for a more detailed description of this transaction. Our former CCS business is treated as a discontinued operation. All amounts in this Form 10-K are for continuing operations only unless otherwise specified.

We refer to the 52-week fiscal year ended January 30, 2010 as “fiscal 2009”, the 52-week fiscal year ended January 31, 2009 as “fiscal 2008”, and the 52-week fiscal year ended February 2, 2008 as “fiscal 2007”.

The Brands

dELiA*s

dELiA*s develops, markets and sells primarily its own lifestyle brand, and to a lesser extent third-party brands, in its retail stores, as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, dresses, swimwear, roomwear, footwear, outerwear and key accessories targeted primarily at trend-setting, fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus its marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school juniors, because we believe that these teenagers influence the buying activities of younger teens. In fiscal 2009, dELiA*s circulated approximately 22.7 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls via mall-based specialty retail stores. The majority of dELiA*s’ merchandise is privately branded and sold under the dELiA*s label. As of January 30, 2010, we operated 109 dELiA*s mall-based specialty retail stores. These stores range in size from approximately 2,600 to 5,100 square feet with an average size of approximately 3,800 square feet.

Alloy

Alloy markets and sells branded junior apparel (including extended sizes), dresses, accessories, swimwear, footwear and outerwear targeting young women via catalogs and the internet. Alloy offers a wide selection of well-known, juniors-targeted name brands, such as Federal Jeans, Ralsey, Sour Pop, Paris Blues and Truck Jeans. In fiscal 2009, Alloy circulated approximately 23.3 million catalogs.

Business Strengths

We believe our principal business strengths include:

Broad Access to Teenage Consumers

In fiscal 2009, we reached a significant portion of teenage consumers in the United States by:

•	circulating approximately 46.0 million direct mail catalogs for our two brands, with an average of one new book per brand being mailed each month;

•	communicating with select segments of our database by sending, on average, 8.4 million emails per week to those of our target audience who have opted into receiving such emails; and

•	owning and operating 109 dELiA*s retail stores in 33 states as of January 30, 2010.

Comprehensive Databases

Our dELiA*s and Alloy databases contained information about approximately 11.7 million households who have purchased products or requested catalogs directly from us as of January 30, 2010, including approximately 2.2 million households who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our databases give us the ability to review a variety of valuable information that may include age range, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our databases with information we gather through direct marketing programs and purchased customer lists. We also have access to certain information collected through Alloy, Inc.’s data sources. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts, as well as locate new retail stores in customer-rich locations.

Operating Flexibility

We attempt to maintain significant flexibility in the operation of our business so that we can react quickly to changes in customer preferences. We regularly review the sales performance of our merchandise in an effort to identify and respond to changing trends and consumer preferences. When purchasing merchandise from our vendors, we pursue a strategy that is designed to maximize our speed to market. We strive to establish strong and loyal relationships with our suppliers which we believe allows us to quickly obtain merchandise and ship it to our warehouse for direct sales or our retail stores for retail sales. Currently, we are able to replenish a majority of our merchandise within 45 to 60 days. The e-commerce webpages and our databases allow us to quickly update our merchandise presentations, promotions, and display of offerings in an effort to create excitement for our customers with whom we can communicate via email, which, for many, is their chosen media of communication. In fiscal 2009, approximately 83% of our direct marketing revenues were generated through sales made through our e-commerce webpages.

Experienced Management Team

Our senior management has significant retail and direct marketing experience, with an average of over 20 years in the retail, catalog and e-commerce apparel businesses.

Our Business Strategy

Our strategy is to improve upon our strong competitive position as a direct marketing company, to expand and develop our dELiA*s specialty retail stores, and to carry out such strategy while controlling costs. The key elements of our strategy are as follows:

Direct Marketing Strategy

Our direct marketing strategy is designed to minimize our exposure to risks associated with rapidly changing fashion trends and facilitate speed to market and the flexibility with which we are able to purchase and stock a wide assortment of merchandise. Our primary objective is to reflect, rather than shape, styles and tastes. We develop exclusive merchandise and select name brand merchandise from what we believe is quality manufacturers and name brands. Our buyers and merchandisers work closely with our many suppliers to develop products to our specifications. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of customers. Through this strategy, we believe we are able to minimize design risk and make final product selections only two to seven months before the products are brought to market, not the typical six to nine months required by many apparel retailers. We believe this allows us to stay current with the tastes of the market, and unlike others in our industry that require a longer lead time to bring goods to the market, we believe our strategy enables us to receive a continuous allotment of goods from our suppliers and carry the proper amount of inventory. A possible trade-off on our supply practice is that we have less control over the manufacturing process, which could potentially lead to problems with quality.

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

Because dELiA*s and Alloy are recognized and popular brands among teenage girls and young women, our e-commerce webpages and catalogs are a valuable marketing tool for our suppliers. As a result, our suppliers often contractually agree to grant us online and catalog exclusivity for products we develop and select, based on our prior relationship with the supplier and the volume we expect to purchase from the supplier. We believe this exclusivity makes the merchandise in the dELiA*s and Alloy catalogs more attractive to our target audience and helps to protect our product margins. Our merchandise selection includes products from many leading suppliers and name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-known name brands such as Converse. Brands currently offered through Alloy include nationally-recognized names such as Paris Blues, Vigoss and Nike, as well as smaller, niche labels, including Necessary Objects, Truck Jeans, Space Girlz and Miken.

Our database management and mailing strategy is designed to efficiently gather, maintain and utilize the information collected within our databases. Our databases are maintained by a third-party vendor providing address hygiene, duplicate identification and modeling capabilities. The databases enable detailed selections based on general industry practices, but enable greater specificity when required, based on maintaining any transactional history, plus the ability to overlay demographic information to the extent provided to us, for every individual and household listed in the databases.

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

Trained sales personnel are available for the dELiA*s and Alloy brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers. From the hours of 8:00 A.M. to 12:00 A.M. Eastern Time (“ET”), calls are routed to our call center, with overflow calls and calls received from the hours of 12:00 A.M. to 8:00 A.M. ET, being routed to a third-party provider whose sales personnel are also trained by us. Our trained customer service representatives are available for the dELiA*s and Alloy brands from the hours of 8:00 A.M. to 12:00 A.M. ET, and these calls are handled exclusively at our call center. A single management team oversees all sales personnel and customer service representatives.

Retail Strategy

Our current strategy is to grow our stores’ net square footage by approximately 6% in fiscal 2010, and by approximately 5-10% annually thereafter. We monitor the performance of our existing retail stores and may from time-to-time close underperforming stores as appropriate. When we determine to close a retail store, we negotiate with landlords to determine the quickest and most cost-effective way to exit such location. Store activity for the past two fiscal years follows:

	Fiscal
	2009		2008
Number of Stores:
Beginning of period	97		86
Stores Opened	15	*	13	**
Stores Closed	3	*	2	**

End of Period	109		97

Total Gross Sq. Ft
@ end of period (in thousands)	417.3		370.1

*	Totals include one store that was closed, remodeled and reopened during fiscal 2009, and two stores that were closed and relocated to alternative sites in the same malls during fiscal 2009.
**	Totals include two stores that were closed and relocated to alternative sites in the same malls during fiscal 2008.

We plan our new stores to generate, on average, approximately $1.5 million in net sales in the first full year of operation based on 3,800 gross square feet, to have a four-wall cash contribution margin of at least 15% in the first full year and to have a net build-out cost, including inventory, of approximately $700,000. We define contribution margin as store gross profit less direct cash costs of operating the store.

We designed our dELiA*s stores to be clearly recognizable as a sportswear store for fashion-right teenage girls. Designed by a leading retail architecture firm, the stores have a display window with mannequins featuring the latest items. The entrances are offset and the design intention is to give the customer a sense of privacy in her own exclusive place. The stores average approximately 37 feet in frontage and 3,800 square feet, though individual stores may be smaller or larger than the averages. We believe that frontage and size are critical in projecting importance when compared to our competition in the malls. Our stores are designed to look upscale, appealing to what we believe to be our database customer demographics. We believe that over half our direct customers come from households with incomes of over $75,000 per year and over 25% come from households with income over $125,000 per year. Our fixture plan reflects what we believe to be our customer’s shopping preferences. For instance, much of the merchandise is on tables since our customers show a preference to making purchases in this manner.

Store siting is also a key strategic element of our store expansion plan, which contemplates regionally clustered stores. Clustered stores should benefit from better store supervision, versus stores that are spread out over relatively wide geographical areas. Each store is open during mall shopping hours and has a store management team that always includes a store manager, and depending on the sales volume of the store, one or more of the following additional management; a co-manager, one or more assistant managers and one or more customer experience supervisors, as well as eight to thirty part-time sales associates. Currently, district managers supervise six to eleven stores, with thirteen district managers reporting to two regional managers, who in turn report to a Vice President of Stores. We believe clustering increases store density, as it should enable our district managers to supervise more stores than they do currently, as travel time between stores should be reduced.

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

Our goal is to hire and retain experienced sales associates, store managers and district managers and establish clear performance goals, objectives and related corresponding incentives which are based on planned sales. District managers, store managers, co-managers and assistant store managers participate in an incentive program which is based on achieving predetermined sales-related goals in their respective stores or districts. We have well-established store operating policies and procedures, and emphasize our loss prevention program in order to control inventory shrinkage and ensure policy and procedure compliance.

In addition, during 2009, we installed traffic counters and related software in our retail locations in order to evaluate store by store customer conversion rates. We expect this will be helpful in evaluating and managing store performance, establishing effective staffing models and focusing our training efforts.

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Because we sell a number of brand-name products in addition to our own proprietary brands, we obtain products from a wide variety of manufacturers, importers and other suppliers. One vendor accounted for approximately 18% of products sold for fiscal 2009. We believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular product. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations. Net sales, by segment, are as follows:

	Fiscal
	2009	2008
	(in thousands)
Retail	$118,484	$113,063
Direct:
Catalog	17,870	19,004
Internet	87,512	83,553

Total Direct	105,382	102,557

Total Net Sales	$223,866	$215,620

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s and Alloy catalogs and e-commerce webpages, derives revenues from sales of merchandise via catalog or internet directly to consumers and advertising. Included in our direct marketing net sales of $105.4 million in fiscal 2009 were approximately $0.3 million of advertising revenues.

In fiscal 2009, each of our catalogs and associated e-commerce webpages targeted a particular segment of the market and offered many name brands well known by our target customers, along with our own proprietary brands.

dELiA*s—During fiscal 2009, the dELiA*s catalog ranged from 60 to 92 pages in length. Seventeen full price versions of the dELiA*s catalog were mailed, including remails, and up to six pages per catalog were allocated to our advertising clients and marketing partners. The dELiA*s e-commerce webpages (reached through www.delias.com) are designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products and special offers.

Alloy—During fiscal 2009, the Alloy catalog ranged in length from 52 to 84 pages. We mailed seventeen full price versions of the Alloy catalog, including remails, and allocated up to seven pages per catalog to our advertising clients and marketing partners. The Alloy e-commerce webpages (reached through www.alloy.com) offer the same merchandise as in the catalog, as well as additional products and special offers.

Retail Store Segment

Our retail store segment derives revenue primarily from the sale of apparel and accessories to consumers through dELiA*s stores. dELiA*s mall-based retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls. As of January 30, 2010, we operated 109 dELiA*s stores in 33 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Our retail stores range in size from approximately 2,600 to 5,100 square feet, with an average size of approximately 3,800 square feet. Retail store segment revenues for fiscal 2009 were approximately $118.5 million.

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

In our direct marketing segment, we use third-party licensed software for stockkeeping unit (“SKU”) and classification inventory tracking, purchase order management, and merchandise distribution. Sales in our direct segment, whether through the internet, the call center or the mail, are updated daily and the host system downloads price changes, order status and inventory levels. In addition, we use other licensed software products and services to further supplement our supply chain and merchandise planning and analyze customer behavior. In our retail segment, licensed software is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, and sales audit.

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

During fiscal 2010, we plan to invest in improvements in our database management capabilities.

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

Seasonality

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, as compared to our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our noncash working capital requirements increase and may be funded by our cash balances and utilization of our existing Letter of Credit Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

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

Discontinued Operations

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the results of the CCS business have been reported as discontinued operations for fiscal 2009, fiscal 2008, and fiscal 2007. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS. Also, as part of the transaction, dELiA*s, Inc. provided certain transition services to Foot Locker.

The Company recorded a pre-tax gain of $49.4 million as a result of the sale of CCS. The gain reflected, in part, the allocation of $28.1 million of nondeductible goodwill to the CCS business.

Income from discontinued operations, net of taxes was $16,000, $29.8 million, and $10.0 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

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

Employees

As of January 30, 2010, we had 644 full-time and 2,297 part-time employees. Of the 644 full-time employees, 189 worked in warehouse/fulfillment/customer service; 177 worked in executive, finance, information technology and other corporate and division management and 278 were employed by our dELiA*s retail stores. Of the 2,297 part-time employees, 99 were warehouse/fulfillment/customer service staff and 2,198 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Website Access to Reports

Our corporate website is www.deliasinc.com. Our periodic and current reports are available free of charge on the “Investor Relations” page of this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

Risks Related to Our Business

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

Our ability to achieve profitability will also depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. We expect to incur significant operating expenses and capital expenditures, including general and administrative costs to support our operations and the costs of being a public company. We also may incur significant increases in operating expenses and capital expenditures in connection with our retail store expansion program.

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

We may fail to use our databases and our expertise in marketing to consumers successfully, and we may not be able to maintain the quality and size of our databases.

The effective use of our consumer databases and our expertise in marketing to consumers are important components of our business. If we fail to capitalize on these assets, our business will be less successful. Currently, we have useful data for only a portion of our targeted market. Additionally, as individuals in our databases age, they are less likely to purchase our products and their data is thus of less value to our business. We must, therefore, continuously obtain data on new potential customers and on those persons who are just entering their teenage years in order to maintain and increase the size and value of our databases. If we fail to obtain sufficient numbers of new names and related information, our business could be adversely affected.

The current financial crisis and general economic conditions may adversely impact our results of operations.

Declines in discretionary spending, the availability of consumer credit and consumer confidence may adversely affect our performance. Recent turmoil in worldwide financial markets, accompanied by recessionary domestic and foreign economies, high unemployment rates, increases in fuel, energy and other costs, conditions in the residential real estate and mortgage markets, reductions in available disposable income and access to consumer credit, as well as a lack of consumer confidence in the United States’ economy may all adversely affect consumer spending behavior. As a retailer, our businesses are sensitive to consumer spending patterns and preferences. Our revenues and gross margins from continuing operations have increased during the current fiscal year, and our operating losses from continuing operations have narrowed. However, consumer purchases of discretionary items and retail products have weakened and may continue to decline as a result of the factors noted above, among others. Therefore, our sales, profitability and growth may continue to be adversely affected by the ongoing unfavorable economic conditions. There are no guarantees that present or future government programs will help bring an end to the current economic recession or stabilize factors that may affect our sales and profitability. The length of the current economic downturn cannot be determined and may continue to impact consumer purchases of our merchandise and, accordingly, may adversely impact our results of operations.

Uncertain global economic conditions could have a material adverse effect on the Company’s liquidity and capital resources.

The distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations and availability under our Letter of Credit Agreement will be adequate to satisfy our capital needs at least for our current fiscal year, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

We have significant amounts of cash and cash equivalents invested in money market funds or in deposit accounts at FDIC-insured banks. Some, but not all, of our deposit account balances are currently FDIC insured. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

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

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings in a timely manner. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products, our sales may be lower, and we may be faced with unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

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

Pursuant to an agreement with Alloy, Inc., they will continue to own and operate the www.delias.com and www.alloy.com websites, the related e-commerce webpages and the related uniform resource locators (“urls”). Although we may transition our e-commerce operations to websites that we own, we will be required to maintain links from those websites to Alloy, Inc.—owned websites, and Alloy, Inc. will be required to maintain links from those websites to our websites. Alloy, Inc. will continue to provide the community and content on each of those websites, and we will have no control over any of such community or content. Because a significant portion of our direct marketing sales come from our e-commerce sites, if Alloy, Inc. fails to maintain those websites, or fails to maintain those websites as attractive sites for the target audiences, our e-commerce activities may suffer.

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

We expect that our total capital expenditures, net of landlord allowances, primarily the costs to build out our new stores, will be approximately $6.5 million in fiscal 2010. Although, we currently expect that the sum of our current cash on hand and our current cash flows from operations will be sufficient to fund our near-term operations, including but not limited to, retail store openings, our expectations may be wrong. If we are wrong, we may need to obtain additional debt or equity financing in the future to fund fully our operations and our retail store expansion strategy. In addition, if we decide to significantly accelerate growth of our retail operations beyond the ranges stated in our retail strategy, additional debt or equity financing may also be required. The type, timing and terms of the financing selected by us would depend on, among other things, our retail growth plans, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms.

Competition may adversely affect our business.

The teenage girl retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for retail store sales with specialty apparel retailers and certain other youth-focused apparel retailers, such as American Eagle Outfitters, Abercrombie & Fitch, Hollister, Forever 21, and H&M. We also compete for retail store sales with full price and discount department stores such as Target, Nordstrom’s, Macy’s, Bloomingdale’s and others. If we are unable to compete effectively for retail store sales, we may lose market share, which would reduce our revenues and gross profit. In addition, we compete for favorable site locations and lease terms in shopping malls with certain of our competitors as well as numerous other retailers. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. The growth of our retail store business depends significantly on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a return that meets or exceeds our financial projections. Desirable new locations may not be available to us at all or at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable real estate and lease terms generally and upon renewal, or even being permitted to renew our expiring leases, could cause us to lose market share which would reduce our revenues and gross profit.

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

Although we expect to increase our retail square footage by approximately 6% in fiscal 2010 and contemplate opening additional new dELiA*s stores in future years as part of our retail store expansion plan, we could, in the future, decide to close dELiA*s retail stores or close or sell businesses or operations that are producing losses or that are not as profitable as we expect. If we decide to close any dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure or sale, the closing costs, fixed assets, and inventory write-downs would adversely affect our earnings and could adversely affect our cash on hand.

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

Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. We have recognized impairment charges of approximately $454,000 in fiscal 2009 for one store location and $613,000 in fiscal 2008 for two store locations.

If our manufacturers and importers are unable to produce our proprietary-branded goods on time or to our specifications, we could suffer lost sales.

We do not own or operate any manufacturing facilities and, therefore, depend upon independent third party vendors for the manufacture of all of our branded products. Our products are manufactured to our specifications primarily by domestic manufacturers and importers. We cannot control all of the various factors, which include inclement weather, natural disasters, labor disputes and acts of terrorism that might affect the ability of a manufacturer or importer to ship orders of our products in a timely manner or to meet our quality standards. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our retail stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

We rely on third-party vendors for brand-name merchandise sold by our two brands.

Our Alloy business depends largely on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and other merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. Our dELiA*s brand is similarly dependent on such third-parties, albeit to a lesser extent. We do not have any long-term contracts with any vendor and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use are factored and have limited resources, production capacities, and operating histories. Additionally, because the fashion market is volatile and customer taste tends to change rapidly, we must, in order to be successful, identify and obtain merchandise from new third-party brands for which our customers show a preference. As a result, we are subject to the following risks:

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

At present, with respect to sales generated in the direct marketing segment by our Alloy brand, sales tax or other similar taxes on direct shipments of goods to consumers is only collected in states where Alloy has a physical presence or personal property. With respect to the dELiA*s direct sales, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or personal property. However, various states or foreign countries may seek to impose sales tax collection obligations on out-of-state direct mail companies.

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

Our direct marketing business is subject to federal and state regulations regarding the collection, maintenance and disclosure of personally identifiable information we collect and maintain in our databases. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on the e-commerce webpages may adversely affect our business. For example, COPPA currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuse of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the Company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties, any of which could adversely affect our business.

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

If third parties or unauthorized employees of ours are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties or our employees improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability.

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

Our ability to meet our cash requirements depends on many factors.

We currently anticipate that operating revenue, cash on hand, and letters of credit available under our existing Letter of Credit Agreement will be sufficient to cover our operating expenses, including cash requirements in connection with our operations and our near term retail store expansion plan, through at least the end of our current fiscal year. If we do not meet our targets for revenue growth, however, or if the costs associated with our retail store expansion plan exceed our expectations, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

•	decreased consumer spending in response to weak economic conditions;

•	higher energy prices causing a decreased level of disposable income;

•	weakness in the teenage market;

•	increased competition from our competitors; and

•	because our marketing and expansion plans are not as successful as we anticipate.

Additionally, if demand for our products decreases or our retail store expansion plan does not produce the desired sales increases, such developments could reduce our operating revenues. If such funds, together with cash on hand and availability under our Letter of Credit Agreement are insufficient to cover our expenses, we could be required to adopt one or more alternatives listed below. For example, we could be required to:

•	delay the implementation of or revise certain aspects of our retail store expansion plan;

•	reduce or delay other capital spending;

•	sell additional equity or debt securities;

•	sell assets or operations; and/or

•	reduce other discretionary spending.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations, including our ability to grow our business. In addition, we cannot assure you that we would be able to take any of these actions because of (i) a variety of commercial or market factors, or (ii) market conditions being unfavorable for an equity or debt offering. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions do not generate a sufficient amount of additional capital.

Because we are required to provide letters of credit to lenders of many of our vendors, the amount of unrestricted cash is reduced.

The credit extended by these factors often is collateralized by standby letters of credit, which we are required to provide and which we currently obtain under our letter of credit agreement with Wells Fargo. Any increases in the amount of such letters of credit required by such factors reduces, at a rate of 105% of the increase, the amount of unrestricted cash we have available for capital expenditures and general working capital purposes. Any increase in our vendors’ use of factors or decrease in the amount of credit extended by these factors could require us to provide additional standby letters of credit, thereby reducing further the amount of unrestricted cash available. Any such decreases could adversely affect our ability to operate our business, including funding our retail store expansion program or could require us to reduce other discretionary spending, such as on advertising. Any such event could result in reduced sales.

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

The bankruptcy or significant deterioration of large commercial and retail landlords could have a material adverse affect on our sales and overall retail strategy.

The current economic downturn has had a significant negative impact on the commercial real estate sector, including large commercial and retail landlords, such as one of our major national landlords, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”), which filed petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. If the current macro-economic conditions continue or deteriorate further, additional commercial landlords may be similarly impacted which in turn could materially adversely impact our sales and operating results.

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

If the Spinoff was not a legal dividend, it could be held invalid by a court and harm our financial condition and results of operations.

The Spinoff was subject to the provisions of Section 170 of the Delaware general corporate law that requires that dividends be made only out of available surplus. Although we believe that the Spinoff complied with the provisions of Section 170, and have received an opinion from outside counsel to that effect, a court could later determine that the Spinoff was invalid under Delaware law and reverse the transaction. The resulting complications, costs and expenses could harm our financial condition and results of operations.

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

As of January 30, 2010, we had outstanding options, of which 4,789,779 were vested, to purchase 6,106,229 shares of common stock at a weighted average exercise price of $7.01 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. Our stockholders will experience dilution as these stock options are exercised.

We could be required, under our agreements with Alloy, Inc., to issue a substantial number of shares without receiving any payment. The issuance of these shares would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

Following the Spinoff, we were obligated to issue on behalf of Alloy, Inc. up to 663,155 additional shares of common stock upon the exercise of outstanding Alloy, Inc. warrants (the “Warrants”). At the time of the Spinoff, Alloy had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). Following the Spinoff, we were also obligated to issue up to 4,137,314 additional shares of common stock upon the conversion of the Debentures. In fiscal 2006, 4,053,933 shares of our common stock were issued as a result of these conversions. During fiscal 2008, an additional 82,508 were issued as a result of conversions, and 873 shares attributable to these debentures remain to be issued. We did not receive any payment from Alloy, Inc. or any third party in connection with any conversions of the Debentures. Additionally, although Alloy, Inc. has agreed to pay us a portion of the cash proceeds, if any, it receives from the exercise of any of the Warrants, each of the Warrants permits exercise by a “net exercise” process, under which the exercising holders would not be required to make any cash payment to Alloy, Inc. in connection with the Warrant exercise and instead would be issued a smaller number of shares of our and Alloy, Inc.’s common stock. If the Warrant holders were to exercise their Warrants using this net exercise feature, which is likely, we would not receive any payment in connection with such Warrant exercises. Thus, we may be obligated to issue up to 664,028 of additional shares of common stock for which we will receive no payment. If a significant number of additional shares of our common stock are issued, the equity interests of our existing stockholders would be diluted and our earnings per share will be adversely affected.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions imposed by applicable law and other factors our board deems relevant. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholders may lose some or all of their investment in our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information as of January 30, 2010 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained, in good operating condition and otherwise adequate for our business operations.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office	52,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	417,300

The following table sets forth information regarding the states in which we operate retail stores as of January 30, 2010, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	Minnesota	3
California	2	Missouri	4
Colorado	1	Nebraska	1
Connecticut	2	New Hampshire	2
Delaware	1	New Jersey	7
Florida	9	New York	9
Georgia	3	North Carolina	4
Illinois	6	Ohio	6
Indiana	3	Pennsylvania	6
Iowa	1	Rhode Island	1
Kansas	1	South Carolina	2
Louisiana	1	Tennessee	4
Maine	1	Texas	9
Maryland	3	Virginia	2
Massachusetts	6	Washington	2
Michigan	2	West Virginia	1
		Wisconsin	3

		TOTAL STORES	109

Item 3.	Legal Proceedings

(a) The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be determined with certainty, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

(b) Mynk Litigation. The Company was a defendant in a litigation brought by Mynk Corporation (“Mynk”) in the Los Angeles Superior Court alleging non-payment for goods. The Company previously had a long-standing relationship with a supplier of goods, Femme Knits, Inc. (“Femme Knits”). Mynk contended that it acquired the right to completed orders for goods from Femme Knits as a result of an acquisition of that right at an alleged Uniform Commercial Code foreclosure sale. In accordance with an agreement between dELiA*s and Femme Knits, among other things, dELiA*s advanced the sum of $600,000 for some price and other concessions and an agreement that dELiA*s could offset against the $600,000 advance future amounts owing to Femme Knits

(Mynk). In July 2008, the Company recovered the advance by paying all other sums due on the purchase of goods from Femme Knits (Mynk) except for the $600,000 owed to it. Mynk contended that it was not bound by the agreement between dELiA*s and Femme Knits. In January 2010, the Company settled the lawsuit with Mynk. The settlement amount was not material to our consolidated financial statements.

Item 4.	Reserved

Executive Officers of the Registrant

Robert E. Bernard, age 59, has served as our Chief Executive Officer and a director since December 2005. Mr. Bernard joined Alloy, Inc., a media and marketing services company and our former parent company, in October 2003 and served as Chief Executive Officer of its Retail and Direct Consumer Division until the Spinoff. From 1996 through 2002, Mr. Bernard served as the President and Chief Executive Officer of the Limited Stores Division of Limited Brands, Inc., a mall-based specialty store retailer, and from 1994 through 1996 he served as the President and Chief Operating Officer of J.Crew Group, Inc. (“J.Crew”), a multi-channel specialty retailer.

Walter Killough, age 55, has served as our Chief Operating Officer and a director since December 2005. Mr. Killough joined Alloy, Inc. in March 2003 as a consultant, and served as the Chief Operating Officer of its Retail and Direct Consumer Division from October 2003 until December 2005. Prior to joining Alloy, Inc., Mr. Killough was at J.Crew for 14 years. He was appointed its Chief Operating Officer in 2001, and prior to that served as an executive vice president. As its Chief Operating Officer, he was responsible for all sourcing, catalog circulation and production, warehouse and distribution, retail and direct planning and logistics.

Michele Donnan Martin, age 46, has served as President, dELiA*s Brand since January 2008. Prior to that, Ms. Martin served as Chief Design Officer Women’s for Martin + OSA, a retail brand that is part of American Eagle Outfitters, Inc., from January 2005 to June 2007. From 2003 to 2004, she was Vice President and General Manager of C+M Martin, Inc., an apparel design firm which was a joint venture with Brandix Apparel of Sri Lanka. From 2001 to 2002, Ms. Martin served as Senior Vice President and General Manager of Hold Everything, a retail division of Williams-Sonoma, Inc. which offered storage solutions for the home. From 1992 to 1999, Ms. Martin served as Vice President and General Merchandise Manager, Women’s and Girls’ of Abercrombie & Fitch Co., a mall-based specialty apparel retailer.

David J. Dick, age 43, has served as our Chief Financial Officer and Treasurer since February 2, 2009 and had served as the Company’s Vice President, Controller and Chief Accounting Officer since April 2008. Prior to that, Mr. Dick served as Chief Financial Officer of Charlie Brown’s Acquisition Corp., a multi-concept casual dining restaurant operator, from 2006 to 2007, and from 1993 to 2006, he worked for Linens ‘n Things, Inc., a specialty retailer of home furnishings, where he held a number of positions including Vice President, Controller and Treasurer. From 1987 to 1992, Mr. Dick worked for Ernst & Young LLP. He is a certified public accountant.

Marc G. Schuback, age 48, has served as our Vice President, General Counsel and Secretary since August 2007. Prior to that, Mr. Schuback served as Vice President, Assistant General Counsel and Assistant Corporate Secretary of Footstar, Inc., a nationwide footwear retailer, from July 1996 to August 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has traded on The NASDAQ Global Market under the symbol “DLIA” since December 20, 2005. The table below sets forth the high and low sale prices for our Common Stock during the periods indicated.

	Common Stock Price
	High	Low
FISCAL 2009 (Ended January 30, 2010)
First Quarter	$2.20	$1.43
Second Quarter	$2.78	$1.89
Third Quarter	$2.87	$2.12
Fourth Quarter	$2.12	$1.65

FISCAL 2008 (Ended January 31, 2009)
First Quarter	$2.95	$1.50
Second Quarter	$2.95	$1.56
Third Quarter	$3.29	$1.55
Fourth Quarter	$2.52	$1.54

	12/19/05	1/28/06	2/3/2007	2/2/2008	1/31/2009	1/30/2010
DELIA*S, INC.	100.00	107.86	130.16	29.13	24.25	21.81
NASDAQ Composite	100.00	103.51	113.93	109.08	67.31	98.03
NASDAQ Retail Trade	100.00	97.94	94.12	90.76	55.93	98.16

Stockholders

As of April 8, 2010 there were approximately 208 holders of record of the 31,309,466 outstanding shares of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

There were no unregistered sales of our securities during fiscal 2009.

Issuer Purchases of Equity Securities

During fiscal 2009, the Company did not purchase any shares of its Common Stock.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected statements of operations data for the fiscal years ended January 30, 2010 (“fiscal 2009”), January 31, 2009 (“fiscal 2008”), and February 2, 2008 (“fiscal 2007”) have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO Seidman, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2009 and 2008 has been derived from the audited financial statements included herein. Selected balance sheet data as of fiscal 2007, and the year ended February 3, 2007 (“fiscal 2006”) and January 28, 2006 (“fiscal 2005”) and the selected statements of operations data for fiscal years 2006 and 2005 have been derived from financial statements audited and not included herein. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The amounts specified below are for continuing operations only. Our former CCS business is treated as discontinued operations.

	Fiscal Year
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(1):
Net sales	$223,866	$215,620	$201,557	$191,546	$172,296
Gross profit	78,261	76,991	72,516	74,754	66,382
Selling, general and administrative expenses(2)	94,939	95,560	91,009	83,733	76,092
Impairment of long-lived assets	454	613	—	—	889
Other operating income	(1,265)	—	—	—	—
Total operating expenses	94,128	96,173	91,009	83,733	76,981
Operating loss	(15,867)	(19,182)	(18,493)	(8,979)	(10,599)
Interest (expense) income, net	(235)	(309)	(5)	205	(799)
Loss from continuing operations	(10,440)	(12,617)	(12,334)	(5,561)	(7,531)
Income (loss) from discontinued operations, including gain on sale, net of income taxes	16	29,776	9,999	11,315	(4,483)
(Loss) income before cumulative effect of change in accounting principle	(10,424)	17,159	(2,335)	5,754	(12,014)
Cumulative effect of change in accounting principle	—	—	—	—	1,702
Net (loss) income	$(10,424)	$17,159	$(2,335)	$5,754	$(10,312)
Basic and diluted net (loss) income per share of common stock:
Loss from continuing operations	$(0.34)	$(0.41)	$(0.40)	$(0.20)	$(0.03)
Income (loss) from discontinued operations, net of taxes	—	0.96	0.32	0.41	(0.48)
Cumulative effect of change in accounting principle	—	—	—	—	0.07
Net (loss) income attributable to common stockholders per share	$(0.34)	$0.55	$(0.08)	$0.21	$(0.44)
WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,038,999	30,942,877	30,834,884	27,545,738	23,379,602

	Fiscal Year
	2009	2008	2007	2006	2005
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	$41,646	$92,512	$11,399	$28,874	$2,523
Working capital	$40,326	$59,035	$12,388	$24,961	$5,548
Total assets	$169,391	$204,801	$160,531	$153,505	$111,410
Long-term debt	$—	$—	$2,212	$2,406	$2,574
Total stockholders’ equity	$105,813	$115,329	$97,175	$97,867	$67,529
RETAIL STORE OPERATING DATA:
Total retail store revenues (in thousands)	$118,484	$113,063	$98,069	$84,094	$68,700
Comparable store sales (decrease) increase(3)	(5.9%)	2.8%	4.1%	(2.0%)	3.7%
Net sales per store (in thousands)	$1,140	$1,200	$1,250	$1,220	$1,200
Sales per gross square foot	$301	$317	$331	$330	$325
Average square footage per store	3,828	3,815	3,803	3,773	3,701
Number of stores	109	97	86	74	59
Total square footage (in thousands)	417.3	370.1	327.1	279.2	218.3
Percent increase in total square footage	12.8%	13.2%	17.2%	27.9%	8.9%
DIRECT MARKETING OPERATING DATA (in thousands):
Total direct marketing revenues	$105,382	$102,557	$103,488	$107,452	$103,584
Number of catalogs circulated	46,059	46,465	50,488	54,313	53,577

(1)	See note 3 to the consolidated financial statements for a description of the effect of the discontinued business that has been eliminated from continuing operations. See note 16 to the consolidated financial statements for financial data by reportable segment.
(2)	In fiscal 2006, the Company adopted ASC 718-10, Compensation—Stock Compensation, and recorded stock-based compensation expense of approximately $1.1 million for fiscal 2006 related to employee stock options which were included in selling, general and administrative expenses. In fiscal 2009, 2008 and 2007, the Company recorded stock-based compensation expense of $0.9 million, $1.0 million and $1.1 million, respectively. Fiscal 2005 has not been restated to reflect, and does not include, the impact of ASC 718-10.
(3)	Comparable store sales also include outlet stores for fiscal 2005. Excluding outlet stores, comparable sales increased 4.6% in fiscal 2005. The calculation for fiscal 2009, 2008, 2007, and 2006 includes all stores open for fifteen full months and whose square footage has not been expanded or reduced by more than 25%. The calculation for fiscal 2005 includes all stores open at least 56 weeks and whose square footage has not been expanded or reduced by more than 25%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary and Overview

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel, and accessories, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s specialty retail stores are designed to appeal directly to consumers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of retail stores.

Our strategy is to improve upon our strong competitive position as a direct marketing company; to expand and develop our dELiA*s specialty retail stores; and to carry out such strategy while controlling costs.

We expect that growth in our retail stores business, which represented 52.9% of our total net sales in fiscal 2009, will be the key element of our overall growth strategy. Our current expectation is to grow our retail store net square footage by approximately 6% in fiscal 2010 and approximately 5-10% annually thereafter. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350–400 stores. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

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

•	leveraging our current expense infrastructure and taking additional operating costs out of the business;

•	increasing retail store net square footage by approximately 6% in fiscal 2010 and by approximately 5-10% annually thereafter; and

•	monitoring and opportunistically closing underperforming stores.

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

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for fifteen full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within the past year. If a store is closed during a fiscal quarter, it is removed from the computation of comparable store sales for that fiscal quarter.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 were all 52-week fiscal years.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2009	2008	2007
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	65.0%	64.3%	64.0%

Gross profit	35.0%	35.7%	36.0%

Operating expenses:
Selling, general and administrative expenses	42.4%	44.3%	45.2%
Impairment of long-lived assets	0.2%	0.3%	0.0%
Other operating income	(0.5%)	0.0%	0.0%

Total operating expenses	42.1%	44.6%	45.2%

Operating loss	(7.1%)	(8.9%)	(9.2%)
Interest expense, net	(0.1%)	(0.1%)	—

Loss from continuing operations before provision for income taxes	(7.2%)	(9.0%)	(9.2%)
Benefit for income taxes	(2.5%)	(3.2%)	(3.1%)

Loss from continuing operations	(4.7%)	(5.8%)	(6.1%)
Income from discontinued operations, net of income taxes	0.0%	13.8%	4.9%

Net (loss) income	(4.7%)	8.0%	(1.2%)

Fiscal 2009 Compared with Fiscal 2008 (52 weeks vs. 52 weeks)

Revenues

Total Revenues

Total revenues increased 3.8% to $223.9 million in fiscal 2009 from $215.6 million in fiscal 2008. Revenue increases in the retail segment were driven primarily through new store sales offset by a comparable store sales decrease of 5.9%. Revenue from the retail segment comprised 52.9% of total revenue for fiscal 2009 as compared to 52.4% in fiscal 2008, and revenue from the direct segment comprised 47.1% of total revenue for fiscal 2009 as compared to 47.6% for fiscal 2008.

Direct Marketing Revenues

Direct marketing revenues increased 2.8% to $105.4 million in fiscal 2009 from $102.6 million in fiscal 2008. In the direct segment, increases in the Alloy brand were partially offset by a year-over-year reduction in the dELiA*s brand.

Retail Store Revenues

Retail store revenues increased 4.8% to $118.5 million in fiscal 2009 from $113.1 million in fiscal 2008. The increase in revenue was driven by the twelve new stores (net of relocations and remodels) opened in fiscal 2009 and the full year impact of the eleven stores (net of relocations and remodels) opened in fiscal 2008. This was offset by a comparable store sales decrease of 5.9% for the year.

The following table sets forth select operating data in connection with the revenues of our Company:

	For Fiscal Years Ended
	2009		2008
Channel Net Sales (in thousands):
Retail	$118,484		$113,063
Direct:
Catalog	17,870		19,004
Internet	87,512		83,553

	105,382		102,557

	$223,866		$215,620

Internet %	83%		81%

Catalogs Mailed (in thousands)	46,059		46,465

Number of Stores:
Beginning of Period	97		86
Stores Opened*	15	*	13	**
Stores Closed*	3	*	2	**

End of Period	109		97

Total Gross Sq. Ft @ End of Period (in thousands)	417.3		370.1

*	Totals include one store that was closed, remodeled and reopened during fiscal 2009, and two stores that were closed and relocated to alternative sites in the same malls during fiscal 2009.
**	Totals include two stores that were closed and relocated to alternative sites in the same malls during fiscal 2008.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2009 was $78.3 million or 35.0% of revenues, as compared to $77.0 million, or 35.7% of revenues in fiscal 2008. New store revenues increased gross profit dollars. The decline in gross profit percentage, however, was principally due to deleveraging of occupancy costs as a result of negative comparable store sales.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2009 was $47.2 million or 44.8% of revenues, as compared to $48.2 million, or 47.0% of revenues in fiscal 2008. The decrease in gross profit percentage was attributable to increased clearance versus full price sales and increased promotional activity in order to drive response rates.

Retail Store Gross Profit

Retail store gross profit for fiscal 2009 was $31.1 million or 26.2% of revenues, as compared to $28.7 million, or 25.4% of revenues in fiscal 2008. The increase in gross profit percentage was primarily due to higher merchandise margins offset, in part, by deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative (“SG&A”) expenses decreased to 42.4% in fiscal 2009 from 44.3% in fiscal 2008. This decrease was driven by reduced overhead costs offset by the deleveraging of selling and depreciation expense. In total dollars, SG&A expenses decreased 0.6% to $94.9 million in fiscal 2009 from $95.6 million in fiscal 2008.

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, SG&A expenses decreased to 46.2% in fiscal 2009 from 48.5% in fiscal 2008. In total, direct marketing SG&A expenses decreased in dollars to $48.6 million in fiscal 2009 from $49.7 million in fiscal 2008. The improvement in SG&A expenses as a percentage of sales reflects the leveraging of reductions in overhead costs.

Retail Store Selling, General and Administrative.

As a percentage of revenues, SG&A expenses decreased to 39.1% in fiscal 2009 from 40.5% in fiscal 2008. In dollars, retail store SG&A expenses increased 1.1% to $46.3 million in fiscal 2009 from $45.8 million in fiscal 2008. The improvement in SG&A expenses as a percentage of sales reflects the leveraging of reduced overhead costs, partially offset by the additional costs related to the increased store count.

Other Operating Income

Total Other Operating Income

Other operating income for fiscal 2009 was $1.3 million which represents initial gift card breakage income.

Loss from Continuing Operations

Total Loss from Continuing Operations.

Our total loss from continuing operations before interest expense and income taxes was $15.9 million in fiscal 2009 as compared to a loss of $19.2 million in fiscal 2008.

(Loss) income from Direct Marketing Operations.

Direct marketing loss from operations was $0.9 million in fiscal 2009 as compared to a loss of $1.5 million in fiscal 2008. The loss was attributable to the sales decrease, as well as a decrease in gross profit percentage offset by reduced overhead costs and other operating income.

Loss from Retail Store Operations.

Our loss from retail store operations was $15.0 million in fiscal 2009, as compared to $17.7 million in fiscal 2008. This reduction was primarily driven by higher merchandise margins, reduced overhead costs and other operating income offset by a negative comparable store sales performance.

Interest Expense, net

We recognized net interest expense of $235,000 and $309,000 in fiscal 2009 and fiscal 2008, respectively. Interest expense was related to costs from our credit facilities with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility. Interest income was earned from cash balances in money market accounts.

Income Tax Benefit

We recorded an income tax benefit of $5.7 million in fiscal 2009, compared with a benefit of $6.9 million in fiscal 2008. This decrease in tax benefit was primarily a result of the decreased loss from continuing operations for fiscal 2009. The effective tax rate for fiscal 2009 and 2008 was 35%.

Income from discontinued operations

During the fourth quarter of fiscal 2008, we sold our CCS business for aggregate cash consideration of $103.2 million, resulting in a pre-tax gain of $49.4 million. The results of the CCS business have been classified as discontinued operations in all periods presented. Income from discontinued operations, including the gain from the sale of CCS, net of income taxes, was $29.8 million for fiscal 2008.

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

Direct Marketing Revenues

Direct marketing revenues decreased 1.0% to $102.6 million in fiscal 2008 from $103.5 million in fiscal 2007. In the direct segment, increases in the dELiA*s brand were partially offset by a year-over-year reduction in the Alloy brand.

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

Gross Profit

Total Gross Profit

Gross profit for fiscal 2008 was $77.0 million or 35.7% of revenues, as compared to $72.5 million, or 36.0% of revenues in fiscal 2007. New store revenues increased gross profit dollars. The decline in gross profit percentage, however, was principally due to a higher percentage of total sales coming from the retail segment which has lower margins.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2008 was $48.2 million or 47.0% of revenues, as compared to $49.3 million, or 47.7% of revenues in fiscal 2007. The decrease in gross profit percentage was attributable to an increase in buying, distribution, and outbound freight costs.

Retail Store Gross Profit

Retail store gross profit for fiscal 2008 was $28.7 million or 25.4% of revenues, as compared to $23.2 million, or 23.7% of revenues in fiscal 2007. The increase in gross profit percentage was primarily due to higher merchandise margins and lower inventory obsolescence due to improved inventory management.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative expenses decreased to 44.3% in fiscal 2008 from 45.2% in fiscal 2007. This decrease was driven by the leveraging of store selling and overhead expenses on higher sales. In total dollars, selling, general and administrative expenses increased 5.0% to $95.6 million in fiscal 2008 from $91.0 million in fiscal 2007. The increase was the result of store operating expenses and depreciation associated with a net increase of twenty-three stores since the beginning of fiscal 2007.

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses increased to 48.5% in fiscal 2008 from 47.4% in fiscal 2007. This deleverage was primarily caused by the 1% decrease in sales in fiscal 2008. In total, direct marketing selling, general and administrative expenses increased in dollars to $49.7 million in fiscal 2008 from $49.0 million in fiscal 2007. Fiscal 2007 benefitted from a reversal of an accrual of $0.5 million related to the settlement of various legal matters.

Retail Store Selling, General and Administrative.

As a percentage of revenues, selling, general and administrative expenses decreased to 40.5% in fiscal 2008 from 42.8% in fiscal 2007. This decrease was primarily driven by the leveraging of store selling and overhead costs on higher sales volume. In dollars, retail store selling, general and administrative expenses increased 9.2% to $45.8 million in fiscal 2008 from $42.0 million in fiscal 2007. The increase was primarily due to higher depreciation and amortization expense, and increased store operation costs due to the increase in our number of stores.

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

Interest Expense, net

We recognized net interest expense of $309,000 and $5,000 in fiscal 2008 and fiscal 2007, respectively. Interest expense was related to borrowings under our credit facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania facility. Interest income was earned from cash balances in money market accounts provided primarily from the proceeds of the sale of our CCS business in fiscal 2008.

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

Liquidity and Capital Resources

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

In addition, the current financial crisis and general economic conditions, and the resulting decline in discretionary spending, the availability of consumer credit and consumer confidence may adversely impact our liquidity and capital resources. Continuing turmoil in worldwide financial and credit markets, accompanied by recessionary domestic and foreign economies, high unemployment rates, increases in fuel, energy and other costs, conditions in the residential real estate and mortgage markets, reductions in available disposable income and access to consumer credit, as well as a lack of consumer confidence in the United States’ economy, among other factors, have all adversely affected consumer spending behavior. As a retailer, our businesses are sensitive to consumer spending patterns and preferences. During fiscal 2009, our revenues, gross margins and losses from continuing operations have been impacted, as consumer purchases of discretionary items and retail products have weakened and may continue to decline as a result of the factors noted above. Our ability to achieve our goals noted above, including increased revenues and gross margins, profitable operations and positive cash flows, is dependent, among other things, on an improvement in economic conditions and consumer spending.

On November 5, 2008, the Company completed the sale of its CCS business. The Company received gross proceeds of $103.2 million ($95.2 net of transaction costs) for the sale of the CCS assets and assumption of certain related liabilities. The transaction significantly strengthened the Company’s balance sheet and recapitalized the Company.

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to a Second Amended and Restated Loan and Security Agreement (the “Restated Credit Facility”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) which expired by its terms on June 26, 2009. The Restated Credit Facility was a secured revolving credit facility that the Company could draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million.

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

Upon the expiration of the Restated Credit Facility on June 26, 2009, the Company entered into a letter of credit agreement (“Letter of Credit Agreement”) with Wells Fargo.

The Letter of Credit Agreement, which has a maturity date of June 26, 2011, provides for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords, insurance providers and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15,000,000 or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15,750,000. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, have been pledged as collateral for these obligations.

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

On January 28, 2010, the Company entered into a First Amendment to Letter of Credit Agreement (the “First Amendment”) with Wells Fargo. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral is now only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended.

As of January 30, 2010, there were approximately $7.2 million of outstanding letters of credit under the Letter of Credit Agreement, and cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $7.5 million which is shown as restricted cash in noncurrent assets on the accompanying consolidated balance sheet.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 43% of our merchandise payables are factored. The credit extended by these factors is enhanced by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduce the amount available to us under our Letter of Credit Agreement.

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

Our liquidity was enhanced by the sale of our CCS business for cash. We expect our current cash balance (inclusive of the net proceeds from the sale of CCS), cash flow from operations and availability under our Letter of Credit Agreement will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the end of our current fiscal year. However, if we decide to accelerate growth of our retail operations beyond the ranges in our present retail strategy, or if cash balances and cash flow from operations are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it (particularly in light of a substantial contraction generally in the availability of financing due to the current financial crisis and the continuing difficult economic conditions noted above) or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash used in operating activities was $36.1 million for fiscal 2009 compared to cash provided of $19.4 million in fiscal 2008 and $3.2 million in fiscal 2007. Cash used in operating activities in fiscal 2009 was primarily for the payment of income taxes and the establishment of a restricted cash account as collateral for the Letter of Credit Agreement.

Net cash used in investing activities was $12.6 million in fiscal 2009, $12.2 million in fiscal 2008, and $19.6 million in fiscal 2007. The $12.6 million used in fiscal 2009 was due primarily to capital expenditures associated with the construction of our new retail stores. During fiscal 2010, we expect capital expenditures to be approximately $6.5 million.

Net cash used in financing activities was $2.2 million in fiscal 2009 compared to $0.2 million in fiscal 2008, and cash provided of $0.6 million in fiscal 2007. Cash used in financing activities in fiscal 2009 and fiscal 2008 related to payments on the mortgage note payable. Cash provided by financing activities in fiscal 2007 was primarily related to proceeds from the exercise of stock options.

Contractual Obligations

The following table presents our significant contractual obligations as of January 30, 2010:

		Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations(1)	$121,477	$17,053	$32,566	$29,991	$41,867
Purchase Obligations(2)	32,105	31,105	1,000	—	—
Future Severance-Related Payments(3)	2,938	2,938	—	—	—

Total	$156,520	$51,096	$33,566	$29,991	$41,867

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments primarily consist of severance agreements with existing employees.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term noncancelable capital lease commitments for equipment.

Critical Accounting Estimates

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

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that we determined redemption to be remote, we reversed our liability, and recorded an initial gift card breakage income of $1.3 million in the fourth quarter of fiscal 2009.

Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed.

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets. Deferred catalog costs as of January 30, 2010 and January 31, 2009 were approximately $2.4 million and $2.8 million, respectively.

Catalog costs expensed for fiscal 2009, 2008, and 2007 were approximately $24.7 million, $24.6 million, and $24.3 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of ASC-350-10, Intangibles-Goodwill and Other, which requires testing for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company last performed an annual impairment test as of January 30, 2010.

Determining the fair value of our direct marketing reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of that reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of our indefinite-lived intangible assets, primarily trademarks. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

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

Considerable management judgment is necessary to estimate the fair value of our direct marketing reporting unit and indefinite-lived intangible assets which may be impacted by future actions taken by us or our competitors and the economic environment in which we operate. These estimates affect the balance of goodwill as well as intangible assets on our consolidated balance sheets and operating expenses on our consolidated statements of operations.

Results from the Company’s annual goodwill impairment test performed as of January 30, 2010 concluded that its goodwill and indefinite-lived intangible assets were not impaired.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under impairment of long-lived assets.

We measure fair value by discounting estimated future cash flows using an appropriate discount rate. Considerable judgment by us is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

In fiscal 2009 and 2008, we recorded impairment charges of approximately $454,000 and $613,000, respectively, related to under-performing stores (see Note 5).

Income taxes

Income taxes are calculated in accordance with ASC 740-10, Income Taxes, which require the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

On February 4, 2007, the Company adopted amendments to ASC 740-10 which clarified the accounting for uncertainty in income taxes recognized in the financial statements. These amendments prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of these amendments to ASC 740-10, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2006 onward. The Company is currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 amends ASC 855-10, Subsequent Events, by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The Company adopted ASU 2010-09 immediately upon its issuance in February 2010, and its provisions are reflected in the consolidated financial statements for fiscal 2009. In accordance with this topic, the Company evaluates subsequent events through the date its financial statements are issued. Except for the removal of the date, the adoption of ASU 2010-09 did not have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

In May 2009, the FASB issued amendments to ASC 855-10, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments to ASC 855-10 introduce the concept of financial statements being available to be issued, and required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the amendments to ASC 855-10 during the second quarter of fiscal 2009, but the Company’s adoption of ASU 2010-09, discussed above, eliminated any impact that these amendments to ASC 855-10 had on the Company’s consolidated financial statements.

In April 2009, the FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provide guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. These amendments to ASC 820-10 include guidance on identifying circumstances that indicate when a transaction is not orderly, and are effective for interim reporting periods ending after June 15, 2009. These amendments to ASC 820-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted these amendments to ASC 820-10 during the second quarter of fiscal 2009 and the adoption did not have a material impact on our consolidated financial statements.

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

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The Company will apply ASC 805 prospectively to any business combinations completed after February 1, 2009.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of January 30, 2010, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, financial statement schedule and Notes to the consolidated financial statements of dELiA*s, Inc. and subsidiaries are annexed to and made part of this Annual Report on Form 10-K as pages F-1 through F-32. An index of such materials appears on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of January 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 30, 2010 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010. Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 30, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York:

We have audited dELiA*s, Inc. (the “Company”) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, dELiA*s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of dELiA*s, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010 and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY

April 15, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information with respect to our executive officers set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” the response to this item is incorporated by reference from the discussion responsive thereto under the captions “CORPORATE GOVERNANCE AND INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS”— “The Board of Directors,”—“Corporate Governance and Nominating Committee, “ Codes of Business Conduct and Ethics” and “Information About Directors and Executive Officers,” and “OTHER MATTERS”—in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year ended January 30, 2010.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “EXECUTIVE COMPENSATION” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 30, 2010, except that the section in the definitive proxy statement entitled “EXECUTIVE COMPENSATION”— “Compensation Committee Report” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “INFORMATION ABOUT DELIA*S SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION”— “Equity Compensation Plan Information” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “CORPORATE GOVERNANCE AND INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS”— “The Board of Directors” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 30, 2010.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Audit Fees,” Policy of Audit Committee on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Percentage of Audit Services Pre-Approved” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

(1)	Consolidated Financial Statements.

The financial statements required by this item are set forth on pages F-1 through F-31 of this Annual Report on Form 10-K, and are incorporated by reference herein.

(2)	Financial Statement Schedule.

The schedule required by this item is set forth on page F-32 of this Annual Report on Form 10-K, and is incorporated by reference herein.

(3)	Exhibits.

The exhibit list required by this item is set forth under the caption “Exhibit Index” in this Annual Report on Form 10-K, and is incorporated by reference herein.

dELiA*s, Inc. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. and Subsidiaries (the “Company”) as of January 30, 2010, and January 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s, Inc. and Subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of dELiA*s, Inc. internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY

April 15, 2010

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	January 30, 2010	January 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,646	$92,512
Inventories, net	33,702	33,942
Prepaid catalog costs	2,354	2,759
Deferred income taxes	1,138	2,000
Other current assets	12,954	5,481

TOTAL CURRENT ASSETS	91,794	136,694
PROPERTY AND EQUIPMENT, NET	55,342	53,164
GOODWILL	12,073	12,073
INTANGIBLE ASSETS, NET	2,419	2,440
RESTRICTED CASH	7,540	—
OTHER ASSETS	223	430

TOTAL ASSETS	$169,391	$204,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,562	$21,389
Current portion of mortgage note payable	—	2,205
Accrued expenses and other current liabilities	26,173	28,822
Income taxes payable	733	25,243

TOTAL CURRENT LIABILITIES	51,468	77,659
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	12,110	11,813

TOTAL LIABILITIES	63,578	89,472

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value; 25,000,000 shares authorized, none issued	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 31,309,216 and 31,199,889 shares issued and outstanding, respectively	31	31
Additional paid-in capital	98,636	97,728
Retained earnings	7,146	17,570

TOTAL STOCKHOLDERS’ EQUITY	105,813	115,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,391	$204,801

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
NET REVENUES	$223,866	$215,620	$201,557
Cost of goods sold	145,605	138,629	129,041

GROSS PROFIT	78,261	76,991	72,516

Selling, general and administrative expenses	94,939	95,560	91,009
Impairment of long-lived assets	454	613	—
Other operating income	(1,265)	—	—

OPERATING LOSS	(15,867)	(19,182)	(18,493)
Interest expense, net	(235)	(309)	(5)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,102)	(19,491)	(18,498)
Benefit for income taxes	(5,662)	(6,874)	(6,164)

LOSS FROM CONTINUING OPERATIONS	(10,440)	(12,617)	(12,334)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	16	29,776	9,999

NET (LOSS) INCOME	$(10,424)	$17,159	$(2,335)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.34)	$(0.41)	$(0.40)
INCOME FROM DISCONTINUED OPERATIONS	$0.00	$0.96	$0.32

NET (LOSS) INCOME	$(0.34)	$0.55	$(0.08)

WEIGHTED AVERAGE BASIC & DILUTED COMMON SHARES OUTSTANDING	31,038,999	30,942,877	30,834,884

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Value
Balance February 3, 2007	30,745,497	$30	$94,975	$2,862	$97,867

Cumulative effect of the implementation of ASC 740-10	—	—	—	(116)	(116)
Shares issued pursuant to exercise of stock options	104,000	1	696	—	697
Issuance of restricted stock	176,976	—	—	—	—
Stock-based compensation	—	—	1,062	—	1,062
Net loss	—	—	—	(2,335)	(2,335)

Balance February 2, 2008	31,026,473	31	96,733	411	97,175

Issuance of restricted stock	90,908	—	—	—	—
Shares issued pursuant to convertible debentures	82,508	—	—	—	—
Stock-based compensation	—	—	995	—	995
Net income	—	—	—	17,159	17,159

Balance January 31, 2009	31,199,889	31	97,728	17,570	115,329

Issuance of restricted stock	106,952	—	—	—	—
Shares issued pursuant to exercise of stock options	2,375	—	4	—	4
Stock-based compensation	—	—	904	—	904
Net loss	—	—	—	(10,424)	(10,424)

Balance January 30, 2010	31,309,216	$31	$98,636	$7,146	$105,813

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,424)	$17,159	$(2,335)
Income from discontinued operations	16	29,776	9,999

Loss from continuing operations	(10,440)	(12,617)	(12,334)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	10,093	8,794	7,586
Deferred income taxes	1,181	(2,319)	—
Stock-based compensation	904	995	1,062
Impairment of long-lived assets	454	613	—
Changes in operating assets and liabilities:
Inventories	240	(6,519)	(4,510)
Prepaid catalog costs and other assets	(7,180)	2,234	(746)
Restricted cash	(7,540)	—	—
Income taxes payable	(24,510)	24,665	(72)
Accounts payable, accrued expenses and other liabilities	688	3,556	12,189

Total adjustments	(25,670)	32,019	15,509

Net cash (used in) provided by operating activities of continuing operations	(36,110)	19,402	3,175
Net cash provided by (used in) operating activities of discontinued operations	16	(21,126)	(1,649)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(36,094)	(1,724)	1,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,571)	(12,158)	(19,558)

Net cash used in investing activities of continuing operations	(12,571)	(12,158)	(19,558)
Net cash provided by investing activities of discontinued operations	—	95,205	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,571)	83,047	(19,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	(2,205)	(210)	(130)
Proceeds from exercise of employee stock options	4	—	697
Payment of captalized lease obligation	—	—	(10)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,201)	(210)	557

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,866)	81,113	(17,475)
CASH AND CASH EQUIVALENTS, beginning of period	92,512	11,399	28,874

CASH AND CASH EQUIVALENTS, end of period	$41,646	$92,512	$11,399

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$250	$1,146	$512

Cash paid during the period for taxes	$25,210	$394	$632

Capital expenditures incurred not yet paid	$906	$774	$2,339

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these Notes to Consolidated Financial Statements, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, and when we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

1. Business and Basis of Presentation

Business

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and the e-commerce webpages, we sell many name brand products along with our own proprietary brand products in key spending categories directly to consumers, including apparel and accessories. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31st, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the 52-week fiscal year ended January 30, 2010 as “fiscal 2009”, to the 52-week fiscal year ended January 31, 2009 as “fiscal 2008”, and to the 52-week fiscal year ended February 2, 2008 as “fiscal 2007”.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation. The effect of these reclassifications is not material.

Basis of Presentation

The accompanying consolidated financial statements include the historical financial statements of and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows. All financial results in these Notes to Consolidated Financial Statements are for continuing operations only unless otherwise stated.

2. Summary of Significant Accounting Policies

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected lives, and expected volatility assumptions used for stock-based compensation expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrant.

Concentration of Risk

We collect payment for all merchandise, perform credit card authorizations and check verifications for all customers prior to shipment or delivery. Our cash equivalents include amounts derived from credit card purchases from customers and are typically settled within two to four days. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk.

Fair Value of Financial Instruments

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value. Our non-financial assets, which include property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at January 31, 2009 approximated fair value as this debt had a variable interest rate that fluctuated with the market rate (see note 10 to our financial statements). There was no mortgage note payable at January 30, 2010.

Self Insurance

The Company uses a combination of insurance and self-insurance for certain losses related to its employee medical plan. Costs for self-insurance claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relevant data. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation from historical trends in claims incurred but not paid could cause actual expense to differ from the accrued liability.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Highly liquid investments, which primarily consist of money market funds, are recorded at cost, which approximates fair value. Credit card receivable balances included in cash and cash equivalents as of January 30, 2010 and January 31, 2009 were approximately $635,000 and $643,000, respectively.

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

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of January 30, 2010 and January 31, 2009 were approximately $2.4 million and $2.8 million, respectively. Catalog costs expensed for fiscal 2009, fiscal 2008 and fiscal 2007 were approximately $24.7 million, $24.6 million, and $24.3 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of Computer Software Developed or Obtained for Internal Use

As required by ASC 350-40, Internal-Use Software, the Company capitalizes costs related to internally developed software. Only costs incurred during the development stages, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of ASC-350-10, Intangibles-Goodwill and Other, which requires testing for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company last performed an annual impairment test as of January 30, 2010.

Determining the fair value of our direct marketing reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of that reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of our indefinite-lived intangible assets, primarily trademarks. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

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

Considerable management judgment is necessary to estimate the fair value of our direct marketing reporting unit and indefinite-lived intangible assets which may be impacted by future actions taken by us or our competitors and the economic environment in which we operate. These estimates affect the balance of goodwill as well as intangible assets on our consolidated balance sheets and operating expenses on our consolidated statements of operations.

Results from the Company’s annual goodwill impairment test performed as of January 30, 2010 concluded that its goodwill and indefinite-lived intangible assets were not impaired.

Impairment of Long-Lived and Intangible Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under impairment of long-lived assets.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We measure fair value by discounting estimated future cash flows using an appropriate discount rate. Considerable judgment by us is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows and the discount rate selected to measure the risks inherent in future cash flows.

In fiscal 2009 and 2008, we recorded impairment charges of approximately $454,000 and $613,000, respectively, related to under-performing stores (see Note 5).

Sales and Use Tax

In accordance with ASC 605-40, Revenue Recognition, the Company records sales tax charged on merchandise sales on a net basis (excluded from revenue).

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

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that we determined redemption to be remote, we reversed our liability, and recorded an initial gift card breakage income of $1.3 million in the fourth quarter of fiscal 2009, which amount was recorded as other operating income.

While the Company will continue to honor all gift certificates and gift cards presented for payment, management reviews unclaimed property laws to determine gift certificate and gift card balances required for escheatment to the appropriate government agency.

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web-pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a transaction related to the Spinoff (see note 14 to our financial statements). In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc., as amended. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $517,000, $666,000, and $988,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation

The Company accounts for stock-based awards in accordance with ASC 718-10, Compensation-Stock Compensation, which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Interest (Expense) Income, Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and held in money market accounts. Interest income for fiscal 2009, fiscal 2008, and fiscal 2007 was $233,000, $450,000, and $508,000, respectively. Interest expense primarily relates to the credit facilities with Wells Fargo and the mortgage note payable (which was paid off in September 2009). Interest expense for the fiscal 2009, fiscal 2008, and fiscal 2007 was $468,000, $759,000, and $513,000, respectively.

(Loss)Income Per Share

Net (loss) income per share is computed in accordance with ASC 260-10, Earnings Per Share. Basic (loss) income per share is computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, warrants, restricted shares and convertible debentures. The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Loss) income per share calculations for each quarter include the appropriate weighted average effect for the quarter; therefore, the sum of quarterly (loss) income per share amounts may not equal year-to-date (loss) income per share amounts, which reflect the weighted average effect on a year-to-date basis.

	For The Fiscal Years Ended
	2009	2008	2007
	(in thousands)
Weighted average common shares outstanding—basic	31,039	30,943	30,835
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	—	—	—
Convertible Debentures	—	—	—

Weighted average common and common equivalent shares outstanding—fully diluted	31,039	30,943	30,835

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, is detailed in the following table:

	For The Fiscal Years Ended
	2009	2008	2007
	(in thousands)
Options, warrants and restricted shares	7,255	7,232	7,015
Conversion of 5.375% Convertible Debentures	1	42	83

Total	7,256	7,274	7,098

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

Income Taxes

Income taxes are calculated in accordance with ASC 740-10, Income Taxes, which require the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

On February 4, 2007, the Company adopted amendments to ASC 740-10 which clarified the accounting for uncertainty in income taxes recognized in the financial statements. These amendments prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of these amendments to ASC 740-10, effective February 4, 2007, resulted in a decrease to stockholders’ equity of approximately $116,000.

The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 amends ASC 855-10, Subsequent Events, by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The Company adopted ASU 2010-09 immediately upon its issuance in February 2010, and its provisions are reflected in the consolidated financial statements for fiscal 2009. In accordance with this topic, the Company evaluates subsequent events through the date its financial statements are issued. Except for the removal of the date, the adoption of ASU 2010-09 did not have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2009, the FASB issued amendments to ASC 855-10, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments to ASC 855-10 introduce the concept of financial statements being available to be issued, and required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the amendments to ASC 855-10 during the second quarter of fiscal 2009, but the Company’s adoption of ASU 2010-09, discussed above, eliminated any impact that these amendments to ASC 855-10 had on the Company’s consolidated financial statements.

In April 2009, the FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provide guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. These amendments to ASC 820-10 include guidance on identifying circumstances that indicate when a transaction is not orderly, and are effective for interim reporting periods ending after June 15, 2009. These amendments to ASC 820-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted these amendments to ASC 820-10 during the second quarter of fiscal 2009 and the adoption did not have a material impact on our consolidated financial statements.

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

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The Company will apply ASC 805 prospectively to any business combinations completed after February 1, 2009.

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

3. Discontinued Operations

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the results of the CCS business have been reported as discontinued operations for fiscal 2009, fiscal 2008, and fiscal 2007. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS. Also, as part of the transaction, dELiA*s, Inc. provided certain transition services to Foot Locker.

The Company recorded a pre-tax gain of $49.4 million as a result of the sale of CCS. The gain reflected, in part, the allocation of $28.1 million of nondeductible goodwill to the CCS business.

Income from discontinued operations, net of taxes was $16,000, $29.8 million, and $10.0 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued operations were comprised of:

	For the Fiscal Years Ended
	2009	2008	2007
	(in thousands)
Net revenues	$—	$50,725	$72,701
Cost of sales	—	27,891	39,899

Gross profit	—	22,834	32,802
Selling, general and administrative expenses	(25)	11,158	16,426
Professional fees associated with sale of CCS	—	1,865	—

Total operating (income) expenses	(25)	13,023	16,426

Operating income	25	9,811	16,376
Gain on sale	—	49,417	—

Income before taxes	25	59,228	16,376
Provision for income taxes	9	29,452	6,377

Net income from discontinued operations	$16	$29,776	$9,999

4. Other Current Assets

Other current assets consisted of the following:

	Fiscal Year
	2009	2008
	(in thousands)
Income taxes receivable	$7,235	$—
Other current assets	5,719	5,481

	$12,954	$5,481

5. Property and Equipment, net

Property and equipment (net) consisted of the following:

	January 30, 2010	January 31, 2009
	(in thousands)
Construction in progress	$1,760	$1,403
Computer equipment	10,057	7,885
Machinery and equipment	125	125
Office furniture and store fixtures	19,086	16,096
Leasehold improvements	50,371	43,187
Building	7,559	7,559
Land	500	500

	89,458	76,755
Less: accumulated depreciation and amortization	(34,116)	(23,591)

	$55,342	$53,164

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $10.1 million, $8.7 million, and $7.5 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. In August 2008, approximately $2.2 million of fully depreciated assets no longer in use were written off.

Based upon our impairment analysis of long-lived assets during fiscal 2009 and 2008, we recognized impairment charges of approximately $454,000 and $613,000, respectively, related to under-performing stores.

With regard to costs required to complete new stores where build-out had already begun as of January 30, 2010, such amount is expected to be approximately $0.3 million.

6. Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

		January 30, 2010			January 31, 2009
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)				(In thousands)
Amortizable intangible assets:
Mailing lists	6	$78	$78	$—	$78	$76	$2
Noncompetition agreements	5	390	390	—	390	390	—
Websites	3	689	689	—	689	689	—
Leasehold interests	6	190	190	—	190	171	19

		$1,347	$1,347	$—	$1,347	$1,326	$21
Non-amortizable intangible assets:
Trademarks		2,419	—	2,419	2,419	—	2,419

		$3,766	$1,347	$2,419	$3,766	$1,326	$2,440

Goodwill		$12,073	$—	$12,073	$12,073	$—	$12,073

Amortization expense for fiscal 2009, fiscal 2008, and fiscal 2007 was $21,000, $77,000, and $93,000, respectively. As of January 30, 2010, the amortizable intangibles have been fully amortized.

Refer to Note 2, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets and Impairment of Long Lived Intangible Assets”, for further details regarding our procedure for evaluating goodwill and other intangible assets for impairment.

7. Restructuring Charges

The following tables summarize our restructuring activities:

Type of Cost	Contractual Obligations
(in thousands)
Balance at February 3, 2007	$975
Payments and write-offs for fiscal 2007	(140)

Balance at February 2, 2008	835
Payments and write-offs for fiscal 2008	(835)

Balance at January 31, 2009	$—

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no restructuring accruals on our consolidated balance sheets as of January 30, 2010 and January 31, 2009. The final payment of $835,000 was made in September 2008.

8. Credit Facility

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to a Second Amended and Restated Loan and Security Agreement (the “Restated Credit Facility”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) which expired by its terms on June 26, 2009. The Restated Credit Facility was a secured revolving credit facility that the Company could draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million.

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

Upon the closing of the sale of CCS in November 2008, all outstanding borrowings were repaid. Thus as of January 31, 2009, there were no amounts outstanding under the Restated Credit Facility.

Upon the expiration of the Restated Credit Facility on June 26, 2009, the Company entered into a letter of credit agreement (“Letter of Credit Agreement”) with Wells Fargo.

The Letter of Credit Agreement, which has a maturity date of June 26, 2011, provides for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords, insurance providers and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15,000,000 or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15,750,000. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, have been pledged as collateral for these obligations.

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

On January 28, 2010, the Company entered into a First Amendment to Letter of Credit Agreement (the “First Amendment”) with Wells Fargo. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral is now only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended.

As of January 30, 2010, there were approximately $7.2 million of outstanding letters of credit under the Letter of Credit Agreement, and cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $7.5 million which is shown as restricted cash in noncurrent assets on the accompanying consolidated balance sheet.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year
	2009	2008
	(in thousands)
Accrued sales tax	$618	$906
Accrued payroll, bonus, taxes and withholdings	1,445	1,881
Accrued construction in progress	785	458
Accrued professional services	486	955
Credits due to customers	13,349	15,414
Allowance for sales returns	1,100	1,288
Other accrued expenses	8,390	7,920

	$26,173	$28,822

10. Long-Term Liabilities

Deferred Credits

Deferred credits consist of deferred rent and tenant allowances. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash tenant allowances and have reported these amounts as deferred rent which is amortized to rent expense over the term of the lease, also commencing with date of possession. Deferred rent as of January 30, 2010 and January 31, 2009 was $5.5 million and $4.6 million, respectively.

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

11. Stock-Based Compensation

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

The Company recorded stock-based compensation expense of $904,000, $1.0 million, and $1.1 million for fiscal 2009, 2008 and 2007, respectively, related to employee share based awards and such expense is included in selling, general and administrative expense in the statements of operations.

The per share weighted average fair value of stock options granted during fiscal 2009, fiscal 2008, and fiscal 2007 were $1.19, $0.96, and $3.20, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Fiscal Years Ended
	2009	2008	2007
Risk-free interest rates	2.90%	3.00%	4.38%
Expected lives	6.4 years	6.6 years	4.4 years
Expected volatility	65%	59%	50%
Expected dividend yields	—	—	—

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes transactions in dELiA*s, Inc. stock options during fiscal 2009:

	2009
	Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual (years)
Options outstanding as of January 31, 2009	6,137,356	$7.89
Options granted	464,500	1.94
Options exercised	(2,375)	1.74
Options cancelled or expired	(493,252)	13.29

Outstanding as of January 30, 2010	6,106,229	$7.01	5.53

Exercisable as of January 30, 2010	4,789,779	$8.24	4.68

The intrinsic value of stock options exercised during fiscal 2009 and fiscal 2008 was approximately $1,400 and $-0-, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable at January 30, 2010 were approximately $43,400 and $10,900, respectively.

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

A summary of the status of the Company’s non-vested shares as of January 31, 2009, and changes during the twelve month period ended January 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Shares at January 31, 2009	1,935,695	$1.77
Granted	464,500	1.19
Vested	(1,031,270)	2.59
Cancelled	(52,475)	1.71

Non-vested Shares at January 30, 2010	1,316,450	$1.45

As of January 30, 2010, there was approximately $610,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.5 years.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stockholders’ equity

Shares Reserved For Future Issuance

Stock options and restricted shares

Prior to the Spinoff, we issued options to purchase 2,150,000 shares of our common stock at an exercise price of $7.43 to certain senior management of the Company. These options vested over a four-year period.

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

Preferred Stock

We are authorized to issue, without stockholder approval, up to 25,000,000 shares of preferred stock, $0.01 par value per share, having rights senior to those of our common stock. As of December 7, 2005, we had authorized the issuance of 1,000,000 shares of series A junior participating preferred stock, none of which are outstanding as of January 30, 2010.

Warrants and Convertible Debentures

Prior to the Spinoff, Alloy, Inc. had warrants outstanding for the purchase of 1,326,309 shares in the aggregate of Alloy, Inc. common stock that were issued to certain purchasers of (i) Alloy, Inc. common stock in a

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such Warrants otherwise were exercisable and one-half that number of shares, or 663,155 shares of our common stock, none of which have been issued. We have agreed with Alloy, Inc. that we will issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants were unaffected by the Spinoff.

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that as a result of the relative market values of our and Alloy, Inc. common stock following the Spinoff, we would issue shares of our common stock on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As a result of current market conditions, the combined share values of our common stock and Alloy, Inc.’s common stock have exceeded the conversion price of the Debentures. As of January 30, 2010, 4,136,441 shares of dELiA*s, Inc. common stock had been issued in connection with the Debentures. There are Debentures that are convertible into an additional 873 shares of our common stock that remain outstanding as of January 30, 2010. When these conversions occur, they will be recorded as a component of stockholders’ equity and would not have an impact on the statement of operations.

Restricted Stock

In fiscal 2009 and fiscal 2008, the Company issued 106,952 and 90,908 shares of restricted stock, respectively, which are subject to vesting requirements, to outside board members valued at approximately $200,000 for each year at the date of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which is three years. In fiscal 2007, the Company issued 176,976 shares of restricted stock, which are subject to vesting requirements, to outside board members and one employee valued at approximately $505,000 at the dates of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which do not exceed four years.

13. Income Taxes

The components of the benefit for income taxes consist of the following for fiscal:

	2009	2008	2007
	(in thousands)
Current:
State	$(437)	$(63)	$309
Federal	(6,406)	(4,492)	(6,473)

Total current	(6,843)	(4,555)	(6,164)

Deferred:
State	—	—	—
Federal	1,181	(2,319)	—

Total deferred	1,181	(2,319)	—

Net income tax benefit	$(5,662)	$(6,874)	$(6,164)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the fiscal year 2009, 2008, and 2007 income from discontinued operations were federal and state tax provisions of $9,000, $29.6 million, and $6.4 million, respectively.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	2009	2008	2007
Computed expected tax benefit	(35%)	(35%)	(35%)
State taxes, net of federal benefit	(2%)	0%	2%
All other—individually less than 5%	2%	0%	0%

Total benefit	(35%)	(35%)	(33%)

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	January 30, 2010	January 31, 2009
	(in thousands)
Deferred tax assets:
Accruals and reserves	$6,767	$7,541
Plant and equipment	3,298	3,669
Other	—	267
Net operating loss carry forwards	12,693	11,361

Gross deferred tax assets	22,758	22,838
Valuation allowance	(19,355)	(18,394)

Total deferred tax assets	3,403	4,444

Deferred tax liabilities:
Identifiable intangible assets	(1,041)	(1,042)
Other	(1,224)	(1,083)

Total deferred tax liabilities	(2,265)	(2,125)

Net deferred tax assets	$1,138	$2,319

Prior to the completion of the Spinoff, we were included in Alloy, Inc.’s consolidated federal and certain state income tax groups for income tax purposes. For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $22 million at January 30, 2010, expiring through January 31, 2023. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes and may experience such future changes. In addition, the annual limitations may result in the expiration of net operating losses before utilization. For state tax purposes, we have unused NOL carry forwards of approximately $64 million at January 30, 2010 which have expiration dates that vary by jurisdiction.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the above criteria, the Company believes that it is more-likely-than-not that $1.1 million of deferred tax assets will be realized; the Company does not believe that it is more-likely-than-not that the remaining net deferred tax assets will be realized. For fiscal 2009, the valuation allowance increased by $1.0 million. This change in the valuation allowance primarily relates to increased state tax NOL carry forwards and is reflected in the State taxes, net of federal benefit line in the rate reconciliation table above. For fiscal 2008, the valuation allowance decreased by $3.3 million.

At January 30, 2010, the Company had a liability for unrecognized tax benefits of $394,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $394,000 is an accrual of $106,000 for the payment of related interest and penalties. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company recognizes interest related to unrecognized tax benefits in interest expense and any related penalties in income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company recorded an additional $13,000 and $20,000 in interest and penalties, respectively, for the fiscal year ended January 30, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(in thousands)
Unrecognized Tax Benefit – Beginning of year	$267	$164	$101
Gross increases – tax positions in prior period	29	52	—
Gross decreases – tax positions in prior period	(5)	—	—
Gross increases – tax positions in current period	10	90	63
Settlements during the period	(13)	(39)	—
Lapses of applicable statute of limitation	—	—	—

Unrecognized Tax Benefit – End of Year	$288	$267	$164

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2006 onward. The Company is currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

14. Spinoff Related Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web-pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement (which was subsequently amended in conjunction with the sale of CCS) entered into in connection with the Spinoff. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $399,000, $557,000, and $775,000 for fiscal 2009, fiscal 2008, and fiscal 2007, respectively, in our financial statements in accordance with the terms of the media services agreement. We recorded $-0-, $78,000, and $152,000 for fiscal 2009, 2008 and 2007, respectively, related to the CCS business which is included in the discontinued operations caption in our consolidated statements of operations.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement (which was subsequently amended in conjunction with the sale of CCS), and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. We have compensated Alloy, Inc. approximately $1.3 million, $158,000, and $788,000 for fiscal 2009, fiscal 2008, and fiscal 2007, respectively, in relation to the services provided under these agreements.

15. Commitments and Contingencies

Leases

We lease dELiA*s retail stores, a call center, office space, storage space and certain computer equipment under noncancelable operating leases with various expiration dates through 2020. As of January 30, 2010, future net minimum lease payments are as follows:

Fiscal Year:	Operating Leases
(in thousands)
2010	$17,053
2011	16,567
2012	15,998
2013	14,856
2014	15,135
Thereafter	41,868

Total minimum lease payments	$121,477

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

Total rental expense during fiscal 2009, 2008 and 2007, including common-area maintenance, was $20.3 million, $18.2 million, and $16.2 million, respectively. There were no contingent excess rent payments made during these periods.

With regard to costs required to complete new stores where build-out had already begun as of January 30, 2010, such amount is expected to be approximately $0.3 million.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employment Agreements

The Company has entered into employment agreements with certain key executives. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

In addition, there are three other executives of the Company with severance agreed to in employment agreements and offer letters depending on various circumstances.

Benefit Plan

Full and part-time employees who are at least 21 years of age are eligible to participate in the dELiA*s Inc. 401(k) Profit Sharing Plan (the “Plan”). Under the Plan, employees can defer 1% to 75% of compensation as defined. The Company began in fiscal 2006 to match contributions in cash of $0.50 per employee contribution dollar on the first 5% of the employee contribution. However, in early fiscal 2009, the Company matching contributions were suspended for the remainder of the fiscal year. The employees’ contribution is 100% vested, while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $11,000, $392,000, and $335,000 for fiscal years 2009, 2008 and 2007, respectively.

Litigation

(a) The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be determined with certainty, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Mynk Litigation. The Company was a defendant in a litigation brought by Mynk Corporation (“Mynk”) in the Los Angeles Superior Court alleging non-payment for goods. The Company previously had a long- standing relationship with a supplier of goods, Femme Knits, Inc. (“Femme Knits”). Mynk contended that it acquired the right to completed orders for goods from Femme Knits as a result of an acquisition of that right at an alleged Uniform Commercial Code foreclosure sale. In accordance with an agreement between dELiA*s and Femme Knits, among other things, dELiA*s advanced the sum of $600,000 for some price and other concessions and an agreement that dELiA*s could offset against the $600,000 advance future amounts owing to Femme Knits (Mynk). In July 2008, the Company recovered the advance by paying all other sums due on the purchase of goods from Femme Knits (Mynk) except for the $600,000 owed to it. Mynk contended that it was not bound by the agreement between dELiA*s and Femme Knits. In January 2010, the Company settled the lawsuit with Mynk. The settlement amount was not material to our consolidated financial statements.

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

The Company’s executive management assesses the performance of each operating segment based on operating income/loss, which is defined as net sales less the cost of goods sold and selling, general and administrative (“SG&A”) expenses both directly identifiable and allocable. For the direct segment, these SG&A expenses primarily consist of catalog development, production and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these SG&A expenses primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, accounting, data processing, legal and human resources).

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

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
January 30, 2010	$94,935	$74,456	$169,391
January 31, 2009	139,055	65,746	204,801

Capital Expenditures (accrual basis)
January 30, 2010	$304	$12,399	$12,703
January 31, 2009	832	9,761	10,593
February 2, 2008	2,064	17,787	19,851

Depreciation and Amortization
January 30, 2010	$1,449	$8,644	$10,093
January 31, 2009	1,413	7,381	8,794
February 2, 2008	1,504	6,082	7,586

Goodwill
January 30, 2010	$12,073	$—	$12,073
January 31, 2009	12,073	—	12,073

	Fiscal
	2009	2008	2007
	(in thousands)
Net revenues:
Direct marketing	$105,382	$102,557	$103,488
Retail store	118,484	113,063	98,069

Total net revenues	223,866	215,620	201,557

Operating (loss) income:
Direct marketing	(897)	(1,490)	282
Retail store	(14,970)	(17,692)	(18,775)

Loss from continuing operations before interest expense and income taxes	(15,867)	(19,182)	(18,493)
Interest expense, net	(235)	(309)	(5)

Loss from continuing operations before income taxes	$(16,102)	$(19,491)	$(18,498)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	Fiscal 2009				Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$52,097	$45,732	$59,736	$66,301	$46,818	$44,643	$56,946	$67,213
Gross profit (1)	16,859	14,959	21,779	24,664	15,671	15,060	21,051	25,209
Total operating expenses (1)(3)	22,166	21,854	23,678	26,430	22,689	22,497	24,409	26,578
Loss from continuing operations before income taxes	(5,298)	(6,948)	(1,996)	(1,860)	(7,107)	(7,640)	(3,567)	(1,177)
Income from discontinued operations (2)	—	6	5	5	1,975	1,647	2,708	23,446
Net (loss) income	$(3,634)	$(4,658)	$(1,341)	$(791)	$(3,949)	$(4,983)	$3,518	$22,573

Basic and diluted net (loss) income per common share	$(0.12)	$(0.15)	$(0.04)	$(0.03)	$(0.13)	$(0.16)	$0.11	$0.73

(1)	Certain fixed overhead costs that were allocated to discontinued operations through the end of the third quarter of fiscal 2008 have been reclassed to continuing operations and are reflected in the fiscal 2008 quarters noted above.
(2)	In the fourth quarter of fiscal 2008, the Company sold its CCS business. The gain on sale is included in the fiscal 2008 fourth quarter amount.
(3)	In the fourth quarter of 2009, the Company included initial gift card breakage income of $1.3 million recorded in other operating income.

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns and allowances:
January 30, 2010	$1,288	$19,088	$19,276	$1,100
January 31, 2009	1,020	18,040	17,772	1,288
February 2, 2008	1,096	16,899	16,975	1,020

Reserve for inventory:
January 30, 2010	$2,110	$2,212	$2,818	$1,504
January 31, 2009	3,031	2,625	3,546	2,110
February 2, 2008	3,542	2,046	2,557	3,031

Valuation allowance for deferred tax assets:
January 30, 2010	$18,394	$961	$—	$19,355
January 31, 2009	21,693	—	3,299	18,394
February 2, 2008	17,968	3,725	—	21,693

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date: April 15, 2010	By:	/s/ ROBERT E. BERNARD
Robert E. Bernard Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. BERNARD Robert E. Bernard	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2010

/s/ DAVID J. DICK David J. Dick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 15, 2010

/s/ WALTER KILLOUGH Walter Killough	Chief Operating Officer and Director	April 15, 2010

/s/ CARTER S. EVANS Carter S. Evans	Chairman and Director	April 15, 2010

/s/ PAUL J. RAFFIN Paul J. Raffin	Director	April 15, 2010

/s/ GENE WASHINGTON Gene Washington	Director	April 15, 2010

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 15, 2010

INDEX TO EXHIBITS

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.23 hereto) (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration
No. 333-128153)).

10.1	dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference from dELiA*S, Inc. Definitive Proxy Statement on Schedule 14A filed on June 1, 2007).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration
No. 333-128153)).

10.4	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.4.1	First Amendment dated November 20, 2007 to Employment Agreement of Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 27, 2007).

10.4.2	Employment Agreement dated as of December 2, 2008 by and between dELiA*s Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on December 5, 2008).

10.5	Employment Agreement dated as of December 6, 2005, by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.5.1	First Amendment dated November 20, 2007 to Employment Agreement of Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 27, 2007).

10.5.2	Employment Agreement dated as of December 2, 2008 by and between dELiA*s Inc. and Walter Killough (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on December 5, 2008).

10.6	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7	Registration Rights Agreement dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

1

10.8	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.8.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.9	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.10	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.11	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.12	Call Center Services Agreement, dated as of December 19, 2005, between AMG Direct, LLC and On Campus Marketing, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.13	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.14	401(k) Agreement (incorporated by reference from dELiA*s, Inc. Annual Report on Form 10-K filed on April 28, 2006).

10.15	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.16	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.17	Mortgage Note Modification Agreement and Declaration of No Set-Off, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.17.1	Amendment to Construction Loan Agreement, dated as of April 19, 2004, by and between dELiA*s Distribution Company and Manufacturers and Traders Trust Company with the joinder of dELiA*s Corporation and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.17.2	Second Amendment to Construction Loan Agreement, dated September 3, 2004, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company with the joinder of dELiA*s Corp. and Alloy, Inc. (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed December 10, 2004).

10.17.3	Continuing Guarantee, dated as of April 19, 2004, by and among dELiA*s Corp. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

10.17.4	Continuing Guarantee, dated as of April 19, 2004, by and among Alloy, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference to Alloy, Inc.’s Quarterly Report on Form 10-Q, filed June 9, 2004).

2

10.17.5	Third Amendment to Construction Loan Agreement, dated as of December 16, 2005, by and between Manufacturers and Traders Trust Company and dELiA*s Distribution Company, with the joinder of dELiA*s Corp. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.17.6	Continuing Guaranty, dated as of December 16, 2005, by and among dELiA*s, Inc. (Guarantor), dELiA*s Distribution Company (Borrower) and Manufacturers and Traders Trust Company (Bank) (incorporated by reference from dELiA*s, Inc. Post-Effective Amendment No. 2 to the Form S-1 Registration Statement filed on December 23, 2005 (Registration No. 333-128153)).

10.18	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.19	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.20	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.21	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy, Inc. Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.22	Media Services Agreement, dated as of February 15, 2006, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s Form 8-K filed on February 21, 2006).

10.22.1	Amendment dated as of September 29, 2008 to the Media Services Agreement dated as of February 15, 2006 (incorporated by reference to the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

10.23	Second Amended and Restated Loan and Security Agreement dated as of May 17, 2006, among dELiA*s Inc. and certain of its affiliates, and Wells Fargo Retail Finance II, LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 23, 2006).

10.23.1	Second Amendment, dated as of June 26, 2008, to Second Amended and Restated Loan and Security Agreement among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC, (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 30, 2008).

10.23.2	Third Amendment dated May 15, 2009 to the Second Amended and Restated Loan and Security Agreement among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on May 15, 2009).

10.23.3	Fourth Amendment dated May 28, 2009 to Second Amended and Restated Loan and Security Agreement among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on May 29, 2009).

10.23.4	Fifth Amendment dated June 10, 2009 to Second Amended and Restated Loan and Security Agreement among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on June 11, 2009).

10.24	Lease Agreement, dated as of August 14, 2006, between Matana LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s Form 8-K filed on August 18, 2006).

10.25	Offer Letter, dated as of February 6, 2007, by and between dELiA*s, Inc. and Stephen A. Feldman (incorporated by reference from the dELiA*s, Inc. Annual Report on Form 10-K filed on April 19, 2007).

3

10.26	Non-Compete Agreement, dated as of February 6, 2007 by and between dELiA*s Inc. and Stephen A. Feldman (incorporated by reference from the dELiA*s Inc. Annual Report on Form 10-K filed on April 19, 2007.

10.27	Third Mortgage Note Modification Agreement and Declaration of No Set Off dated March 18, 2008 between Manufacturers and Traders Trust Company and dELiA*s Distribution Company (incorporated by reference from dELiA*s, Inc. current report on Form 8-K filed on March 20, 2008).

10.28	Offer Letter dated as of July 10, 2007 by and between dELiA*s, Inc. and Marc G. Schuback (incorporated by reference from the dELiA*s, Inc. Quarterly Report on Form 10Q filed on December 10, 2007).

10.29	Employment Agreement dated as of January 28, 2008 by and between dELiA*s, Inc. and Michele Donnan Martin (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on January 28, 2008).

10.30	Offer Letter dated March 4, 2008 and Amendment to Offer Letter dated January 26, 2009 between dELiA*s, Inc. and David J. Dick (incorporated by reference from the dELiA*s, Inc. current report on Form 8K filed on January 26, 2009).

10.31	Asset Purchase Agreement by and among Skate Direct, LLC, dELiA*s, Inc., Zephyr Acquisition, LLC, and Foot Locker, Inc. (solely for the purposes of Section 10.13(b)) (incorporated by reference from dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

10.32	Intellectual Property Purchase Agreement dated as of September 29, 2008 by and among Alloy, Inc., Skate Direct, LLC and dELiA*s, Inc. (solely for purposes of Section 6.1(c), 6.2 and 10.13) (incorporated by reference from the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008.

10.33	Media Placement Services Agreement made as of September 29, 2008 by and between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference to the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

10.34	Letter of Credit Agreement dated as of June 26, 2009 among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on June 29, 2009).

10.34.1	First Amendment dated as of January 28, 2010 to Letter of Credit Agreement among dELiA*s, Inc. certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on February 1, 2010).

10.35*	Trademark Coexistence Agreement dated as of December 29, 2005 between dELiA*s, Inc. and Alloy, Inc.

18.1	Letter from BDO Seidman, LLP regarding change in accounting principle (incorporated by reference from the dELiA*s Inc. Annual Report on Form 10-K filed on April 28, 2006).

21	Subsidiaries of dELiA*s, Inc. as of January 31, 2009 (incorporated by reference from Exhibit 21 to dELiA*s, Inc. Annual Report on Form 10-K filed on April 16, 2009).

23.1*	Consent of BDO Seidman, LLP.

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

*	Filed herewith.

4