Form 10-Q
period 2010-05-01
dELiAs, Inc.
filed 2010-06-09
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

As of June 8, 2010 the registrant had 31,310,091 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	May 1, 2010	January 30, 2010	May 2, 2009
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,671	$41,646	$51,690
Inventories, net	31,536	33,702	29,082
Prepaid catalog costs	1,762	2,354	2,024
Deferred income taxes	1,138	1,138	2,000
Other current assets	14,935	12,954	7,719

TOTAL CURRENT ASSETS	76,042	91,794	92,515

PROPERTY AND EQUIPMENT, NET	55,183	55,342	54,282
GOODWILL	12,073	12,073	12,073
INTANGIBLE ASSETS, NET	2,419	2,419	2,434
RESTRICTED CASH	8,584	7,540	9,350
OTHER ASSETS	186	223	406

TOTAL ASSETS	$154,487	$169,391	$171,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,732	$24,562	$14,414
Current portion of mortgage note payable	—	—	2,150
Accrued expenses and other current liabilities	24,621	26,173	28,862
Income taxes payable	783	733	1,554

TOTAL CURRENT LIABILITIES	42,136	51,468	46,980

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	12,063	12,110	12,158

TOTAL LIABILITIES	54,199	63,578	59,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,310,091, 31,309,216 and 31,199,889 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	98,936	98,636	97,955
Retained earnings	1,321	7,146	13,936

TOTAL STOCKHOLDERS’ EQUITY	100,288	105,813	111,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,487	$169,391	$171,060

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
NET REVENUES	$49,961	$52,097
Cost of goods sold	34,312	35,238

GROSS PROFIT	15,649	16,859

Selling, general and administrative expenses	23,591	22,166
Other operating income	(144)	—

TOTAL OPERATING EXPENSES	23,447	22,166

OPERATING LOSS	(7,798)	(5,307)
Interest (expense) income, net	(87)	9

LOSS BEFORE INCOME TAXES	(7,885)	(5,298)
Benefit for income taxes	(2,060)	(1,664)

NET LOSS	$(5,825)	$(3,634)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$(0.19)	$(0.12)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,099,303	31,029,651

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,825)	$(3,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,452	2,408
Stock-based compensation	299	227
Changes in operating assets and liabilities:
Inventories	2,166	4,860
Prepaid catalog costs and other assets	(1,352)	(1,479)
Restricted cash	(1,044)	(9,350)
Income taxes payable	50	(23,689)
Accounts payable, accrued expenses and other liabilities	(10,192)	(8,003)

Total adjustments	(7,621)	(35,026)

NET CASH USED IN OPERATING ACTIVITIES	(13,446)	(38,660)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,530)	(2,107)

NET CASH USED IN INVESTING ACTIVITIES	(1,530)	(2,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	—	(55)
Proceeds from the exercise of employee stock options	1	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1	(55)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,975)	(40,822)
CASH AND CASH EQUIVALENTS, beginning of period	41,646	92,512

CASH AND CASH EQUIVALENTS, end of period	$26,671	$51,690

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$42	$60

Cash paid during the period for taxes	$43	$23,786

Capital expenditures incurred not yet paid	$1,670	$2,187

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, and when we refer to the “Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended May 1, 2010 and May 2, 2009 is unaudited. The accompanying condensed consolidated balance sheet information at January 30, 2010 was derived from the audited consolidated balance sheet at January 30, 2010.

1. Basis of Presentation

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and e-commerce web pages, we sell many name brand products, along with our own proprietary brand products in key spending categories, directly to consumers, including apparel, accessories, footwear and room furnishings. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at May 1, 2010 and May 2, 2009 and for the thirteen week periods ended May 1, 2010 and May 2, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 30, 2010 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

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

In preparing the financial statements, management makes routine estimates and judgments in determining the net realizable value of inventory, prepaid expenses, fixed assets, stock-based compensation, intangible assets and goodwill. Some of the more significant estimates include the allowance for sales returns, the reserve for inventory valuation, the expected future revenue stream of catalog mailings, risk-free interest rates, expected life, expected volatility assumptions used for calculating stock-based compensation expense, the expected useful lives of fixed assets and the valuation of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions and conditions.

We evaluate our estimates on an ongoing basis and make revisions as new information and experience warrants.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. References to “fiscal 2009” represent the 52-week period ended January 30, 2010. In addition, references to “fiscal 2010” represent the 52-week period ending January 29, 2011, and to “fiscal 2011” as the 52-week period ending January 28, 2012.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Principles of Consolidation

The financial statements include the accounts of dELiA*s, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value. Our non-financial assets, which include property and equipment, goodwill and indefinite-lived intangibles, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at May 2, 2009 approximated fair value as this debt had a variable interest rate that fluctuated with the market rate.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of May 1, 2010, January 30, 2010 and May 2, 2009 were approximately $1.3 million, $635,000 and $1.1 million, respectively.

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. There was no impairment charge recorded for the thirteen weeks ended May 1, 2010 and May 2, 2009.

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

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen week periods ended May 1, 2010 and May 2, 2009:

	For Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Options, warrants and restricted shares	7,447,154	7,151,855
Conversion of 5.375% Convertible Debentures	873	873

Total	7,448,027	7,152,728

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Income taxes

The Company reviews the annual effective tax rate on a quarterly basis and makes necessary changes if information or events merit. The annual effective rate is forecasted quarterly using actual historical information and forward-looking estimates.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The adoption did not have a material impact on our condensed consolidated financial statements. The Company intends to adopt the remaining disclosure requirements when they become effective in the first quarter of the fiscal 2011. The Company is in the process of evaluating these additional disclosure requirements and does not expect they will have a significant impact on its condensed consolidated financial statements.

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	May 1, 2010	January 30, 2010	May 2, 2009
Income taxes receivable	$9,428	$7,235	$2,121
Other current assets	5,507	5,719	5,598

	$14,935	$12,954	$7,719

4. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	May 1, 2010	January 30, 2010	May 2, 2009
Construction in progress	$2,736	$1,760	$3,773
Computer equipment	10,413	10,057	8,395
Machinery and equipment	125	125	125
Office furniture	19,147	19,086	16,316
Leasehold improvements	51,271	50,371	43,606
Building	7,559	7,559	7,559
Land	500	500	500

	91,751	89,458	80,274
Less: accumulated depreciation and amortization	(36,568)	(34,116)	(25,992)

	$55,183	$55,342	$54,282

Depreciation and amortization expense related to property and equipment was approximately $2.5 million and $2.4 million for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	May 1, 2010		January 30, 2010		May 2, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$78	$78	$78	$78	$77
Noncompetition agreements	390	390	390	390	390	390
Websites	689	689	689	689	689	689
Leaseholds	190	190	190	190	190	176

	$1,347	$1,347	$1,347	$1,347	$1,347	$1,332

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was approximately $-0- and $6,000 for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively.

6. Credit Facility

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to a Second Amended and Restated Loan and Security Agreement (the “Restated Credit Facility”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) which expired by its terms on June 26, 2009. The Restated Credit Facility was a secured revolving credit facility that the Company could draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million, which was subsequently increased to $30 million. The Restated Credit Facility allowed for letters of credit up to an aggregate amount of $15 million, as amended.

Upon the expiration of the Restated Credit Facility on June 26, 2009, the Company entered into a letter of credit agreement (“Letter of Credit Agreement”) with Wells Fargo. The Letter of Credit Agreement, which has a maturity date of June 26, 2011, provides for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords, insurance providers and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15 million or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15.8 million. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, have been pledged as collateral for these obligations.

The Letter of Credit Agreement calls for the payment by the Company of an unused line fee of 0.75% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 2.00% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses generally charged by the letter of credit issuer. The Letter of Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates must comply during the term of the Letter of Credit Agreement.

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

As of May 1, 2010, there were approximately $8.2 million of outstanding letters of credit under the Letter of Credit Agreement, and cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.6 million which is shown as restricted cash in non-current assets on the accompanying condensed consolidated balance sheet.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 1, 2010	January 30, 2010	May 2, 2009
Accrued sales tax	$575	$618	$1,064
Accrued payroll, bonus, taxes and withholdings	497	1,445	613
Accrued professional services	330	486	922
Credits due to customers	12,761	13,349	15,421
Allowance for sales returns	964	1,100	923
Accrued construction in progress	1,485	785	1,855
Other accrued expenses	8,009	8,390	8,064

	$24,621	$26,173	$28,862

8. Mortgage Note Payable

We were a party to a mortgage loan agreement related to the purchase of our distribution center in Hanover, Pennsylvania. The mortgage note amortized on a fifteen-year schedule and was to originally mature with a balloon payment of $2.3 million in September 2008, but was subsequently extended to mature in September 2009. The loan bore interest at LIBOR plus 225 basis points and was subject to quarterly financial covenants. The mortgage loan was secured by the distribution center and related property. The Company paid off the remaining balance of the mortgage, which was approximately $2.1 million, on September 30, 2009.

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

Included in selling, general and administrative expense in the financial statements was stock-based compensation expense of approximately $299,000 and $227,000 for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the thirteen weeks ended May 1, 2010 was $1.22. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirteen Weeks Ended May 1, 2010
Dividend yield	—
Risk-free interest rate	3.2%
Expected life (in years)	6.25
Historical volatility	63%

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 30, 2010	6,106,229	$7.01
Options granted	335,750	2.00
Options exercised	(875)	1.59
Options cancelled	(83,236)	6.86

Options outstanding at May 1, 2010	6,357,868	$6.73

Options exercisable at May 1, 2010	4,894,118	$8.07

As of May 1, 2010, there was $694,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. On July 30, 2008, debentures were converted into 82,508 shares of dELiA*s, Inc. common stock, which were recorded as a component of stockholders’ equity and had no impact on our statement of operations. As of May 1, 2010, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will also be recorded as a component of stockholders’ equity and have no impact on our statement of operations.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen weeks ended May 1, 2010.

11. Interest (Expense) Income, Net

Interest income and expense is presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest income for the thirteen week periods ended May 1, 2010 and May 2, 2009 was $5,400 and $129,000, respectively. Interest expense for the first quarter of fiscal 2010 relates to costs associated with our Letter of Credit Agreement with Wells Fargo. Interest expense for the first quarter of fiscal 2009 related to our Restated Credit Facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania distribution center (which was paid off in September 2009). Interest expense for the thirteen week periods ended May 1, 2010 and May 2, 2009 was $92,000 and $120,000, respectively.

12. Spinoff Related Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement, as amended, entered into in connection with the Spinoff. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $73,000 and $112,000 for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively, in our financial statements in accordance with the terms of the media services agreement.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement, as amended, and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. We have compensated Alloy, Inc. approximately $335,000 and $359,000 for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively, in relation to the services provided under these agreements.

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

At May 1, 2010, the Company had a liability for unrecognized tax benefits of $391,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $391,000 is an accrual of $110,000 for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen weeks ended May 1, 2010. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

14. Litigation

The Company is involved from time to time in litigation incidental to the business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows ASC 450 Contingencies when assessing pending or potential litigation. The Company believes that there is no claim or litigation pending, the outcome of which could have a material adverse effect on its financial condition or operating results.

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

	Direct Segment	Retail Store Segment	Total
		(in thousands)
Total Assets
May 1, 2010	$79,308	$75,179	$154,487
January 30, 2010	94,935	74,456	169,391
May 2, 2009	103,092	67,968	171,060
Capital Expenditures (accrual basis)
May 1, 2010—13 weeks ended	$43	$2,250	$2,293
May 2, 2009—13 weeks ended	31	3,489	3,520
Depreciation and Amortization
May 1, 2010—13 weeks ended	$334	$2,118	$2,452
May 2, 2009—13 weeks ended	375	2,033	2,408
Goodwill
May 1, 2010	$12,073	$—	$12,073
January 30, 2010	12,073	—	12,073
May 2, 2009	12,073	—	12,073

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Net revenues:
Retail store	$25,981	$25,234
Direct marketing	23,980	26,863

Total net revenue	$49,961	$52,097

Operating loss:
Retail store	$(6,599)	$(4,918)
Direct marketing	(1,199)	(389)

Operating loss	$(7,798)	$(5,307)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report on Form 10-Q and in conjunction with our audited financial statements and related notes in our most recent Form 10-K. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Forward Looking Statements”.

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel and accessories comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), catalogs, e-commerce web pages, and mall-based dELiA*s specialty retail stores are designed to appeal directly to our core customers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of dELiA*s retail stores.

Our strategy is to improve upon our strong competitive position as a direct marketing company; to improve productivity in our existing dELiA*s specialty retail stores; to expand our retail store base; and to carry out such strategy while controlling costs.

We believe that improving productivity in both the retail and direct channels will be the key element in driving short-term growth. We expect to slow our growth of retail store net square footage to a single digit rate until we see consistent productivity in both channels. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term, perhaps to as many as 350–400 stores. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

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

•	Leveraging our current expense infrastructure and taking additional operating costs out of the business;

•	Increasing retail store net square footage by approximately 6% in fiscal 2010, and by a single digit rate annually thereafter until improved productivity is achieved; and

•	Monitoring and opportunistically closing underperforming stores.

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

•	direct marketing metrics such as demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on-hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and average inventory per store; and

•	cash flow and liquidity determined by the Company’s cash provided by (used in) operations.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended January 30, 2010 was a 52-week fiscal year, and the fiscal year ending January 29, 2011 will also be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%
Cost of goods sold	68.7%	67.6%

Gross profit	31.3%	32.4%

Operating expenses:
Selling, general and administrative expenses	47.2%	42.5%
Other operating income	(0.3)%	0.0%

Total operating expenses	46.9%	42.5%

Operating loss	(15.6)%	(10.2)%
Interest (expense) income, net	(0.2)%	0.0%

Loss before income taxes	(15.8)%	(10.2)%
Benefit for income taxes	(4.1)%	(3.2)%

Net loss	(11.7)%	(7.0)%

Thirteen Weeks Ended May 1, 2010 Compared to Thirteen Weeks Ended May 2, 2009

Revenues

Total Revenues. Total revenues decreased 4.1% to $50.0 million in the quarter ended May 1, 2010 from $52.1 million in the quarter ended May 2, 2009.

Direct Marketing Revenues. Direct marketing revenues decreased 10.7% to $24.0 million in the quarter ended May 1, 2010 from $26.9 million in the quarter ended May 2, 2009. The sales decrease was primarily due to a reduction in clearance sales.

Retail Store Revenues. Retail store revenues increased 3.0% to $26.0 million in the quarter ended May 1, 2010 from $25.2 million in the quarter ended May 2, 2009. The revenue increase was driven by new store openings offset by a comparable store sales decrease of 8.6% over the prior year period. During the quarter ended May 1, 2010, we opened two new stores and ended with 111 stores in operation as compared to the 99 stores in operation as of May 2, 2009.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Channel net revenues (in thousands):
Retail	$25,981	$25,234
Direct	23,980	26,863
Total net revenues	49,961	52,097
Catalogs Mailed (in thousands)	9,100	9,330
Number of Stores:
Beginning of period	109	97
Stores opened	2	3	*
Stores closed	—	1	*

End of Period	111	99
Total Gross Sq. Ft. End of Period (in thousands)	425.1	378.1

*	Totals include one store that was closed, remodeled and reopened in the first quarter of fiscal 2009.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended May 1, 2010 was $15.6 million or 31.3% of revenues as compared to $16.9 million or 32.4% of revenues in the quarter ended May 2, 2009.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended May 1, 2010 was $10.6 million or 44.1% of revenues as compared to $11.2 million or 41.8% of revenues for the quarter ended May 2, 2009. The improvement in gross profit, as a percentage of sales, was primarily attributable to an increase in merchandise margin resulting from reduced clearance sales.

Retail Store Gross Profit. Retail store gross profit for the quarter ended May 1, 2010 was $5.1 million or 19.6% of revenues as compared to $5.6 million or 22.3% of revenues for the quarter ended May 2, 2009. The decrease in gross profit, as a percentage of sales, was primarily due to the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) increased to 47.2% for the quarter ended May 1, 2010 from 42.5% for the quarter ended May 2, 2009. In total dollars, selling, general and administrative expenses increased to $23.6 million in the quarter ended May 1, 2010 from $22.2 million in the quarter ended May 2, 2009. Included in the first quarter of fiscal 2010 is a pre-tax severance charge of $1.4 million. SG&A excluding the aforementioned severance charge was $22.1 million, or 44.3% of sales. The increase in SG&A expenses as a percentage of sales reflects the deleveraging of selling, overhead and depreciation expenses.

Direct Marketing Selling, General and Administrative. Direct marketing selling, general and administrative expenses, which include a severance charge of $0.7 million, increased to $11.8 million in the quarter ended May 1, 2010 from $11.6 million in the quarter ended May 2, 2009. As a percentage of related revenues, the direct marketing selling, general and administrative expenses increased to 49.3% in the quarter ended May 1, 2010 from 43.3% in the quarter ended May 2, 2009. The increase in SG&A as a percentage of sales reflects the deleveraging of selling and overhead expenses.

Retail Store Selling, General and Administrative. Retail selling, general and administrative expenses, which include a severance charge of $0.7 million, increased to $11.8 million in the quarter ended May 1, 2010 from $10.5 million in the quarter ended May 2, 2009. As a percentage of related revenues, retail selling, general and administrative expenses increased to 45.3% in the quarter ended May 1, 2010 from 41.8% for the quarter ended May 2, 2009. The increase in SG&A as a percentage of sales reflects the deleveraging of selling expenses.

Other Operating Income

Other operating income of $144,000 for the first quarter of fiscal 2010 represents breakage income. There was no breakage income recorded in the first quarter of fiscal 2009.

Operating Loss

Total Operating Loss. Our total operating loss, which includes the aforementioned pre-tax severance charge of $1.4 million, was $7.8 million for the quarter ended May 1, 2010 as compared to a loss of $5.3 million for the quarter ended May 2, 2009.

Direct Marketing Operating Loss. Direct marketing operating loss, adjusted to exclude the aforementioned severance charge, was $0.4 million for the quarter ended May 1, 2010 as compared to a loss of $0.4 million for the quarter ended May 2, 2009.

Retail Store Operating Loss. Operating loss from retail stores, adjusted to exclude the aforementioned severance charge, was $5.9 million for the quarter ended May 1, 2010 as compared to a loss of $4.9 million for the quarter ended May 2, 2009.

Interest (expense) income, net

We recorded net interest expense of $87,000 in the quarter ended May 1, 2010 as compared with interest income of $9,000 in the quarter ended May 2, 2009. Interest expense for first quarter of fiscal 2010 was related to costs associated with our Letter of Credit Agreement with Wells Fargo. Interest expense for the first quarter of fiscal 2009 related to our Restated Credit Facility with Wells Fargo and the mortgage note for our Hanover, Pennsylvania distribution center. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit of $2.1 million in the quarter ended May 1, 2010 and an income tax benefit of $1.7 million for the quarter ended May 2, 2009.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances and in past years by borrowing under the Restated Credit Facility. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

We expect our current cash balance, cash flow from operations and availability under our Letter of Credit Agreement will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the end of our current fiscal year. However, if we decide to accelerate growth of our retail operations beyond the ranges in our present retail strategy, or if cash balances and cash flow from operations are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it (particularly in light of a substantial contraction generally in the availability of financing due to the current financial crisis and the continuing difficult economic conditions) or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to a Second Amended and Restated Loan and Security Agreement (the “Restated Credit Facility”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) which expired by its terms on June 26, 2009. The Restated Credit Facility was a secured revolving credit facility that the Company could draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million, which was subsequently increased to $30 million. The Restated Credit Facility allowed for letters of credit up to an aggregate amount of $15 million, as amended.

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

The Letter of Credit Agreement calls for the payment by the Company of an unused line fee of 0.75% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 2.00% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses generally charged by the letter of credit issuer. The Letter of Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates must comply during the term of the Letter of Credit Agreement.

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

As of May 1, 2010, there were approximately $8.2 million of outstanding letters of credit under the Letter of Credit Agreement, and cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.6 million which is shown as restricted cash in non-current assets on the accompanying condensed consolidated balance sheet.

We were a party to a mortgage loan agreement related to the purchase of our distribution center in Hanover, Pennsylvania. The mortgage note amortized on a fifteen-year schedule and was to originally mature with a balloon payment of $2.3 million in September 2008, but was subsequently extended to mature in September 2009. The loan bore interest at LIBOR plus 225 basis points and was subject to quarterly financial covenants. The mortgage loan was secured by the distribution center and related property. The Company paid off the remaining balance of the mortgage, which was approximately $2.1 million, on September 30, 2009.

Operating Activities

Net cash used in operating activities was $13.4 million in the thirteen weeks ended May 1, 2010, compared with $38.7 million in the thirteen weeks ended May 2, 2009. The cash used in operating activities in the thirteen weeks ended May 1, 2010 was due primarily to funding the net operating loss and the timing of vendor payments. The cash used in operating activities in the thirteen weeks ended May 2, 2009 was due primarily to the payment of income taxes, the funding of a restricted cash account to support outstanding letters of credit and funding the net operating loss.

Investing Activities

Cash used in investing activities was $1.5 million in the thirteen weeks ended May 1, 2010, compared with $2.1 million in the thirteen weeks ended May 2, 2009. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Financing Activities

Cash provided by financing activities was $1,000 in the thirteen weeks ended May 1, 2010, related to the exercise of employee stock options. Cash used in financing activities in the thirteen weeks ended May 2, 2009 was $55,000, related to payments on the mortgage note payable.

Contractual Obligations

The following table presents our significant contractual obligations as of May 1, 2010 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$127,103	$17,472	$33,901	$32,041	$43,689
Purchase Obligations (2)	39,408	38,658	750	—	—
Future Severance-Related Payments (3)	1,785	1,785	—	—	—

Total	$168,296	$57,915	$34,651	$32,041	$43,689

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a media services agreement (see Note 12 to our condensed consolidated financial statements) entered into in connection with the Spinoff. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. We recorded revenues of $73,000 and $112,000 for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively, in our financial statements in accordance with the terms of the media services agreement.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of ASC-350-10, Intangibles-Goodwill and Other, which requires testing for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company last performed an annual impairment test as of January 30, 2010, which indicated no impairment.

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

For the thirteen weeks ended May 1, 2010, we recorded no impairment charge in our condensed consolidated statements of operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The adoption did not have a material impact on our condensed consolidated financial statements. However, the Company intends to adopt the remaining disclosure requirements when they become effective in the first quarter of the fiscal 2011. The Company is in the process of evaluating these additional disclosure requirements and does not expect they will have a significant impact on its condensed consolidated financial statements.

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

Inflation

In general, our costs, some of which include postage, paper, freight and energy costs, are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us during the past.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of May 1, 2010, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, May 1, 2010, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 1, 2010 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow ACS 450 Contingencies when assessing pending or potential litigation.

The information set forth in Part I, Note 14 to the Notes to Condensed Consolidated Financial Statements contained on page 13 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Risk factors and the other information are set forth in our most recent Annual Report on Form 10-K and our other periodic reports filed with the Securities Exchange Commission. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. Other than response to rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation (and specifically disclaim any such obligation) to update our risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

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

dELiA*s, Inc.

Date: June 9, 2010	By:	/S/ WALTER KILLOUGH
Walter Killough
Chief Executive Officer

Date: June 9, 2010	By:	/S/ DAVID J. DICK
David J. Dick
Chief Financial Officer