Form 10-Q
period 2010-07-31
dELiAs, Inc.
filed 2010-09-09
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 8, 2010 the registrant had 31,310,091 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at July 31, 2010 (unaudited), January 30, 2010 and August 1, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended July 31, 2010 (unaudited) and August 1, 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks and Twenty-Six Weeks Ended July 31, 2010 (unaudited) and August 1, 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	26

Item 4.	Removed and Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

	SIGNATURES
	EXHIBIT INDEX
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	July 31, 2010	January 30, 2010	August 1, 2009
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,156	$41,646	$36,709
Inventories, net	40,364	33,702	36,778
Prepaid catalog costs	2,851	2,354	3,038
Restricted cash	8,505	—	—
Deferred income taxes	1,138	1,138	2,000
Other current assets	17,105	12,954	10,356

TOTAL CURRENT ASSETS	85,119	91,794	88,881

PROPERTY AND EQUIPMENT, NET	54,973	55,342	56,575
GOODWILL	12,073	12,073	12,073
INTANGIBLE ASSETS, NET	2,419	2,419	2,428
RESTRICTED CASH	—	7,540	15,787
OTHER ASSETS	169	223	573

TOTAL ASSETS	$154,753	$169,391	$176,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,877	$24,562	$24,870
Current portion of mortgage note payable	—	—	2,095
Accrued expenses and other current liabilities	23,486	26,173	29,007
Income taxes payable	797	733	545

TOTAL CURRENT LIABILITIES	49,160	51,468	56,517

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	11,978	12,110	12,297

TOTAL LIABILITIES	61,138	63,578	68,814

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,310,091, 31,309,216 and 31,199,889 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	99,111	98,636	98,194
(Accumulated deficit) retained earnings	(5,527)	7,146	9,278

TOTAL STOCKHOLDERS’ EQUITY	93,615	105,813	107,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,753	$169,391	$176,317

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

NET REVENUES	$43,213	$45,732	$93,174	$97,829
Cost of goods sold	30,826	30,773	65,138	66,011

GROSS PROFIT	12,387	14,959	28,036	31,818

Selling, general and administrative expenses	21,545	21,854	45,136	44,020
Other operating income	(94)	—	(238)	—

TOTAL OPERATING EXPENSES	21,451	21,854	44,898	44,020

OPERATING LOSS	(9,064)	(6,895)	(16,862)	(12,202)
Interest expense, net	(82)	(53)	(169)	(44)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,146)	(6,948)	(17,031)	(12,246)
Benefit for income taxes	(2,298)	(2,284)	(4,358)	(3,948)

LOSS FROM CONTINUING OPERATIONS	(6,848)	(4,664)	(12,673)	(8,298)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	6	—	6

NET LOSS	$(6,848)	$(4,658)	$(12,673)	$(8,292)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.22)	$(0.15)	$(0.41)	$(0.27)
INCOME FROM DISCONTINUED OPERATIONS	$—	$—	$—	$—

NET LOSS	$(0.22)	$(0.15)	$(0.41)	$(0.27)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,105,434	31,035,578	31,102,369	31,032,615

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,673)	$(8,292)
Income from discontinued operations	—	6

Loss from continuing operations	(12,673)	(8,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,169	4,877
Stock-based compensation	474	465
Changes in operating assets and liabilities:
Inventories	(6,662)	(2,836)
Prepaid catalog costs and other assets	(4,594)	(5,297)
Restricted cash	(965)	(15,787)
Income taxes payable	64	(24,698)
Accounts payable, accrued expenses and other liabilities	(2,904)	2,930

Total adjustments	(9,418)	(40,346)

Net cash used in operating activities of continuing operations	(22,091)	(48,644)
Net cash provided by operating activities of discontinued operations	—	6

NET CASH USED IN OPERATING ACTIVITIES	(22,091)	(48,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,400)	(7,056)

NET CASH USED IN INVESTING ACTIVITIES	(4,400)	(7,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	—	(110)
Proceeds from the exercise of employee stock options	1	1

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1	(109)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,490)	(55,803)

CASH AND CASH EQUIVALENTS, beginning of period	41,646	92,512

CASH AND CASH EQUIVALENTS, end of period	$15,156	$36,709

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$91	$131

Cash paid during the period for taxes	$127	$25,122

Capital expenditures incurred not yet paid	$1,306	$1,994

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, and when we refer to the “Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended July 31, 2010 and August 1, 2009 is unaudited. The accompanying condensed consolidated balance sheet information at January 30, 2010 was derived from the audited consolidated balance sheet at January 30, 2010.

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at July 31, 2010 and August 1, 2009 and for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 30, 2010 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

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

Fair Value of Financial Instruments

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value. Our non-financial assets, which include property and equipment, goodwill and indefinite-lived intangibles, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments. The carrying amount of the mortgage note payable at August 1, 2009 approximated fair value as this debt had a variable interest rate that fluctuated with the market rate.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of July 31, 2010, January 30, 2010 and August 1, 2009 were approximately $2.4 million, $635,000 and $2.2 million, respectively.

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. There was no impairment charge recorded for the thirteen and twenty-six weeks ended July 31, 2010 or August 1, 2009.

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

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009:

	For Thirteen Weeks Ended		For Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Options, warrants and restricted shares	7,166,920	7,291,053	7,169,986	7,294,016
Conversion of 5.375% Convertible Debentures	873	873	873	873

Total	7,167,793	7,291,926	7,170,859	7,294,889

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The adoption did not have a material impact on our condensed consolidated financial statements. The Company intends to adopt the remaining disclosure requirements when they become effective in the first quarter of fiscal 2011. The Company is in the process of evaluating these additional disclosure requirements and does not expect they will have a significant impact on its condensed consolidated financial statements.

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	July 31, 2010	January 30, 2010	August 1, 2009

Income taxes receivable	$11,778	$7,235	$4,673
Other current assets	5,327	5,719	5,683

	$17,105	$12,954	$10,356

4. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	July 31, 2010	January 30, 2010	August 1, 2009

Construction in progress	$636	$1,760	$3,730
Computer equipment	10,971	10,057	8,793
Machinery and equipment	125	125	125
Office furniture	20,027	19,086	17,549
Leasehold improvements	54,440	50,371	46,774
Building	7,559	7,559	7,559
Land	500	500	500

	94,258	89,458	85,030
Less: accumulated depreciation and amortization	(39,285)	(34,116)	(28,455)

	$54,973	$55,342	$56,575

Depreciation and amortization expense related to property and equipment was approximately $2.7 million and $5.2 million for the thirteen and twenty-six week periods ended July 31, 2010, respectively, and $2.5 million and $4.9 million for the thirteen and twenty-six week periods ended August 1, 2009, respectively.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	July 31, 2010		January 30, 2010		August 1, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Mailing lists	$78	$78	$78	$78	$78	$77
Noncompetition agreements	390	390	390	390	390	390
Websites	689	689	689	689	689	689
Leaseholds	190	190	190	190	190	182

	$1,347	$1,347	$1,347	$1,347	$1,347	$1,338

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was $-0- for both the thirteen and twenty-six week periods ended July 31, 2010, respectively, and $6,000 and $12,000 for the thirteen and twenty-six week periods ended August 1, 2009, respectively.

6. Credit Facility

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to a Second Amended and Restated Loan and Security Agreement (the “Restated Credit Facility”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) which expired by its terms on June 26, 2009. The Restated Credit Facility was a secured revolving credit facility that the Company could draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million, which was subsequently increased to $30 million. The Restated Credit Facility, as amended, allowed for letters of credit up to an aggregate amount of $15 million.

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

As of July 31, 2010, there were approximately $8.1 million of outstanding letters of credit under the Letter of Credit Agreement. The cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.5 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, has been reclassified to current assets as of July 31, 2010 since the restriction relates to the Letter of Credit Agreement which now expires within one year.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2010	January 30, 2010	August 1, 2009

Accrued sales tax	$723	$618	$1,209
Accrued payroll, bonus, taxes and withholdings	1,551	1,445	1,530
Accrued professional services	456	486	796
Credits due to customers	11,707	13,349	15,190
Allowance for sales returns	889	1,100	941
Accrued capital expenditures	941	785	1,583
Other accrued expenses	7,219	8,390	7,758

	$23,486	$26,173	$29,007

8. Mortgage Note Payable

We were a party to a mortgage loan agreement related to the purchase of our distribution center in Hanover, Pennsylvania. The mortgage note was amortized on a fifteen-year schedule and was to originally mature with a balloon payment of $2.3 million in September 2008, but was subsequently extended to mature in September 2009. The loan bore interest at LIBOR plus 225 basis points and was subject to quarterly financial covenants. The mortgage loan was secured by the distribution center and related property. The Company paid off the remaining balance of the mortgage, which was approximately $2.1 million, on September 30, 2009.

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

Included in selling, general and administrative expense in the financial statements was stock-based compensation expense of approximately $175,000 and $474,000 for the thirteen and twenty-six week periods ended July 31, 2010, respectively, and $238,000 and $465,000 for the thirteen and twenty-six week periods ended August 1, 2009, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the twenty-six weeks ended July 31, 2010 was $1.16. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Twenty-Six Weeks Ended July 31, 2010
Dividend yield	—
Risk-free interest rate	2.9%
Expected life (in years)	6.25
Historical volatility	62%

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 30, 2010	6,106,229	$7.01
Options granted	498,250	1.91
Options exercised	(875)	1.59
Options cancelled	(519,839)	4.99

Options outstanding at July 31, 2010	6,083,765	$6.77

Options exercisable at July 31, 2010	4,853,765	$7.91

As of July 31, 2010, there was $704,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As of July 31, 2010, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will be recorded as a component of stockholders’ equity and have no impact on our statement of operations.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen and twenty-six weeks ended July 31, 2010.

11. Interest Expense, Net

Interest expense and income is presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest expense for fiscal 2010 relates to costs associated with our Letter of Credit Agreement. Interest expense for fiscal 2009 related to our Restated Credit Facility, the mortgage note for our Hanover, Pennsylvania distribution center (which was paid off in September 2009) and costs associated with the Letter of Credit Agreement. Interest expense for the thirteen and twenty-six week periods ended July 31, 2010 was $87,000 and $180,000, respectively, and for the thirteen and twenty-six week periods ended August 1, 2009 was $115,000 and $235,000, respectively. Interest income for the thirteen and twenty-six week periods ended July, 2010 was $5,000 and $11,000, respectively, and for the thirteen and twenty-six week periods ended August 1, 2009 was $62,000 and $191,000, respectively.

12. Spinoff Related Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a media services agreement, as amended, entered into in connection with the Spinoff. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $133,000 and $206,000 for the thirteen and twenty-six week periods ended July 31, 2010, respectively, and $125,000 and $237,000 for the thirteen and twenty-six week periods ended August 1, 2009, respectively, in our financial statements in accordance with the terms of the media services agreement.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, media services agreement, as amended, and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. We have compensated Alloy, Inc. approximately $-0- and $335,000 for the thirteen and twenty-six week periods ended July 31, 2010, respectively, and $302,000 and $661,000 for the thirteen and twenty-six week periods ended August 1, 2009, respectively, in relation to the services provided under these agreements.

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

At July 31, 2010, the Company had a liability for unrecognized tax benefits of $360,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $360,000 is an accrual of $108,000 for the payment of related interest and penalties. At August 1, 2009, the Company had a liability for unrecognized tax benefits of $339,000, which included an accrual of $85,000 for the payment of interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen and twenty-six weeks ended July 31, 2010. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	Direct Segment	Retail Store Segment	Total
		(in thousands)
Total Assets
July 31, 2010	$69,341	$85,412	$154,753
January 30, 2010	94,935	74,456	169,391
August 1, 2009	74,521	101,796	176,317
Capital Expenditures (accrual basis)
July 31, 2010 - 26 weeks ended	$151	$4,649	$4,800
August 1, 2009 - 26 weeks ended	78	8,388	8,466
Depreciation and Amortization
July 31, 2010 - 26 weeks ended	$665	$4,504	$5,169
August 1, 2009 - 26 weeks ended	750	4,127	4,877
Goodwill
July 31, 2010	$12,073	—	$12,073
January 30, 2010	12,073	—	12,073
August 1, 2009	12,073	—	12,073

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)		(in thousands)
Net revenues:
Retail store	$24,353	$23,681	$50,335	$48,916
Direct marketing	18,860	22,051	42,839	48,913

Total net revenue	$43,213	$45,732	$93,174	$97,829

Operating loss:
Retail store	$(7,675)	$(5,805)	$(14,271)	$(10,721)
Direct marketing	(1,389)	(1,090)	(2,591)	(1,481)

Operating loss	$(9,064)	$(6,895)	$(16,862)	$(12,202)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategy is to improve upon our competitive position as a direct marketing company; to improve productivity in our existing dELiA*s specialty retail stores; to expand our retail store base; and to carry out such strategy while controlling costs.

We believe that improving productivity in both the retail and direct channels will be the key element in driving short-term growth. We expect to slow our growth of retail store net square footage to a single digit rate until we see consistent productivity in both channels. As market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

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

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.3%	67.3%	69.9%	67.5%

Gross profit	28.7%	32.7%	30.1%	32.5%

Operating expenses:
Selling, general and administrative expenses	49.9%	47.8%	48.4%	45.0%
Other operating income	(0.2%)	0.0%	(0.2%)	0.0%

Total operating expenses	49.7%	47.8%	48.2%	45.0%

Operating loss	(21.0%)	(15.1%)	(18.1%)	(12.5%)
Interest (expense) income, net	(0.2%)	(0.1%)	(0.2%)	0.0%

Loss before income taxes	(21.2%)	(15.2%)	(18.3%)	(12.5%)
Benefit for income taxes	(5.3%)	(5.0%)	(4.7%)	(4.0%)

Net loss	(15.9%)	(10.2%)	(13.6%)	(8.5%)

Thirteen Weeks Ended July 31, 2010 Compared to Thirteen Weeks Ended August 1, 2009

Revenues

Total Revenues. Total revenues decreased 5.5% to $43.2 million in the quarter ended July 31, 2010 from $45.7 million in the quarter ended August 1, 2009.

Direct Marketing Revenues. Direct marketing revenues decreased 14.5% to $18.9 million in the quarter ended July 31, 2010 from $22.1 million in the quarter ended August 1, 2009. The revenue decrease was primarily due to lower clearance and full price sales.

Retail Store Revenues. Retail store revenues increased 2.8% to $24.4 million in the quarter ended July 31, 2010 from $23.7 million in the quarter ended August 1, 2009. The revenue increase was driven by new store openings offset by a comparable store sales decrease of 6.8% over the prior year period. During the quarter ended July 31, 2010, we opened seven new stores, including one remodel and one relocation, and ended with 115 stores in operation as compared to the 104 stores in operation as of August 1, 2009.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2010		August 1, 2009		July 31, 2010		August 1, 2009
Channel net revenues (in thousands):
Retail	$24,353		$23,681		$50,335		$48,916
Direct	18,860		22,051		42,839		48,913

Total net revenues	$43,213		$45,732		$93,174		$97,829

Catalogs Mailed (in thousands)	8,562		9,163		17,662		18,493

Number of Stores:
Beginning of period	111		99		109		97
Stores opened	7	*	6	**	9	*	9	**
Stores closed	3	*	1	**	3	*	2	**

End of Period	115		104		115		104

Total Gross Sq. Ft. End of Period (in thousands)	440.4		395.7		440.4		395.7

*	Totals include one store that was closed, remodeled and reopened in the second quarter of fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2010.
**	Totals include one store that was closed, remodeled and reopened in the first quarter of fiscal 2009, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2009.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended July 31, 2010 was $12.4 million or 28.7% of revenues as compared to $15.0 million or 32.7% of revenues in the quarter ended August 1, 2009.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended July 31, 2010 was $8.4 million or 44.4% of revenues as compared to $9.7 million or 44.1% of revenues for the quarter ended August 1, 2009. The improvement in gross profit, as a percentage of sales, was driven by an increase in postage, handling and other income partially offset by lower merchandise margins.

Retail Store Gross Profit. Retail store gross profit for the quarter ended July 31, 2010 was $4.0 million or 16.5% of revenues as compared to $5.2 million or 22.1% of revenues for the quarter ended August 1, 2009. The decrease in gross profit, as a percentage of sales, was primarily due to lower merchandise margins and the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) increased to 49.9% for the quarter ended July 31, 2010 from 47.8% for the quarter ended August 1, 2009. In total dollars, SG&A decreased to $21.5 million in the quarter ended July 31, 2010 from $21.9 million in the quarter ended August 1, 2009. The increase in SG&A as a percentage of sales reflects the deleveraging of selling, overhead and depreciation expenses on lower sales.

Direct Marketing SG&A. Direct marketing SG&A decreased to $9.8 million in the quarter ended July 31, 2010 from $10.8 million in the quarter ended August 1, 2009. As a percentage of related revenues, the direct marketing SG&A increased to 52.0% in the quarter ended July 31, 2010 from 49.1% in the quarter ended August 1, 2009. The reduction in dollars was driven by reduced catalog circulation. The increase in SG&A as a percentage of sales reflects the deleveraging of selling and overhead expenses.

Retail Store SG&A. Retail SG&A increased to $11.7 million in the quarter ended July 31, 2010 from $11.0 million in the quarter ended August 1, 2009. As a percentage of related revenues, retail SG&A increased to 48.2% in the quarter ended July 31, 2010 from 46.6% for the quarter ended August 1, 2009. The increase in SG&A as a percentage of sales reflects the deleveraging of selling, overhead and depreciation expenses.

Other Operating Income

Other operating income of $94,000 for the second quarter of fiscal 2010 represents breakage income. There was no breakage income recorded in the second quarter of fiscal 2009.

Operating Loss

Total Operating Loss. Our total operating loss was $9.1 million for the quarter ended July 31, 2010 as compared to a loss of $6.9 million for the quarter ended August 1, 2009.

Direct Marketing Operating Loss. Direct marketing operating loss was $1.4 million for the quarter ended July 31, 2010 as compared to a loss of $1.1 million for the quarter ended August 1, 2009.

Retail Store Operating Loss. Operating loss from retail stores was $7.7 million for the quarter ended July 31, 2010 as compared to a loss of $5.8 million for the quarter ended August 1, 2009.

Interest expense, net

We recorded net interest expense of $82,000 in the quarter ended July 31, 2010 as compared with net interest expense of $53,000 in the quarter ended August 1, 2009. Interest expense for fiscal 2010 was related to costs associated with our Letter of Credit Agreement with Wells Fargo. Interest expense for fiscal 2009 related to our Restated Credit Facility with Wells Fargo, the mortgage note for our Hanover, Pennsylvania distribution center, and costs associated with our Letter of Credit Agreement. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit of $2.3 million in each of the quarters ended July 31, 2010 and August 1, 2009.

Twenty-Six Weeks Ended July 31, 2010 Compared to Twenty-Six Weeks Ended August 1, 2009

Revenues

Total Revenues. Total revenues decreased 4.8% to $93.2 million in the twenty-six weeks ended July 31, 2010 from $97.8 million in the twenty-six weeks ended August 1, 2009.

Direct Marketing Revenues. Direct marketing revenues decreased 12.4% to $42.8 million in the twenty-six weeks ended July 31, 2010 from $48.9 million in the twenty-six weeks ended August 1, 2009. The revenue decrease was primarily due to lower clearance and full price sales.

Retail Store Revenues. Retail store revenues increased 2.9% to $50.3 million in the twenty-six weeks ended July 31, 2010 from $48.9 million in the twenty-six weeks ended August 1, 2009. The revenue increase was driven by new store openings offset by a comparable store sales decrease of 7.7% over the prior year period. During the twenty-six weeks ended July 31, 2010, we opened nine new stores, including one remodel and one relocation, and ended with 115 stores in operation as compared to the 104 stores in operation as of August 1, 2009.

Gross Profit

Total Gross Profit. Total gross profit for the twenty-six weeks ended July 31, 2010 was $28.0 million or 30.1% of revenues as compared to $31.8 million or 32.5% of revenues in the twenty-six weeks ended August 1, 2009.

Direct Marketing Gross Profit. Direct marketing gross profit for the twenty-six weeks ended July 31, 2010 was $18.9 million or 44.2% of revenues as compared to $21.0 million or 42.9% of revenues for the twenty-six weeks ended August 1, 2009. The improvement in gross profit, as a percentage of sales, was primarily driven by increased merchandise margins.

Retail Store Gross Profit. Retail store gross profit for the twenty-six weeks ended July 31, 2010 was $9.1 million or 18.1% of revenues as compared to $10.9 million or 22.2% of revenues for the twenty-six weeks ended August 1, 2009. The decrease in gross profit, as a percentage of sales, was due to reduced merchandise margins and the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) increased to 48.4% for the twenty-six weeks ended July 31, 2010 from 45.0% for the twenty-six weeks ended August 1, 2009. In total dollars, SG&A increased to $45.1 million in the twenty-six weeks ended July 31, 2010 from $44.0 million in the twenty-six weeks ended August 1, 2009. Included in the twenty-six weeks of fiscal 2010 is a pre-tax severance charge of $1.4 million. SG&A excluding the aforementioned severance charge was $43.7 million, or 46.9% of sales. The increase in SG&A as a percentage of sales reflects the deleveraging of selling, overhead and depreciation expenses.

Direct Marketing SG&A. Direct marketing SG&A, which include a severance charge of $0.7 million, decreased to $21.6 million in the twenty-six weeks ended July 31, 2010 from $22.4 million in the twenty-six weeks ended August 1, 2009. As a percentage of related revenues, the direct marketing SG&A increased to 50.5% in the twenty-six weeks ended July 31, 2010 from 45.9% in the twenty-six weeks ended August 1, 2009. The reduction in dollars was driven by reduced catalog circulation. The increase in SG&A as a percentage of sales reflects the deleveraging of selling and overhead expenses.

Retail Store SG&A. Retail SG&A, which include a severance charge of $0.7 million, increased to $23.5 million in the twenty-six weeks ended July 31, 2010 from $21.6 million in the twenty-six weeks ended August 1, 2009. As a percentage of related revenues, retail SG&A increased to 46.7% in the twenty-six weeks ended July 31, 2010 from 44.1% for the twenty-six weeks ended August 1, 2009. The increase in SG&A as a percentage of sales reflects the deleveraging of selling, overhead and depreciation expenses.

Other Operating Income

Other operating income of $238,000 for the twenty-six weeks of fiscal 2010 represents breakage income. There was no breakage income recorded in the twenty-six weeks of fiscal 2009.

Operating Loss

Total Operating Loss. Our total operating loss was $16.9 million for the twenty-six weeks ended July 31, 2010 as compared to a loss of $12.2 million for the twenty-six weeks ended August 1, 2009. Included in the twenty-six weeks of fiscal 2010 is a pre-tax severance charge of $1.4 million. Our total operating loss for the twenty-six weeks ended July 31, 2010, adjusted to exclude the aforementioned severance charge, was $15.5 million.

Direct Marketing Operating Loss. Direct marketing operating loss, adjusted to exclude the aforementioned severance charge, was $1.9 million for the twenty-six weeks ended July 31, 2010 as compared to a loss of $1.5 million for the twenty-six weeks ended August 1, 2009.

Retail Store Operating Loss. Operating loss from retail stores, adjusted to exclude the aforementioned severance charge, was $13.6 million for the twenty-six weeks ended July 31, 2010 as compared to a loss of $10.7 million for the twenty-six weeks ended August 1, 2009.

Interest expense, net

We recorded net interest expense of $169,000 in the twenty-six weeks ended July 31, 2010 as compared with net interest expense of $44,000 in the twenty-six weeks ended August 1, 2009. Interest expense for fiscal 2010 was related to costs associated with our Letter of Credit Agreement. Interest expense for fiscal 2009 related to our Restated Credit Facility, the mortgage note for our Hanover, Pennsylvania distribution center, and costs associated with our Letter of Credit Agreement. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit of $4.4 million in the twenty-six weeks ended July 31, 2010 and an income tax benefit of $3.9 million for the twenty-six weeks ended August 1, 2009.

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

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to the Restated Credit Facility with Wells Fargo which expired by its terms on June 26, 2009. The Restated Credit Facility was a secured revolving credit facility that the Company could draw upon for working capital and capital expenditure requirements and had an initial credit limit of $25 million, which was subsequently increased to $30 million. The Restated Credit Facility, as amended, allowed for letters of credit up to an aggregate amount of $15 million.

Upon the expiration of the Restated Credit Facility, the Company entered into a letter of credit agreement (“Letter of Credit Agreement”) with Wells Fargo. The Letter of Credit Agreement, which has a maturity date of June 26, 2011, provides for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords, insurance providers and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15,000,000 or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15,750,000. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, have been pledged as collateral for these obligations.

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

As of July 31, 2010, there were approximately $8.1 million of outstanding letters of credit under the Letter of Credit Agreement. The cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.5 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, has been reclassified to current assets as of July 31, 2010 since the restriction relates to the Letter of Credit Agreement which now expires within one year.

We were a party to a mortgage loan agreement related to the purchase of our distribution center in Hanover, Pennsylvania. The mortgage note was amortized on a fifteen-year schedule and was to originally mature with a balloon payment of $2.3 million in September 2008, but was subsequently extended to mature in September 2009. The loan bore interest at LIBOR plus 225 basis points and was subject to quarterly financial covenants. The mortgage loan was secured by the distribution center and related property. The Company paid off the remaining balance of the mortgage, which was approximately $2.1 million, on September 30, 2009.

Operating Activities

Net cash used in operating activities was $22.1 million in the twenty-six weeks ended July 31, 2010, compared with $48.6 million in the twenty-six weeks ended August 1, 2009. The cash used in operating activities in the twenty-six weeks ended July 31, 2010 was due primarily to funding the net operating loss and inventory purchases. The cash used in operating activities in the twenty-six weeks ended August 1, 2009 was due primarily to the payment of income taxes, the funding of a restricted cash account to support outstanding letters of credit and funding the net operating loss.

Investing Activities

Cash used in investing activities was $4.4 million in the twenty-six weeks ended July 31, 2010, compared with $7.1 million in the twenty-six weeks ended August 1, 2009. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Financing Activities

Cash provided by financing activities was $1,000 in the twenty-six weeks ended July 31, 2010, related to the exercise of employee stock options. Cash used in financing activities in the twenty-six weeks ended August 1, 2009 was $109,000, related to payments on the mortgage note payable.

Contractual Obligations

The following table presents our significant contractual obligations as of July 31, 2010 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$125,868	$18,163	$34,446	$32,457	$40,802
Purchase Obligations (2)	32,202	31,702	500	—	—
Future Severance-Related Payments (3)	1,974	1,974	—	—	—

Total	$160,044	$51,839	$34,946	$32,457	$40,802

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a media services agreement (see Note 12 to our condensed consolidated financial statements) entered into in connection with the Spinoff. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. We recorded revenues of $133,000 and $206,000 for the thirteen and twenty-six week periods ended July 31, 2010, respectively, and $125,000 and $237,000 for the thirteen and twenty-six week periods ended August 1, 2009, respectively, in our financial statements in accordance with the terms of the media services agreement.

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

For the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, we recorded no impairment charges in our condensed consolidated statements of operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The adoption did not have a material impact on our condensed consolidated financial statements. However, the Company intends to adopt the remaining disclosure requirements when they become effective in the first quarter of fiscal 2011. The Company is in the process of evaluating these additional disclosure requirements and does not expect they will have a significant impact on its condensed consolidated financial statements.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of July 31, 2010, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, July 31, 2010, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2010 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(A)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: September 9, 2010	By	/S/ WALTER KILLOUGH
Walter Killough
Chief Executive Officer

Date: September 9, 2010	By	/S/ DAVID J. DICK
David J. Dick
Chief Financial Officer