Form 10-Q
period 2010-10-30
dELiAs, Inc.
filed 2010-12-09
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of December 8, 2010 the registrant had 31,315,091 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at October 30, 2010 (unaudited), January 30, 2010 and October 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended October 30, 2010 (unaudited) and October 31, 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks and Thirty-Nine Weeks Ended October 30, 2010 (unaudited) and October 31, 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	26

Item 4.	Removed and Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

	SIGNATURES
	EXHIBIT INDEX
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	October 30, 2010	January 30, 2010	October 31, 2009
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,356	$41,646	$26,396
Inventories, net	41,838	33,702	36,936
Prepaid catalog costs	3,934	2,354	4,765
Restricted cash	7,285	—	—
Deferred income taxes	1,138	1,138	2,000
Other current assets	12,393	12,954	11,187

TOTAL CURRENT ASSETS	80,944	91,794	81,284

PROPERTY AND EQUIPMENT, NET	52,444	55,342	56,484
GOODWILL	4,462	12,073	12,073
INTANGIBLE ASSETS, NET	2,419	2,419	2,423
RESTRICTED CASH	—	7,540	15,753
OTHER ASSETS	139	223	563

TOTAL ASSETS	$140,408	$169,391	$168,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,559	$24,562	$22,231
Accrued expenses and other current liabilities	21,257	26,173	27,073
Income taxes payable	825	733	715

TOTAL CURRENT LIABILITIES	44,641	51,468	50,019

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	11,633	12,110	12,163

TOTAL LIABILITIES	56,274	63,578	62,182

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,312,591, 31,309,216 and 31,201,514 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	99,292	98,636	98,430
(Accumulated deficit) retained earnings	(15,189)	7,146	7,937

TOTAL STOCKHOLDERS’ EQUITY	84,134	105,813	106,398

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,408	$169,391	$168,580

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

NET REVENUES	$60,610	$59,736	$153,784	$157,565
Cost of goods sold	39,838	37,957	104,976	103,968

GROSS PROFIT	20,772	21,779	48,808	53,597

Selling, general and administrative expenses	24,450	23,678	69,587	67,698
Impairment of goodwill	7,611	—	7,611	—
Other operating income	(63)	—	(301)	—

TOTAL OPERATING EXPENSES	31,998	23,678	76,897	67,698

OPERATING LOSS	(11,226)	(1,899)	(28,089)	(14,101)
Interest expense, net	(91)	(97)	(261)	(141)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,317)	(1,996)	(28,350)	(14,242)
Benefit for income taxes	(1,655)	(650)	(6,015)	(4,598)

LOSS FROM CONTINUING OPERATIONS	(9,662)	(1,346)	(22,335)	(9,644)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	5	—	11

NET LOSS	$(9,662)	$(1,341)	$(22,335)	$(9,633)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.31)	$(0.04)	$(0.72)	$(0.31)
INCOME FROM DISCONTINUED OPERATIONS	$—	$—	$—	$—

NET LOSS	$(0.31)	$(0.04)	$(0.72)	$(0.31)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,105,983	31,036,236	31,103,574	31,033,822

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,335)	$(9,633)
Income from discontinued operations	—	11

Loss from continuing operations	(22,335)	(9,644)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	7,835	7,479
Stock-based compensation	651	700
Impairment of goodwill	7,611	—
Changes in operating assets and liabilities:
Inventories	(8,136)	(2,994)
Prepaid catalog costs and other assets	(935)	(7,845)
Restricted cash	255	(15,753)
Income taxes payable	92	(24,528)
Accounts payable, accrued expenses and other liabilities	(6,674)	(1,040)

Total adjustments	699	(43,981)

Net cash used in operating activities of continuing operations	(21,636)	(53,625)
Net cash provided by operating activities of discontinued operations	—	11

NET CASH USED IN OPERATING ACTIVITIES	(21,636)	(53,614)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,659)	(10,299)

NET CASH USED IN INVESTING ACTIVITIES	(5,659)	(10,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	—	(2,205)
Proceeds from the exercise of employee stock options	5	2

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5	(2,203)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,290)	(66,116)

CASH AND CASH EQUIVALENTS, beginning of period	41,646	92,512

CASH AND CASH EQUIVALENTS, end of period	$14,356	$26,396

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$136	$199

Cash paid during the period for taxes	$171	$25,134

Capital expenditures incurred not yet paid	$184	$1,257

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the discussion and analysis below, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries and its predecessors, and when we refer to the “Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders. The accompanying financial information for the periods ended October 30, 2010 and October 31, 2009 is unaudited. The accompanying condensed consolidated balance sheet information at January 30, 2010 was derived from the audited consolidated balance sheet at January 30, 2010.

1. Basis of Presentation

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based specialty retail stores. Through our catalogs and e-commerce web pages, we sell many name brand products, along with our own proprietary brand products, directly to consumers, including apparel, accessories, footwear and room furnishings. Our mall-based specialty retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at October 30, 2010 and October 31, 2009 and for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 30, 2010 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

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

Fair Value of Financial Instruments

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value. Our non-financial assets, which include property and equipment, goodwill and indefinite-lived intangibles, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 5.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of October 30, 2010, January 30, 2010 and October 31, 2009 were approximately $1.9 million, $635,000 and $1.7 million, respectively.

Valuation of Long-Lived Assets

In accordance with ASC 360, Property, Plant & Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. There was no impairment charge recorded for the thirteen and thirty-nine weeks ended October 30, 2010 or October 31, 2009.

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

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009:

	For Thirteen Weeks Ended		For Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Options, warrants and restricted shares	6,948,934	7,263,520	6,951,344	7,265,934
Conversion of 5.375% Convertible Debentures	873	873	873	873

Total	6,949,807	7,264,393	6,952,217	7,266,807

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The adoption did not have a material impact on our condensed consolidated financial statements. The Company intends to adopt the remaining disclosure requirements when they become effective in the first quarter of fiscal 2011. The Company does not expect the additional disclosure requirements of ASU 2010-06 will have any impact on its condensed consolidated financial statements.

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	October 30, 2010	January 30, 2010	October 31, 2009
Income taxes receivable	$6,394	$7,235	$5,480
Other current assets	5,999	5,719	5,707

	$12,393	$12,954	$11,187

4. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	October 30, 2010	January 30, 2010	October 31, 2009
Construction in progress	$383	$1,760	$2,464
Computer equipment	11,073	10,057	9,671
Machinery and equipment	125	125	125
Office furniture	20,392	19,086	18,595
Leasehold improvements	54,363	50,371	48,622
Building	7,559	7,559	7,559
Land	500	500	500

	94,395	89,458	87,536
Less: accumulated depreciation and amortization	(41,951)	(34,116)	(31,052)

	$52,444	$55,342	$56,484

Depreciation and amortization expense related to property and equipment was approximately $2.7 million and $7.8 million for the thirteen and thirty-nine week periods ended October 30, 2010, respectively, and $2.6 million and $7.5 million for the thirteen and thirty-nine week periods ended October 31, 2009, respectively.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Impairment of Goodwill

During the third quarter of fiscal 2010, management determined that an interim goodwill impairment test was appropriate based on the performance of the direct segment not meeting expectations, the current business climate, as well as other factors. Thus, we performed an interim goodwill impairment test using discounted cash flow projections and concluded that the carrying value of our direct marketing goodwill exceeded the implied fair value based on the estimated fair value of the direct marketing reporting unit. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $7.6 million. This charge is expected to have no impact on the Company’s business operations or bank credit relationships. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any further decline in the estimated fair value could result in additional impairments.

6. Intangible Assets

Intangible assets consisted of the following (in thousands):

	October 30, 2010		January 30, 2010		October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Mailing lists	$78	$78	$78	$78	$78	$78
Noncompetition agreements	390	390	390	390	390	390
Websites	689	689	689	689	689	689
Leaseholds	190	190	190	190	190	186

	$1,347	$1,347	$1,347	$1,347	$1,347	$1,343

Nonamortizable intangible assets:
Trademarks	$2,419	$—	$2,419	$—	$2,419	$—

Amortization expense was $-0- for both the thirteen and thirty-nine week periods ended October 30, 2010, and $5,500 and $17,800 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively.

7. Credit Facility

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

Upon the expiration of the Restated Credit Facility on June 26, 2009, the Company entered into a letter of credit agreement (“Letter of Credit Agreement”) with Wells Fargo. The Letter of Credit Agreement, which has a maturity date of June 26, 2011, provides for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15 million or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15.8 million. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, have been pledged as collateral for these obligations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of October 30, 2010, there were approximately $6.9 million of outstanding letters of credit under the Letter of Credit Agreement. The cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $7.3 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, has been included in current assets as of October 30, 2010 since the restriction relates to the Letter of Credit Agreement which now expires within one year.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 30,	January 30,	October 31,
	2010	2010	2009
Accrued sales tax	$673	$618	$941
Accrued payroll, bonus, taxes and withholdings	668	1,445	554
Accrued professional services	547	486	589
Credits due to customers	11,523	13,349	15,338
Allowance for sales returns	1,027	1,100	956
Accrued capital expenditures	184	785	1,179
Other accrued expenses	6,635	8,390	7,516

	$21,257	$26,173	$27,073

9. Mortgage Note Payable

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

10. Share-Based Compensation

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

Included in selling, general and administrative expense in the financial statements was stock-based compensation expense of approximately $177,000 and $651,000 for the thirteen and thirty-nine week periods ended October 30, 2010, respectively, and $235,000 and $700,000 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, related to employee stock options and restricted stock.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The per share weighted average fair value of stock options granted during the thirty-nine weeks ended October 30, 2010 was $1.14. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirty-Nine Weeks Ended
October 30, 2010
Dividend yield	—
Risk-free interest rate	2.6%
Expected life (in years)	6.25
Historical volatility	62%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 30, 2010	6,106,229	$7.01
Options granted	534,250	1.88
Options exercised	(3,375)	1.59
Options cancelled	(773,276)	4.85

Options outstanding at October 30, 2010	5,863,828	$6.79

Options exercisable at October 30, 2010	4,724,703	$7.91

As of October 30, 2010, there was $603,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.

11. Stockholders’ equity

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

Warrants and Convertible Debentures

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We have agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As of October 30, 2010, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures. When the remaining conversions occur, the remaining 873 related shares will be recorded as a component of stockholders’ equity and have no impact on our statement of operations.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Subsequent to the end of the Company’s fiscal quarter ended October 30, 2010, Alloy, Inc. was acquired by an investor group led by Zelnick Media and is no longer a public company. As a result of such transaction, the above debentures are no longer outstanding.

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen and thirty-nine weeks ended October 30, 2010 or October 31, 2009.

12. Interest Expense, Net

Interest expense and income are presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest expense for fiscal 2010 relates to costs associated with our Letter of Credit Agreement. Interest expense for fiscal 2009 related to our Restated Credit Facility, the mortgage note for our Hanover, Pennsylvania distribution center (which was paid off in September 2009) and costs associated with the Letter of Credit Agreement. Interest expense for the thirteen and thirty-nine week periods ended October 30, 2010 was $95,000 and $275,000, respectively, and for the thirteen and thirty-nine week periods ended October 31, 2009 was $125,000 and $361,000, respectively. Interest income for the thirteen and thirty-nine week periods ended October 30, 2010 was $4,000 and $14,000, respectively, and for the thirteen and thirty-nine week periods ended October 31, 2009 was $28,000 and $220,000, respectively.

13. Spinoff Related Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf, through a Media Services Agreement (the “Original Agreement”) entered into in connection with the Spinoff. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $63,000 and $269,000 for the thirteen and thirty-nine week periods ended October 30, 2010, respectively, and $75,000 and $312,000 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, in our financial statements in accordance with the terms of the Original Agreement.

On November 16, 2010, the Company entered into an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) with Alloy, Inc. The A/R Media Services Agreement replaces the Original Agreement, which expires by its terms on December 19, 2010, and is effective on December 20, 2010, upon expiration of the Original Agreement. The A/R Media Services Agreement provides, among other things, that Alloy will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, upsell arrangements, catalog advertisements and insertions, sampling and in-store promotions, and database collection and marketing. The A/R Media Services Agreement expires on December 20, 2015.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. We have compensated Alloy, Inc. approximately $285,000 and $620,000 for the thirteen and thirty-nine week periods ended October 30, 2010, respectively, and $318,000 and $985,000 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, in relation to the services provided under these agreements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

14. Income Taxes

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

At October 30, 2010, the Company had a liability for unrecognized tax benefits of $338,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $338,000 is an accrual of $101,000 for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen and thirty-nine weeks ended October 30, 2010. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

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

15. Litigation

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

	Direct Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
October 30, 2010	$59,068	$81,340	$140,408
January 30, 2010	94,935	74,456	169,391
October 31, 2009	89,338	79,242	168,580
Capital Expenditures (accrual basis)
October 30, 2010 - 39 weeks ended	$185	$4,752	$4,937
October 31, 2009 - 39 weeks ended	101	10,919	11,020
Depreciation and Amortization
October 30, 2010 - 39 weeks ended	$956	$6,879	$7,835
October 31, 2009 - 39 weeks ended	1,096	6,383	7,479
Goodwill
October 30, 2010	$4,462	$—	$4,462
January 30, 2010	12,073	—	12,073
October 31, 2009	12,073	—	12,073

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)		(in thousands)
Net revenues:
Retail store	$37,203	$35,235	$87,538	$84,151
Direct marketing	23,407	24,501	66,246	73,414

Total net revenue	$60,610	$59,736	$153,784	$157,565

Operating loss:
Retail store	$(1,944)	$(1,231)	$(16,220)	$(11,955)
Direct marketing	(9,282)	(668)	(11,869)	(2,146)

Operating loss	$(11,226)	$(1,899)	$(28,089)	$(14,101)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel, specialty retailer of apparel and accessories comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), catalogs, e-commerce web pages, and mall-based dELiA*s specialty retail stores are designed to appeal directly to our core customers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our base of dELiA*s retail stores.

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

Goals

We believe that focusing on our brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	Delivering low-to mid-single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	Driving low to mid-single digit top-line growth in direct marketing, through targeted circulation in productive mailing segments;

•	Improving gross profit margins each year by 50 basis points;

•	Developing retail merchandising assortments that emphasize key sportswear categories more effectively;

•	Improving our retail store metrics through increased focus on the selling culture, with emphasis on key item selling, and thereby improving productivity;

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

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.7%	63.5%	68.3%	66.0%

Gross profit	34.3%	36.5%	31.7%	34.0%

Operating expenses:
Selling, general and administrative expenses	40.3%	39.6%	45.2%	43.0%
Impairment of goodwill	12.6%	0.0%	4.9%	0.0%
Other operating income	(0.1%)	0.0%	(0.2%)	0.0%

Total operating expenses	52.8%	39.6%	49.9%	43.0%

Operating loss	(18.5%)	(3.2%)	(18.2%)	(8.9%)
Interest expense, net	(0.1%)	(0.2%)	(0.2%)	(0.1%)

Loss before benefit for income taxes	(18.6%)	(3.3%)	(18.4%)	(9.0%)
Benefit for income taxes	(2.7%)	(1.1%)	(3.9%)	(2.9%)

Loss from continuing operations	(15.9%)	(2.3%)	(14.5%)	(6.1%)
Income from discontinued operations	0.0%	0.0%	0.0%	0.0%

Net loss	(15.9%)	(2.2%)	(14.5%)	(6.1%)

Thirteen Weeks Ended October 30, 2010 Compared to Thirteen Weeks Ended October 31, 2009

Revenues

Total Revenues. Total revenues increased 1.5% to $60.6 million in the quarter ended October 30, 2010 from $59.7 million in the quarter ended October 31, 2009.

Direct Marketing Revenues. Direct marketing revenues decreased 4.5% to $23.4 million in the quarter ended October 30, 2010 from $24.5 million in the quarter ended October 31, 2009. The revenue decrease was primarily due to lower full price sales.

Retail Store Revenues. Retail store revenues increased 5.6% to $37.2 million in the quarter ended October 30, 2010 from $35.2 million in the quarter ended October 31, 2009. The revenue increase was driven by new store openings offset by a comparable store sales decrease of 0.4% over the prior year period. During the quarter ended October 30, 2010, we did not open, remodel or relocate any new stores, and ended with 115 stores in operation as compared to the 108 stores in operation as of October 31, 2009.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,		October 31,
	2010	2009	2010		2009
Channel net revenues (in thousands):
Retail	$37,203	$35,235	$87,538		$84,151
Direct	23,407	24,501	66,246		73,414

Total net revenues	$60,610	$59,736	$153,784		$157,565

Catalogs Mailed (in thousands)	13,560	14,576	31,222		33,148

Number of Stores:
Beginning of period	115	104	109		97
Stores opened	—	4	9	*	13	**
Stores closed	—	—	3	*	2	**

End of Period	115	108	115		108

Total Gross Sq. Ft. End of Period (in thousands)	440.4	411.7	440.4		411.7

*	Totals include one store that was closed, remodeled and reopened in the second quarter of fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2010.
**	Totals include one store that was closed, remodeled and reopened in the first quarter of fiscal 2009, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2009.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended October 30, 2010 was $20.8 million or 34.3% of revenues as compared to $21.8 million or 36.5% of revenues in the quarter ended October 31, 2009.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended October 30, 2010 was $9.9 million or 42.2% of revenues as compared to $10.9 million or 44.5% of revenues for the quarter ended October 31, 2009. The decrease in gross profit, as a percentage of sales, was due to lower merchandise margins caused by increased promotional and clearance activity.

Retail Store Gross Profit. Retail store gross profit for the quarter ended October 30, 2010 was $10.9 million or 29.3% of revenues as compared to $10.9 million or 30.9% of revenues for the quarter ended October 31, 2009. The decrease in gross profit, as a percentage of sales, was primarily due to lower merchandise margins and the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) increased to 40.3% for the quarter ended October 30, 2010 from 39.6% for the quarter ended October 31, 2009. In total dollars, SG&A increased to $24.5 million in the quarter ended October 30, 2010 from $23.7 million in the quarter ended October 31, 2009. The increase in SG&A as a percentage of sales reflects the deleveraging of overhead expenses.

Direct Marketing SG&A. Direct marketing SG&A were $11.6 million in the quarter ended October 30, 2010 compared to $11.6 million in the quarter ended October 31, 2009. As a percentage of related revenues, the direct marketing SG&A increased to 49.5% in the quarter ended October 30, 2010 from 47.2% in the quarter ended October 31, 2009. The increase in SG&A as a percentage of sales reflects the deleveraging of selling and overhead expenses.

Retail Store SG&A. Retail SG&A increased to $12.9 million in the quarter ended October 30, 2010 from $12.1 million in the quarter ended October 31, 2009. As a percentage of related revenues, retail SG&A increased to 34.6% in the quarter ended October 30, 2010 from 34.4% for the quarter ended October 31, 2009. The increase in SG&A in dollars was due to additional store count and increased overhead expenses.

Impairment of goodwill

We recorded a non-cash goodwill impairment charge of $7.6 million related to the direct marketing reporting unit in the third quarter of fiscal 2010. There was no impairment charge recorded in the third quarter of fiscal 2009. See Note 5 to the condensed consolidated financial statements.

Other Operating Income

Other operating income of $63,000 for the third quarter of fiscal 2010 represents breakage income. There was no breakage income recorded in the third quarter of fiscal 2009.

Operating Loss

Total Operating Loss. Our total operating loss was $11.2 million for the quarter ended October 30, 2010 as compared to a loss of $1.9 million for the quarter ended October 31, 2009. Included in the thirteen weeks ended October 30, 2010 is a non-cash goodwill impairment charge of $7.6 million. Our total operating loss for the thirteen weeks ended October 30, 2010, adjusted to exclude the aforementioned impairment charge, was $3.6 million.

Direct Marketing Operating Loss. Direct marketing operating loss, adjusted to exclude the aforementioned impairment charge, was $1.7 million for the quarter ended October 30, 2010 as compared to a loss of $0.7 million for the quarter ended October 31, 2009.

Retail Store Operating Loss. Operating loss from retail stores was $1.9 million for the quarter ended October 30, 2010 as compared to a loss of $1.2 million for the quarter ended October 31, 2009.

Interest expense, net

We recorded net interest expense of $91,000 in the quarter ended October 30, 2010 as compared with net interest expense of $97,000 in the quarter ended October 31, 2009. Interest expense for the third quarter of fiscal 2010 was related to costs associated with our Letter of Credit Agreement with Wells Fargo. Interest expense for the third quarter of fiscal 2009 related to the mortgage note for our Hanover, Pennsylvania distribution center and costs associated with our Letter of Credit Agreement. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit of $1.7 million for the fiscal quarter ended October 30, 2010 and $0.7 million for the fiscal quarter ended October 31, 2009.

Thirty-Nine Weeks Ended October 30, 2010 Compared to Thirty-Nine Weeks Ended October 31, 2009

Revenues

Total Revenues. Total revenues decreased 2.4% to $153.8 million in the thirty-nine weeks ended October 30, 2010 from $157.6 million in the thirty-nine weeks ended October 31, 2009.

Direct Marketing Revenues. Direct marketing revenues decreased 9.8% to $66.2 million in the thirty-nine weeks ended October 30, 2010 from $73.4 million in the thirty-nine weeks ended October 31, 2009. The revenue decrease was primarily due to lower clearance and full price sales.

Retail Store Revenues. Retail store revenues increased 4.0% to $87.5 million in the thirty-nine weeks ended October 30, 2010 from $84.2 million in the thirty-nine weeks ended October 31, 2009. The revenue increase was driven by new store openings offset by a comparable store sales decrease of 4.8% over the prior year period. During the thirty-nine weeks ended October 30, 2010, we opened nine new stores, including one remodel and one relocation, and ended with 115 stores in operation as compared to the 108 stores in operation as of October 31, 2009.

Gross Profit

Total Gross Profit. Total gross profit for the thirty-nine weeks ended October 30, 2010 was $48.8 million or 31.7% of revenues as compared to $53.6 million or 34.0% of revenues in the thirty-nine weeks ended October 31, 2009.

Direct Marketing Gross Profit. Direct marketing gross profit for the thirty-nine weeks ended October 30, 2010 was $28.8 million or 43.5% of revenues as compared to $31.9 million or 43.4% of revenues for the thirty-nine weeks ended October 31, 2009. The reduction in dollars was due to lower sales volume.

Retail Store Gross Profit. Retail store gross profit for the thirty-nine weeks ended October 30, 2010 was $20.0 million or 22.8% of revenues as compared to $21.7 million or 25.8% of revenues for the thirty-nine weeks ended October 31, 2009. The decrease in gross profit, as a percentage of sales, was due to reduced merchandise margins and the deleveraging of occupancy costs.

Operating Expenses

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) increased to 45.2% for the thirty-nine weeks ended October 30, 2010 from 43.0% for the thirty-nine weeks ended October 31, 2009. In total dollars, SG&A increased to $69.6 million in the thirty-nine weeks ended October 30, 2010 from $67.7 million in the thirty-nine weeks ended October 31, 2009. Included in the thirty-nine weeks of fiscal 2010 is a pre-tax severance charge of $1.4 million. SG&A excluding the aforementioned severance charge was $68.1 million, or 44.3% of sales. The increase in SG&A as a percentage of sales reflects the deleveraging of selling, overhead and depreciation expenses.

Direct Marketing SG&A. Direct marketing SG&A, which include a severance charge of $0.7 million, decreased to $33.2 million in the thirty-nine weeks ended October 30, 2010 from $34.0 million in the thirty-nine weeks ended October 31, 2009. As a percentage of related revenues, the direct marketing SG&A increased to 50.1% in the thirty-nine weeks ended October 30, 2010 from 46.4% in the thirty-nine weeks ended October 31, 2009. The reduction in dollars was driven by reduced catalog circulation. The increase in SG&A as a percentage of sales reflects the deleveraging of selling and overhead expenses.

Retail Store SG&A. Retail SG&A, which include a severance charge of $0.7 million, increased to $36.4 million in the thirty-nine weeks ended October 30, 2010 from $33.7 million in the thirty-nine weeks ended October 31, 2009. As a percentage of related revenues, retail SG&A increased to 41.6% in the thirty-nine weeks ended October 30, 2010 from 40.0% for the thirty-nine weeks ended October 31, 2009. The increase in SG&A as a percentage of sales reflects the deleveraging of selling, overhead and depreciation expenses.

Impairment of goodwill

We recorded a non-cash goodwill impairment charge of $7.6 million related to the direct marketing reporting unit in the thirty-nine weeks ended October 30, 2010. There was no impairment charge recorded for the thirty-nine weeks ended October 31, 2009. See Note 5 to the condensed consolidated financial statements.

Other Operating Income

Other operating income of $301,000 for the thirty-nine weeks of fiscal 2010 represents breakage income. There was no breakage income recorded in the thirty-nine weeks of fiscal 2009.

Operating Loss

Total Operating Loss. Our total operating loss was $28.1 million for the thirty-nine weeks ended October 30, 2010 as compared to a loss of $14.1 million for the thirty-nine weeks ended October 31, 2009. Included in the thirty-nine weeks of fiscal 2010 is a pre-tax severance charge of $1.4 million and a non-cash goodwill impairment charge of $7.6 million. Our total operating loss for the thirty-nine weeks ended October 30, 2010, adjusted to exclude the aforementioned severance and impairment charges, was $19.0 million.

Direct Marketing Operating Loss. Direct marketing operating loss, adjusted to exclude the aforementioned severance and impairment charges, was $3.6 million for the thirty-nine weeks ended October 30, 2010 as compared to a loss of $2.1 million for the thirty-nine weeks ended October 31, 2009.

Retail Store Operating Loss. Operating loss from retail stores, adjusted to exclude the aforementioned severance charge, was $15.5 million for the thirty-nine weeks ended October 30, 2010 as compared to a loss of $12.0 million for the thirty-nine weeks ended October 31, 2009.

Interest expense, net

We recorded net interest expense of $261,000 in the thirty-nine weeks ended October 30, 2010 as compared with net interest expense of $141,000 in the thirty-nine weeks ended October 31, 2009. Interest expense for fiscal 2010 was related to costs associated with our Letter of Credit Agreement. Interest expense for fiscal 2009 related to our Restated Credit Facility, the mortgage note for our Hanover, Pennsylvania distribution center, and costs associated with our Letter of Credit Agreement. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit of $6.0 million in the thirty-nine weeks ended October 30, 2010 and an income tax benefit of $4.6 million for the thirty-nine weeks ended October 31, 2009.

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

We expect our current cash balance, cash flow from operations and availability under our Letter of Credit Agreement will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the next twelve months. However, if we decide to accelerate growth of our retail operations beyond the ranges in our present retail strategy, or if cash balances and cash flow from operations are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

As of October 30, 2010, there were approximately $6.9 million of outstanding letters of credit under the Letter of Credit Agreement. The cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $7.3 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, has been included in current assets as of October 30, 2010 since the restriction relates to the Letter of Credit Agreement which now expires within one year.

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

Operating Activities

Net cash used in operating activities was $21.6 million in the thirty-nine weeks ended October 30, 2010, compared with $53.6 million in the thirty-nine weeks ended October 31, 2009. The cash used in operating activities in the thirty-nine weeks ended October 30, 2010 was due primarily to funding the net operating loss, inventory purchases, and settlements of credits due customers. The cash used in operating activities in the thirty-nine weeks ended October 31, 2009 was due primarily to the payment of income taxes, the funding of a restricted cash account to support outstanding letters of credit and funding the net operating loss.

Investing Activities

Cash used in investing activities was $5.7 million in the thirty-nine weeks ended October 30, 2010, compared with $10.3 million in the thirty-nine weeks ended October 31, 2009. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Financing Activities

Cash provided by financing activities was $5,000 in the thirty-nine weeks ended October 30, 2010, related to the exercise of employee stock options. Cash used in financing activities in the thirty-nine weeks ended October 31, 2009 was $2.2 million, related to payments on the mortgage note payable.

Contractual Obligations

The following table presents our significant contractual obligations as of October 30, 2010 (in thousands):

	Payments Due By Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Operating Lease Obligations (1)	$121,406	$18,059	$34,045	$32,247	$37,055
Purchase Obligations (2)	21,973	21,723	250	—	—
Future Severance-Related Payments (3)	2,087	2,087	—	—	—

Total	$145,466	$41,869	$34,295	$32,247	$37,055

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

We have long-term, non-cancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term, non-cancelable capital lease commitments for equipment.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores, pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a Media Services Agreement (the “Original Agreement”- see Note 12 to our condensed consolidated financial statements) entered into in connection with the Spinoff. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement. We recorded revenues of $63,000 and $269,000 for the thirteen and thirty-nine week periods ended October 30, 2010, respectively, and $75,000 and $312,000 for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, in our financial statements in accordance with the terms of the Original Agreement.

On November 16, 2010, the Company entered into an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) with Alloy, Inc. The A/R Media Services Agreement replaces the Original Agreement, which expires by its terms on December 19, 2010, and is effective on December 20, 2010, upon expiration of the Original Agreement. The A/R Media Services Agreement provides, among other things, that Alloy will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, upsell arrangements, catalog advertisements and insertions, sampling and in-store promotions, and database collection and marketing. The A/R Media Services Agreement expires on December 20, 2015.

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

During the third quarter of fiscal 2010, management determined that an interim goodwill impairment test was appropriate based on the performance of the direct segment not meeting expectations, the current business climate, as well as other factors. Thus, we performed an interim goodwill impairment test using discounted cash flow projections and concluded that the carrying value of our direct marketing goodwill exceeded the implied fair value based on the estimated fair value of the direct marketing reporting unit. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $7.6 million. This charge is expected to have no impact on the Company’s business operations or bank credit relationships. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any further decline in the estimated fair value could result in additional impairments.

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

For the thirteen and thirty-nine weeks ended October 30, 2010, we recorded no impairment charge in our condensed consolidated statements of operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The adoption did not have a material impact on our condensed consolidated financial statements. However, the Company intends to adopt the remaining disclosure requirements when they become effective in the first quarter of fiscal 2011. The Company does not expect the additional disclosure requirements of ASU 2010-06 will have any impact on its condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Letter of Credit Agreement to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes.

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

Inflation

In general, our costs, some of which include postage, paper, cotton, freight and energy costs, are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us during the past.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of October 30, 2010, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, October 30, 2010, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 30, 2010 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow ACS 450 Contingencies when assessing pending or potential litigation.

The information set forth in Part I, Note 15 to the Notes to Condensed Consolidated Financial Statements contained on page 13 under the caption “Litigation” is incorporated herein by reference.

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

dELiA*s, Inc.

Date: December 9, 2010	By	/S/ WALTER KILLOUGH
Walter Killough
Chief Executive Officer

Date: December 9, 2010	By	/S/ DAVID J. DICK
David J. Dick
Chief Financial Officer