Form 10-K
period 2011-01-29
dELiAs, Inc.
filed 2011-04-14
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or Section 15(d) of the Act.    YES ☐    NO ☒

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of July 31, 2010, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on such date, was $44,908,571.

As of April 8, 2011, there were outstanding 31,432,531 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in PART III herein—Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, including statements regarding our goals, retail expansion, sales and revenue growth and financial performance. Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions, including the difficult economic environment and turmoil in financial and credit markets; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; our inability to obtain financing, if required; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the Securities and Exchange Commission. Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

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

In this Form 10-K , when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries. When we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

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

We have built comprehensive databases that together include information such as name, address and amounts and dates of purchases in our direct business. In addition to helping us target consumers directly, our databases provide us with access to important demographic information that we believe should allow us to optimize the selection of potential retail store locations.

On December 19, 2005, Alloy, Inc. completed the Spinoff of all of the outstanding common stock of dELiA*s, Inc. to its shareholders. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments. By virtue of the completion of the Spinoff, Alloy, Inc. no longer owns any of our outstanding shares of common stock.

We had also previously operated CCS, which was a premiere catalog and e-commerce site for skateboarding and snowboarding equipment, apparel and footwear products, primarily targeting teenage boys (“CCS”). Effective November 5, 2008, we sold the assets and certain liabilities related to the CCS business to a subsidiary of Foot Locker, Inc. Please see the section below titled Discontinued Operations for a more detailed description of this transaction. Our former CCS business is treated as a discontinued operation. All amounts in this Form 10-K are for continuing operations only unless otherwise specified.

We refer to the 52-week fiscal year ended January 29, 2011 as “fiscal 2010”, the 52-week fiscal year ended January 30, 2010 as “fiscal 2009”, and the 52-week fiscal year ended January 31, 2009 as “fiscal 2008”. We also refer to the fiscal year ending January 28, 2012 as “fiscal 2011”.

The Brands

dELiA*s

dELiA*s develops, markets and sells primarily its own lifestyle brand, and to a lesser extent third-party brands, in its retail stores, as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, dresses, swimwear, roomwear, footwear, outerwear and key accessories targeted primarily at trend-setting, fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus its marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school juniors, because we believe that these teenagers influence the buying activities of younger teens. In fiscal 2010, dELiA*s circulated approximately 20.7 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls via primarily mall-based specialty retail stores. The majority of dELiA*s’ merchandise is privately branded and sold under the dELiA*s label. As of January 29, 2011, we operated 114 dELiA*s retail stores. These stores range in size from approximately 2,600 to 5,100 square feet with an average size of approximately 3,800 square feet.

Alloy

Alloy markets and sells branded junior apparel (including extended sizes), dresses, accessories, swimwear, footwear and outerwear targeting young women via catalogs and the internet. Alloy offers a wide selection of well-known, juniors-targeted name brands, such as Truck Jeans, Spoon Jeans, Ralsey, Pink, Angie and Lily White. In fiscal 2010, Alloy circulated approximately 22.0 million catalogs.

Business Strengths

We believe our principal business strengths include:

Broad Access to Teenage Consumers

In fiscal 2010, we reached a significant portion of teenage consumers in the United States by:

•	circulating approximately 42.7 million direct mail catalogs for our two brands, with an average of one new book per brand being mailed each month;

•	communicating with select segments of our database by sending, on average, 9.5 million emails per week to those of our target audience who have opted in to receiving such emails; and

•	owning and operating 114 dELiA*s retail stores in 34 states as of January 29, 2011.

Comprehensive Databases

Our dELiA*s and Alloy databases contain information about a significant number of households who have purchased products online or requested catalogs directly from us as of January 29, 2011, including approximately 3.6 million households who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our databases give us the ability to review a variety of valuable information that may include age range, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our databases with information we gather through direct marketing programs and purchased customer lists. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts, as well as locate new retail stores in customer-rich locations. We are in the process of adding selected retail transactions to our databases, which information we expect to be available in the summer of fiscal 2011.

Operating Flexibility

We attempt to maintain significant flexibility in the operation of our business so that we can react quickly to changes in customer preferences. We regularly review the sales performance of our merchandise in an effort to identify and respond to changing trends and consumer preferences. When purchasing merchandise from our vendors, we pursue a strategy that is designed to maximize our speed to market. We strive to establish strong and loyal relationships with our suppliers which we believe allows us to quickly obtain merchandise and ship it to our distribution center for direct sales or our retail stores for retail sales. Currently, we are able to replenish a majority of our merchandise within 60 days. The e-commerce webpages and our databases allow us to quickly update our merchandise presentations, promotions, and display of offerings in an effort to create excitement for our customers. In fiscal 2010, approximately 88% of our direct marketing revenues were generated through sales made through our e-commerce webpages.

Experienced Management Team

Our senior management has significant retail and direct marketing experience, with an average of over 15 years in the retail, catalog and e-commerce apparel businesses.

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

Our merchandise selection includes products from many leading suppliers and name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-known name brands such as Converse. Brands currently offered through Alloy include nationally-recognized names such as Vigoss, Truck Jeans, Paris Blues, MIA and Unionbay, as well as smaller, niche labels, including Necessary Objects, Johnny Martin, and Standards and Practices.

Our database management and mailing strategy is designed to efficiently gather, maintain and utilize the information collected within our databases. Our databases are maintained by a third-party vendor providing address hygiene, duplicate identification and modeling capabilities. The databases enable detailed selections based on general industry practices, but enable greater specificity when required, based on maintaining any transactional history, plus the ability to overlay demographic information to the extent provided to us, for selected individuals and households listed in the databases.

Our catalog mailing program, coupled with our e-mail marketing program, seeks to maximize profitability with a continual testing and monitoring program designed to provide our customers with offers and promotions that will be of interest to them.

We believe that high levels of customer service and support are critical to the value of our brands and to retaining and expanding our customer base. We consistently monitor customer service calls at our call center for quality assurance purposes. Additionally, we review our call and distribution centers’ policies and procedures on a regular basis. A majority of our catalog and internet orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person’s credit card and exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to ten business days after shipping. Our shipments are generally carried to customers by the United States Postal Service and United Parcel Service.

Trained personnel are available for the dELiA*s and Alloy brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers. From the hours of 8:00 A.M. to 12:00 A.M. Eastern Time (“ET”), calls are routed to our call center, with overflow calls and calls received from the hours of 12:00 A.M. to 8:00 A.M. ET, being routed to a third-party provider whose sales personnel are also trained by us. A single management team oversees all sales personnel and customer service representatives.

Retail Strategy

Our current strategy is to concentrate on improving productivity in our existing store base while keeping store growth relatively flat. We monitor the performance of our existing retail stores and may from time-to-time close underperforming stores as appropriate. When we determine to close a retail store, we typically exercise a sales volume based termination right or negotiate with landlords to determine the quickest and most cost-effective way to exit such location. Store activity for the past two fiscal years follows:

	Fiscal
	2010		2009
Number of Stores:
Beginning of period	109		97
Stores Opened	9	*	15	**
Stores Closed	4	*	3	**

End of Period	114		109

Total Gross Sq. Ft
@ end of period (in thousands)	436.3		417.3

*	Totals include one store that was closed, remodeled and reopened during fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2010.
**	Totals include one store that was closed, remodeled and reopened during fiscal 2009, and two stores that were closed and relocated to alternative sites in the same malls during fiscal 2009.

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

Each store is open during mall shopping hours and has a store management team that always includes a store manager, and depending on the sales volume of the store, one or more of the following additional management: a co-manager, one or more assistant managers and one or more customer experience supervisors, as well as eight to thirty part-time sales associates. Currently, district managers supervise six to eleven stores, with thirteen district managers reporting to two regional managers, who in turn report to a Vice President of Stores.

Our goal is to hire and retain experienced sales associates, store managers and district managers and establish clear performance goals, objectives and related corresponding incentives which are based on planned sales. District managers, store managers, co-managers and assistant store managers participate in an incentive program which is based on achieving predetermined sales-related and customer conversion goals in their respective stores or districts. We have well-established store operating policies and procedures, and emphasize our loss prevention program in order to control inventory shrinkage and ensure policy and procedure compliance.

In addition, during 2009, we installed traffic counters and related software in our retail locations in order to evaluate store by store customer conversion rates. We utilize this system in evaluating and managing store performance, establishing effective staffing models and focusing our training efforts.

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Because we sell a number of brand-name products in addition to our own proprietary brands, we obtain products from a wide variety of manufacturers, importers and other suppliers. Two vendors accounted for approximately 24% of products sold for fiscal 2010. We believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular product. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations. Net sales, by segment, are as follows:

	Fiscal
	2010	2009
	(in thousands)
Retail	$122,444	$118,484

Direct:
Catalog	11,713	17,870
Internet	86,540	87,512

Total Direct	98,253	105,382

Total Net Sales	$220,697	$223,866

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s and Alloy catalogs and e-commerce webpages, derives revenues from sales of merchandise via catalog or the internet directly to consumers and also from advertising. Included in our direct marketing net sales of $98.3 million in fiscal 2010 were approximately $0.3 million of advertising revenues.

In fiscal 2010, each of our catalogs and associated e-commerce webpages targeted a particular segment of the market and offered many name brands well known by our target customers, along with our own proprietary brands.

dELiA*s—During fiscal 2010, the dELiA*s catalog ranged from 60 to 96 pages in length. We mailed seventeen full price versions of the dELiA*s catalog, including remails, and allocated up to four pages per catalog to our advertising clients and marketing partners. The dELiA*s e-commerce webpages (reached through www.delias.com) are designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products and special offers.

Alloy—During fiscal 2010, the Alloy catalog ranged in length from 44 to 80 pages. We mailed seventeen full price versions of the Alloy catalog, including remails, and allocated up to four pages per catalog to our advertising clients and marketing partners. The Alloy e-commerce webpages (reached through www.alloy.com) offer the same merchandise as in the catalog, as well as additional products and special offers.

Retail Store Segment

Our retail store segment derives revenue primarily from the sale of apparel and accessories to consumers through dELiA*s stores. dELiA*s mall-based retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls. As of January 29, 2011, we operated 114 dELiA*s stores in 34 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Our retail stores range in size from approximately 2,600 to 5,100 square feet, with an average size of approximately 3,800 square feet. Retail store segment revenues for fiscal 2010 were $122.4 million.

Financial information about our segments is summarized in note 15 to our consolidated financial statements.

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

In our direct marketing segment, we use third-party licensed software for stockkeeping unit (“SKU”) and classification inventory tracking, purchase order management, and merchandise distribution. Sales in our direct segment, whether through the internet, the call center or the mail, are updated daily and the host system downloads price changes, order status and inventory levels. In addition, we use other licensed software products and services to further supplement our supply chain, for merchandise planning and to analyze customer behavior. In our retail segment, licensed software is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, and sales audit.

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

During fiscal 2011, we plan to invest in improvements in our database management capabilities and POS system.

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

Intellectual Property

We and Alloy, Inc. have registered, or filed applications to register various trademarks and servicemarks used in our business operations with the United States Patent and Trademark Office (the “PTO”). With respect to certain Alloy trademarks and servicemarks covering goods and services, we and Alloy, Inc. are joint owners by assignment of these trademarks and servicemarks. We and Alloy, Inc. have filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses and the PTO has honored such request. Applications for the registration of certain of our other trademarks and servicemarks are currently pending. We also use trademarks, tradenames, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others’ intellectual property.

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

Discontinued Operations

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the results of the CCS business have been reported as discontinued operations for fiscal

2009 and fiscal 2008. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS. Also, as part of the transaction, dELiA*s, Inc. provided certain transition services to Foot Locker.

The Company recorded a pre-tax gain of $49.4 million as a result of the sale of CCS. The gain reflected, in part, the allocation of $28.1 million of nondeductible goodwill to the CCS business.

Income from discontinued operations, net of taxes was $16,000 and $29.8 million for fiscal 2009 and fiscal 2008, respectively. There were no discontinued operations activities in fiscal 2010.

Relationship with JLP Daisy, LLC

In February 2003, dELiA*s Brand LLC, one of our subsidiaries, entered into a master license agreement with JLP Daisy to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a $16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is approximately 10 years, which is subject to an extension of up to five years under specified circumstances and further will remain in effect until JLP Daisy recoups its advance and preferred return. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including, at our option, upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. We have not recorded any amounts associated with the master license agreement.

Employees

As of January 29, 2011, we had 573 full-time and 2,032 part-time employees. Of the 573 full-time employees, 150 worked in warehouse/fulfillment/customer service; 130 worked in executive, finance, information technology and other corporate and division management and 293 were employed by our dELiA*s retail stores. Of the 2,032 part-time employees, 87 were warehouse/fulfillment/customer service staff; 10 were in executive, finance, information technology and other corporate and division management and 1,935 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

We incurred losses from continuing operations for the last five fiscal years. Although we expect to report net profits in the future, our expectations may not be realized and we may continue to experience losses. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to become profitable, in which case our financial condition would be adversely affected and our stock price could decline.

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

Declines in discretionary spending, the availability of consumer credit and consumer confidence may adversely affect our performance. Turmoil in worldwide financial markets, recessionary domestic and foreign economies, high unemployment rates, increases in fuel, energy and other costs, continued increases in prices of commodities, such as cotton, conditions in the residential real estate and mortgage markets, reductions in available disposable income and access to consumer credit, as well as a lack of consumer confidence in the United States’ economy may all adversely affect consumer spending behavior. As a retailer, our businesses are sensitive to consumer spending patterns and preferences. Consumer purchases of discretionary items and retail products have weakened and may decline as a result of the factors noted above, among others. Therefore, our sales, profitability and growth may be adversely affected by unfavorable economic conditions. There are no guarantees that present or future government programs will stabilize factors that may affect our sales and profitability. The length of any economic downturn may be difficult to determine and may impact consumer purchases of our merchandise and, accordingly, may adversely impact our results of operations.

Uncertain global economic conditions could have a material adverse effect on the Company’s liquidity and capital resources.

There could be distress in the financial markets which could result in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations and availability under our Letter of Credit Agreement (or a potential new credit facility) will be adequate to satisfy our capital needs at least for our current fiscal year, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

We have significant amounts of cash and cash equivalents invested in money market funds or in deposit accounts at FDIC-insured banks. Some, but not all, of our deposit account balances are currently FDIC insured. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Our agreement with Alloy, Inc. to license our database information may make that information less valuable to us.

We and Alloy, Inc. have agreed that we will license data collected by dELiA*s and Alloy (excluding credit card data), subject to applicable laws and privacy policies, although Alloy, Inc. has agreed not to provide certain of this data to our competitors, with some limited exceptions. Certain actions that Alloy, Inc. could take, such as breaching its contractual covenants, could result in our losing a significant portion of the competitive advantage we believe our databases provide to us. In such event, our business and results of operations could be adversely affected.

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

New dELiA*s retail store openings could strain our resources and cause the performance of our existing operations to suffer.

Any dELiA*s retail store expansion will largely depend on our ability to find sites for, open and operate new stores successfully. Our ability to open and operate new stores successfully depends on several factors, including, among others, our ability to:

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

Any failure to successfully open and operate our new stores could have a material adverse effect on our results of operations. In addition, any retail store expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our individual stores and our overall business.

Our catalog response rates may decline.

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

Our liquidity and ability to raise capital may be limited, and we may be unable to fund our retail store expansion.

We expect that our total capital expenditures, net of landlord allowances, primarily the costs to build out our new stores, will be approximately $5.0 million in fiscal 2011. Although, we currently expect that the sum of our current cash on hand and our current cash flows from operations and availability under our Letter of Credit Agreement (or a potential new credit facility which the Company is currently discussing with potential lenders) will be sufficient to fund our near-term operations, including but not limited to, retail store openings, our expectations may be wrong. If we are wrong, we may need to obtain additional debt or equity financing in the future to fund fully our operations and retail store expansion. In addition, if we decide to significantly accelerate growth of our retail operations beyond the ranges stated in our retail strategy, additional debt or equity financing may also be required. The type, timing and terms of the financing selected by us would depend on, among other things, our retail growth plans, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms.

Competition may adversely affect our business.

The teenage girl retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for retail store sales with specialty apparel retailers and certain other youth-focused apparel retailers, such as American Eagle Outfitters, Abercrombie & Fitch, Aeropostale, Hollister, Wet Seal, Forever 21, and H&M. We also compete for retail store sales with full price and discount department stores such as Target, Kohl’s, Nordstrom’s, Macy’s, Bloomingdale’s and others. If we are unable to compete effectively for retail store sales, we may lose market share, which would reduce our revenues and gross profit. In addition, we compete for favorable site locations and lease terms in shopping malls with certain of our competitors as well as numerous other retailers. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. The growth of our retail store business depends significantly on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a return that meets or exceeds our financial projections. Desirable new locations may not be available to us at all or at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable real estate and lease terms generally and upon renewal, or even being permitted to renew our expiring leases, could cause us to lose market share which would reduce our revenues and gross profit.

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

Our ability to attract customers to our retail stores depends heavily on the success of the shopping malls and other retail centers in which our stores are located. Any decrease in customer traffic in those shopping centers could negatively impact our sales.

Customer traffic in our retail stores depends heavily on locating our stores in prominent locations within successful shopping malls or other retail centers. Sales are derived, in part, from the volume of traffic in those shopping centers. Our stores benefit from the ability of other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping centers as shopping destinations. Our sales volume and customer traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from internet retailers, non-mall retailers and other shopping destinations, and the closing or decline in popularity of other stores in the shopping centers in which our retail stores are located. A reduction in customer traffic for any reason could have a material adverse effect on our business, results of operations and financial condition.

Closing stores could result in significant costs to us.

We could, in the future, decide to close dELiA*s retail stores or close or sell businesses or operations that are producing losses or that are not as profitable as we expect. If we decide to close any dELiA*s stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure or sale, the closing costs, fixed assets, and inventory write-downs would adversely affect our results and could adversely affect our cash on hand.

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

Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our business segments. Our determination of whether impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change. We recognized a goodwill impairment charge of $7.6 million in fiscal 2010.

Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. We have recognized impairment charges of approximately $454,000 in fiscal 2009 for one store location and $613,000 in fiscal 2008 for two store locations. We had no impairment charges related to long-lived assets in fiscal 2010.

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

We rely on third-party vendors for merchandise sold by our two brands.

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

•	we may not be able to identify or obtain products from new “hot” brands preferred by our customers; and

•	our ability to procure products in sufficient quantities, at acceptable prices, may be limited.

Interruption in our vendors’ foreign sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

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

Ours and our vendors’ foreign sourcing operations may also be hurt by political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters or acts of war or terrorism. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices and incur increased costs.

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

At present, with respect to sales generated in the direct marketing segment by our Alloy brand, sales tax or other similar taxes on direct shipments of goods to consumers is collected primarily in states where Alloy has a physical presence or personal property. With respect to the dELiA*s direct sales, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or personal property. However, various states or foreign countries may seek to impose sales tax collection obligations on out-of-state direct mail companies.

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

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptology or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could subject us to liability, damage our reputation and diminish the value of our brands. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to prevent security breaches, but our failure to prevent such security breaches could subject us to liability, damage our reputation and diminish the value of our brands and cause our sales to decline.

Our ability to meet our cash requirements depends on many factors.

We currently anticipate that operating revenue, cash on hand, and letters of credit available under our existing Letter of Credit Agreement (and any potential replacement thereof) will be sufficient to cover our operating expenses, including cash requirements in connection with our operations and our near term retail store expansion plan, through at least the end of our current fiscal year. If we do not meet our targets for revenue growth, gross margins, or expenses, or if the costs associated with our retail store expansion plans exceed our expectations, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

•	decreased consumer spending in response to weak economic conditions;

•	higher energy prices causing a decreased level of disposable income;

•	increased commodity costs, such as cotton;

•	weakness in the teenage market;

•	increased competition from our competitors; and

•	because our marketing and expansion plans are not as successful as we anticipate.

Additionally, if demand for our products decreases or our retail store plans do not produce the desired sales increases, such developments could reduce our operating revenues. If such funds, together with cash on hand and availability under our Letter of Credit Agreement are insufficient to cover our expenses, we could be required to adopt one or more alternatives listed below. For example, we could be required to:

•	reduce or delay other capital spending;

•	reduce other discretionary spending;

•	sell assets or operations; and/or

•	sell additional equity or debt securities.

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

In addition, with respect to certain Alloy trademarks and servicemarks, we and Alloy, Inc. have become joint owners by assignment of such trademarks and servicemarks. We and Alloy, Inc. have filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses and the PTO has honored such request.

The bankruptcy or significant deterioration of large commercial and retail landlords could have a material adverse affect on our sales and overall retail strategy.

The current economic downturn has had a significant negative impact on the commercial real estate sector, including large commercial and retail landlords, such as one of our major national landlords, General Growth

Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”), which had filed petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code and has since emerged from bankruptcy. If the current macro-economic conditions continue or deteriorate further, additional commercial landlords may be similarly impacted which in turn could materially adversely impact our sales and operating results.

The impact of potential consolidation of commercial and retail landlords.

Continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to negotiate favorable rental terms with these entities, this could affect our ability to profitably operate our stores, which could adversely impact our business, financial condition and results of operations.

We may have potential business conflicts with Alloy, Inc. with respect to our past and ongoing relationships.

On December 19, 2005, Alloy, Inc. completed the Spinoff of all of the outstanding common stock of dELiA*s, Inc. to its shareholders. In connection with the Spinoff, Alloy, Inc. contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments. By virtue of the completion of the Spinoff, Alloy, Inc. no longer owns any of our outstanding shares of common stock.

We entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff. Certain of these agreements expired by their terms on December 19, 2010. We subsequently entered into amended and restated agreements effective December 20, 2010 which expire on December 20, 2015.

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

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. For instance, it is possible that our future results of operations may be below the expectations of investors and, to the extent our company is followed by securities analysts, the expectations of these analysts. If this occurs, our stock price may decline. Other factors that could affect our stock price include the following:

•	the perceived prospects of our business and the teenage market as a whole;

•	changes in analysts’ recommendations or projections, if any;

•	fashion trends;

•	changes in market valuations of similar companies;

•	actions or announcements by our competitors;

•	actual or anticipated fluctuations in our operating results;

•	litigation developments; and

•	changes in general economic or market conditions or other economic factors unrelated to our performance.

In addition, the stock markets can experience significant price and trading volume fluctuations. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a likely diversion of our management’s attention.

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

As of January 29, 2011, we had outstanding options, of which 4,697,443 were vested, to purchase 5,656,568 shares of common stock at a weighted average exercise price of $6.80 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. Our stockholders will experience dilution as these stock options are exercised.

We could be required, under our agreements with Alloy, Inc., to issue a substantial number of shares without receiving any payment. The issuance of these shares would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

Following the Spinoff, we were obligated to issue on behalf of Alloy, Inc. up to 663,155 additional shares of common stock upon the exercise of outstanding Alloy, Inc. warrants (the “Warrants”). Additionally, although Alloy, Inc. has agreed to pay us a portion of the cash proceeds, if any, it receives from the exercise of any of the Warrants, each of the Warrants permits exercise by a “net exercise” process, under which the exercising holders would not be required to make any cash payment to Alloy, Inc. in connection with the Warrant exercise and instead would be issued a smaller number of shares of our and Alloy, Inc.’s common stock. If the Warrant holders were to exercise their Warrants using this net exercise feature, which is likely, we would not receive any payment in connection with such Warrant exercises. Thus, we may be obligated to issue up to 663,155 of additional shares of common stock for which we will receive no payment. If a significant number of additional shares of our common stock are issued, the equity interests of our existing stockholders would be diluted and our earnings per share will be adversely affected.

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

The following table sets forth information as of January 29, 2011 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained, in good operating condition and otherwise adequate for our business operations.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office	52,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	436,300

The following table sets forth information regarding the states in which we operate retail stores as of January 29, 2011, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	Minnesota	3
Arizona	2	Missouri	3
California	3	Nebraska	1
Colorado	1	New Hampshire	2
Connecticut	2	New Jersey	9
Delaware	1	New York	9
Florida	9	North Carolina	4
Georgia	3	Ohio	6
Illinois	6	Pennsylvania	5
Indiana	3	Rhode Island	1
Iowa	1	South Carolina	2
Kansas	1	Tennessee	4
Louisiana	1	Texas	9
Maine	1	Virginia	3
Maryland	3	Washington	2
Massachusetts	6	West Virginia	1
Michigan	3	Wisconsin	3

		TOTAL STORES	114

Item 3.	Legal Proceedings

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

Item 4.	Reserved

Executive Officers of the Registrant

Walter Killough, age 56, has served as our Chief Executive Officer since May 2010, and had served as Chief Operating Officer and a director since December 2005. Mr. Killough joined Alloy, Inc. in March 2003 as a consultant, and served as the Chief Operating Officer of its Retail and Direct Consumer Division from October 2003 until December 2005. Prior to joining Alloy, Inc., Mr. Killough was at J.Crew for 14 years. He was appointed its Chief Operating Officer in 2001, and prior to that served as an executive vice president. As its Chief Operating Officer, he was responsible for all sourcing, catalog circulation and production, warehouse and distribution, retail and direct planning and logistics.

Michele Donnan Martin, age 47, has served as President, dELiA*s Brand since January 2008. Prior to that, Ms. Martin served as Chief Design Officer Women’s for Martin + OSA, a retail brand that was part of American Eagle Outfitters, Inc., from January 2005 to June 2007. From 2003 to 2004, she was Vice President and General Manager of C+M Martin, Inc., an apparel design firm which was a joint venture with Brandix Apparel of Sri Lanka. From 2001 to 2002, Ms. Martin served as Senior Vice President and General Manager of Hold Everything, a retail division of Williams-Sonoma, Inc. which offered storage solutions for the home. From 1992 to 1999, Ms. Martin served as Vice President and General Merchandise Manager, Women’s and Girls’ of Abercrombie & Fitch Co., a mall-based specialty apparel retailer.

David J. Dick, age 44, has served as our Chief Financial Officer and Treasurer since February 2, 2009 and had served as the Company’s Vice President, Controller and Chief Accounting Officer since April 2008. Prior to that, Mr. Dick served as Chief Financial Officer of Charlie Brown’s Acquisition Corp., a multi-concept casual dining restaurant operator, from 2006 to 2007, and from 1993 to 2006, he worked for Linens ‘n Things, Inc., a specialty retailer of home furnishings, where he held a number of positions including Vice President, Controller and Treasurer. From 1987 to 1992, Mr. Dick worked for Ernst & Young LLP. He is a certified public accountant.

Marc G. Schuback, age 49, has served as our Vice President, General Counsel and Secretary since August 2007. Prior to that, Mr. Schuback served as Vice President, Assistant General Counsel and Assistant Corporate Secretary of Footstar, Inc., a nationwide footwear retailer, from July 1996 to August 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has traded on the NASDAQ Global Market under the symbol “DLIA” since December 20, 2005. The table below sets forth the high and low sale prices for our Common Stock during the periods indicated as reported by the NASDAQ Global Market.

	Common Stock Price
	High	Low
FISCAL 2010 (Ended January 29, 2011)
First Quarter	$2.13	$1.60
Second Quarter	$1.80	$1.32
Third Quarter	$2.40	$1.30
Fourth Quarter	$2.04	$1.56

FISCAL 2009 (Ended January 30, 2010)
First Quarter	$2.13	$1.38
Second Quarter	$2.78	$1.83
Third Quarter	$2.88	$2.08
Fourth Quarter	$2.17	$1.57

Stockholders

As of April 8, 2011 there were approximately 189 holders of record of the 31,432,531 outstanding shares of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

There were no unregistered sales of our securities during fiscal 2010.

Issuer Purchases of Equity Securities

During fiscal 2010, the Company did not purchase any shares of its Common Stock.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected statements of operations data for fiscal 2010, fiscal 2009, and fiscal 2008 have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO USA, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2010 and 2009 has been derived from the audited financial statements included herein. Selected balance sheet data as of January 31, 2009, February 2, 2008 (“fiscal 2007”) and February 3, 2007 (“fiscal 2006”) and the selected statements of operations data for fiscal years 2007 and 2006 have been derived from financial statements audited and not included herein. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The amounts specified below are for continuing operations only. Our former CCS business is treated as discontinued operations.

	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(1):
Net sales	$220,697	$223,866	$215,620	$201,557	$191,546
Cost of goods sold	147,242	145,605	138,629	129,041	116,792

Gross profit	73,455	78,261	76,991	72,516	74,754

Selling, general and administrative expenses	95,746	94,939	95,560	91,009	83,733
Impairment of goodwill and long-lived assets	7,611	454	613	—	—
Other operating income	(475)	(1,265)	—	—	—

Total operating expenses	102,882	94,128	96,173	91,009	83,733

Operating loss	(29,427)	(15,867)	(19,182)	(18,493)	(8,979)
Interest (expense) income, net	(353)	(235)	(309)	(5)	205

Loss from continuing operations before taxes	(29,780)	(16,102)	(19,491)	(18,498)	(8,774)
Income tax benefit	(8,137)	(5,662)	(6,874)	(6,164)	(3,213)

Loss from continuing operations	(21,643)	(10,440)	(12,617)	(12,334)	(5,561)
Income from discontinued operations, including gain on sale, net of income taxes	—	16	29,776	9,999	11,315

Net (loss) income	$(21,643)	$(10,424)	$17,159	$(2,335)	$5,754

Basic and diluted net (loss) income per share of common stock:
Loss from continuing operations	$(0.70)	$(0.34)	$(0.41)	$(0.40)	$(0.20)
Income from discontinued operations, net of taxes	—	0.00	0.96	0.32	0.41

Net (loss) income attributable to common stockholders per share	$(0.70)	$(0.34)	$0.55	$(0.08)	$0.21

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,111,878	31,038,999	30,942,877	30,834,884	27,545,738

	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	$28,074	$41,646	$92,512	$11,399	$28,874
Working capital	$38,892	$40,326	$59,035	$12,388	$24,961
Total assets	$139,703	$169,391	$204,801	$160,531	$153,505
Long-term debt	$—	$—	$—	$2,212	$2,406
Total stockholders’ equity	$84,044	$105,813	$115,329	$97,175	$97,867
RETAIL STORE OPERATING DATA:
Total retail store revenues (in thousands)	$122,444	$118,484	$113,063	$98,069	$84,094
Comparable store sales (decrease) increase(2)	(4.1%)	(5.9%)	2.8%	4.1%	(2.0%)
Net sales per store (in thousands)	$1,065	$1,140	$1,200	$1,250	$1,220
Sales per gross square foot	$286	$301	$317	$331	$330
Average square footage per store	3,827	3,828	3,815	3,803	3,773
Number of stores	114	109	97	86	74
Total square footage (in thousands)	436.3	417.3	370.1	327.1	279.2
Percent increase in total square footage	4.6%	12.8%	13.2%	17.2%	27.9%
DIRECT MARKETING OPERATING DATA (in thousands):
Total direct marketing revenues	$98,253	$105,382	$102,557	$103,488	$107,452
Number of catalogs circulated	42,714	46,059	46,465	50,488	54,313

(1)	See note 3 to the consolidated financial statements for a description of the effect of the discontinued business that has been eliminated from continuing operations. See note 15 to the consolidated financial statements for financial data by reportable segment.
(2)	Comparable store sales provides a measure of existing store sales performance. A store is included in comparable store sales when it has been open for fifteen full months and whose square footage has not been expanded or reduced by more than 25%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategy is to improve upon our strong competitive position as a direct marketing company; to increase productivity in our dELiA*s specialty retail stores; and to carry out such strategy while controlling costs.

We expect that improved productivity in each segment of our business will be the key element of our overall growth strategy. Our focus is to improve productivity in our current retail store base, while keeping net square footage relatively flat, to invest in alternative methods to drive additional traffic to our websites and improve the productivity of catalogs distributed. As productivity improves and market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Goals

We believe that focusing on our brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	delivering low-to mid-single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	driving low-to mid-single digit top-line growth in direct marketing, through targeted circulation in productive mailing segments, and implementation of web, mobile and social media based initiatives;

•	improving gross profit margins each year by 50 basis points;

•	developing retail merchandising assortments that emphasize key sportswear categories more effectively;

•	improving our retail store metrics through increased focus on the selling culture, with emphasis on increased customer conversion, thereby improving productivity;

•

implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, better store-planning, targeted replenishment by size, tactical fashion investment, and vendor consolidation, to create inventory turn improvement;

•	leveraging our current expense infrastructure and taking additional operating costs out of the business;

•	monitoring and opportunistically closing underperforming stores; and

•	expanding the dELiA’s retail store base over the long-term.

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

•	direct marketing metrics such as average order value and demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	web metrics such as site visits, carts opened and carts converted;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on-hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and average inventory per store; and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 were all 52-week fiscal years.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2010	2009	2008
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.7%	65.0%	64.3%

Gross profit	33.3%	35.0%	35.7%

Operating expenses:
Selling, general and administrative expenses	43.4%	42.4%	44.3%
Impairment of goodwill and long-lived assets	3.4%	0.2%	0.3%
Other operating income	(0.2%)	(0.5%)	0.0%

Total operating expenses	46.6%	42.1%	44.6%

Operating loss	(13.3%)	(7.1%)	(8.9%)
Interest expense, net	(0.2%)	(0.1%)	(0.1%)

Loss from continuing operations before provision for income taxes	(13.5%)	(7.2%)	(9.0%)
Benefit for income taxes	(3.7%)	(2.5%)	(3.2%)

Loss from continuing operations	(9.8%)	(4.7%)	(5.8%)
Income from discontinued operations, net of income taxes	—	0.0%	13.8%

Net (loss) income	(9.8%)	(4.7%)	8.0%

Fiscal 2010 Compared with Fiscal 2009 (52 weeks vs. 52 weeks)

Revenues

Total Revenues

Total revenues decreased 1.4% to $220.7 million in fiscal 2010 from $223.9 million in fiscal 2009. Revenue from the retail segment comprised 55.5% of total revenue for fiscal 2010 as compared to 52.9% in fiscal 2009, and revenue from the direct segment comprised 44.5% of total revenue for fiscal 2010 as compared to 47.1% for fiscal 2009.

Direct Marketing Revenues

Direct marketing revenues decreased 6.8% to $98.3 million in fiscal 2010 from $105.4 million in fiscal 2009. In the direct segment, there were decreases in both the Alloy and dELiA*s brands. The decrease in revenue is attributable to a decrease in clearance and full price selling in both brands.

Retail Store Revenues

Retail store revenues increased 3.3% to $122.4 million in fiscal 2010 from $118.5 million in fiscal 2009. The increase in revenue was driven by the seven new stores (net of relocations and remodels) opened in fiscal 2010 and the full year impact of the twelve stores (net of relocations and remodels) opened in fiscal 2009. This was offset by a comparable store sales decrease of 4.1% for the year.

The following table sets forth select operating data in connection with the revenues of our Company:

	For Fiscal Years Ended
	2010		2009
Channel Net Sales (in thousands):
Retail	$122,444		$118,484
Direct:
Catalog	11,713		17,870
Internet	86,540		87,512

	98,253		105,382

	$220,697		$223,866

Internet %	88%		83%

Catalogs Mailed (in thousands)	42,714		46,059

Number of Stores:
Beginning of Period	109		97
Stores Opened *	9	*	15	**
Stores Closed *	4	*	3	**

End of Period	114		109

Total Gross Sq. Ft @ End of Period (in thousands)	436.3		417.3

*	Totals include one store that was closed, remodeled and reopened during fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2010.
**	Totals include one store that was closed, remodeled and reopened during fiscal 2009, and two stores that were closed and relocated to alternative sites in the same malls during fiscal 2009.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2010 was $73.5 million or 33.3% of revenues, as compared to $78.3 million, or 35.0% of revenues in fiscal 2009. The decline in gross profit percentage was principally due to deleveraging of increased occupancy costs on lower overall sales volume.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2010 was $44.0 million or 44.8% of revenues, as compared to $47.2 million, or 44.8% of revenues in fiscal 2009. The decrease in gross profit dollars was attributable to lower sales volume.

Retail Store Gross Profit

Retail store gross profit for fiscal 2010 was $29.4 million or 24.0% of revenues, as compared to $31.1 million, or 26.2% of revenues in fiscal 2009. The decrease in gross profit percentage was primarily due to the deleveraging of increased occupancy costs related to the additional store count and lower merchandise margins.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative (“SG&A”) expenses increased to 43.4% in fiscal 2010 from 42.4% in fiscal 2009. This increase was primarily attributable to the deleveraging of increased overhead and depreciation expenses. In total dollars, SG&A expenses increased 0.9% to $95.7 million in fiscal 2010 from $94.9 million in fiscal 2009.

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, SG&A expenses increased to 47.4% in fiscal 2010 from 46.2% in fiscal 2009. In total, direct marketing SG&A expenses decreased in dollars to $46.6 million in fiscal 2010 from $48.6 million in fiscal 2009. The increase in SG&A expenses as a percentage of sales reflects the deleveraging of overhead costs, partially offset by lower selling and depreciation expenses.

Retail Store Selling, General and Administrative.

As a percentage of revenues, SG&A expenses increased to 40.2% in fiscal 2010 from 39.1% in fiscal 2009. In dollars, retail store SG&A expenses increased 6.2% to $49.2 million in fiscal 2010 from $46.3 million in fiscal 2009. The increase in SG&A expenses in dollars was driven primarily by the additional store count. The increase in SG&A expenses as a percentage of sales reflects the deleveraging of increased store selling, overhead and depreciation expenses.

Impairment of Goodwill and Long-Lived Assets

Impairment of goodwill and long-lived assets was $7.6 million in fiscal 2010 compared to $0.5 million in fiscal 2009. In fiscal 2010, we recognized a goodwill impairment charge related to the direct marketing segment of $7.6 million, and in fiscal 2009 recognized an impairment of long-lived assets related to an under-performing store of $0.5 million.

Other Operating Income

Other operating income, which represents breakage income, was $0.5 million for fiscal 2010 compared to $1.3 million in fiscal 2009. Fiscal 2009 was the initial year of recognizing breakage income.

Loss from Continuing Operations

Total Loss from Continuing Operations.

Our total loss from continuing operations before interest expense and income taxes was $29.4 million in fiscal 2010 as compared to a loss of $15.9 million in fiscal 2009.

Loss from Direct Marketing Operations.

Direct marketing loss from operations was $9.9 million in fiscal 2010 as compared to a loss of $0.9 million in fiscal 2009. The loss was attributable to the sales decrease, and a decrease in other operating income. The fiscal 2010 loss also included the goodwill impairment charge of $7.6 million.

Loss from Retail Store Operations.

Our loss from retail store operations was $19.5 million in fiscal 2010, as compared to $15.0 million in fiscal 2009. This increase was primarily attributable to lower merchandise margins, increased occupancy, store selling and overhead costs and a decrease in other operating income.

Interest Expense, net

We recognized net interest expense of $353,000 and $235,000 in fiscal 2010 and fiscal 2009, respectively. Interest expense was related to costs from our credit facilities with Wells Fargo, and for fiscal 2009, the mortgage note for our Hanover, Pennsylvania facility. Interest income was earned from cash balances in money market accounts.

Income Tax Benefit

We recorded an income tax benefit of $8.1 million in fiscal 2010, compared with a benefit of $5.7 million in fiscal 2009. This increase in tax benefit was primarily a result of the increased loss from continuing operations for fiscal 2010. The effective tax rates for fiscal 2010 and 2009 were 27% and 35%, respectively. The fiscal 2010 effective rate is lower primarily due to the goodwill impairment charge which is non-deductible for tax purposes.

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

Impairment of long-lived assets

Impairment of long-lived assets was $0.5 million in fiscal 2009 compared to $0.6 million in fiscal 2008. The impairment charges recognized in both years relate to under-performing stores.

Other Operating Income

Other operating income for fiscal 2009 was $1.3 million which represents initial gift card breakage income.

Loss from Continuing Operations

Total Loss from Continuing Operations.

Our total loss from continuing operations before interest expense and income taxes was $15.9 million in fiscal 2009 as compared to a loss of $19.2 million in fiscal 2008.

Loss from Direct Marketing Operations.

Direct marketing loss from operations was $0.9 million in fiscal 2009 as compared to a loss of $1.5 million in fiscal 2008. The loss was attributable to the sales decrease, as well as a decrease in gross profit percentage offset by reduced overhead costs and other operating income.

Loss from Retail Store Operations.

Our loss from retail store operations was $15.0 million in fiscal 2009, as compared to $17.7 million in fiscal 2008. This reduction was primarily driven by higher merchandise margins, reduced overhead costs and increased other operating income offset by a negative comparable store sales performance.

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

Liquidity and Capital Resources

Our capital requirements include maintenance and remodeling expenditures for existing stores, information technology, distribution and other infrastructure related investments, and construction, fixture and inventory costs related to the opening of any new retail stores. Future capital requirements will depend on many factors, including, but not limited to, the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

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

As of January 29, 2011, there were approximately $7.9 million of outstanding letters of credit under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.3 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, has been included in current assets as of January 29, 2011 since the restriction relates to the Letter of Credit Agreement which now expires within one year.

We are currently reviewing alternatives for a new credit facility with several financial institutions, and we plan to have a new revolving credit facility in place prior to the expiration of the Letter of Credit Agreement.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 48% of our merchandise payments are made to factors. The credit extended by these factors is enhanced by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduce the amount available to us under our Letter of Credit Agreement.

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

We expect our current cash balance, cash flow from operations and availability under our Letter of Credit Agreement (or a potential new credit facility) will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the end of our current fiscal year. However, if cash balances, cash flow from operations and availability under our Letter of Credit Agreement (or a potential new credit facility) are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash used in operating activities was $7.8 million for fiscal 2010 and $36.1 million in fiscal 2009 as compared to net cash provided of $19.4 million in fiscal 2008. Cash used in operating activities in fiscal 2010 was primarily to fund operating losses from both segments and the timing of vendor payments.

Net cash used in investing activities was $5.8 million in fiscal 2010, $12.6 million in fiscal 2009, and $12.2 million in fiscal 2008. The $5.8 million used in fiscal 2010 was due primarily to capital expenditures associated with the construction of our new retail stores. During fiscal 2011, we expect capital expenditures to be approximately $6.0 million.

Net cash provided by financing activities was $12,000 in fiscal 2010 compared to cash used of $2.2 million in fiscal 2009 and $0.2 million in fiscal 2008. Cash provided by financing activities in fiscal 2010 related to proceeds received from the exercise of employee stock options. Cash used in financing activities in fiscal 2009 related to payments on the mortgage note payable related to our Hanover PA distribution center.

Contractual Obligations

The following table presents our significant contractual obligations as of January 29, 2011:

	Total	Payments Due By Period
Contractual Obligations (in thousands)		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations(1)	$117,865	$17,953	$33,694	$32,055	$34,163
Purchase Obligations(2)	34,435	34,435	—	—	—
Future Severance-Related Payments(3)	2,131	2,131	—	—	—

Total	$154,431	$54,519	$33,694	$32,055	$34,163

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments primarily consist of severance agreements with existing employees.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term noncancelable capital lease commitments for equipment.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, inventories, intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.

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

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that we determine redemption to be remote, we reverse our liability, and record breakage income. The Company recorded $0.5 million and $1.3 million of breakage income in fiscal 2010 and fiscal 2009 (the initial year of recognizing breakage income), respectively.

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

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets. Deferred catalog costs as of January 29, 2011 and January 30, 2010 were approximately $1.8 million and $2.4 million, respectively.

Catalog costs expensed for fiscal 2010, 2009, and 2008 were approximately $22.8 million, $24.7 million, and $24.6 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of ASC-350-10, Intangibles-Goodwill and Other, which requires testing for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs their annual impairment test as of the end of their fiscal year-end unless indicators arise during the year.

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

During the third quarter of fiscal 2010, management determined that an interim goodwill impairment test was appropriate based on the performance of the direct segment not meeting expectations, the current business climate, as well as other factors. Thus, we performed an interim goodwill impairment test using discounted cash flow projections and concluded that the carrying value of our direct marketing goodwill exceeded the implied fair value based on the estimated fair value of the direct marketing reporting unit. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $7.6 million. This charge is expected to have no impact on the Company’s business operations or bank credit relationships. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any further decline in the estimated fair value could result in additional impairments. As of January 29, 2011, the Company concluded that the remaining amount of goodwill and indefinite-lived assets were not impaired based on no further decline in fair value.

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

We recorded impairment charges of approximately $454,000 and $613,000 for fiscal 2009 and fiscal 2008, respectively, related to under-performing stores (see Note 5). There were no impairment charges recorded for fiscal 2010.

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

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2006, 2008 and 2009. The Company’s fiscal 2007 examination by the Internal Revenue Service was completed and had no impact on the consolidated financial statements. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

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

dELiA*s Brand, LLC, one of our subsidiaries, entered into a license agreement in 2003 with JLP Daisy that grants JLP Daisy exclusive rights (except for our rights) to use the dELiA*s trademarks to advertise, promote and market the licensed products, and to sublicense to permitted sublicensees the right to use the trademarks in connection with the manufacture, sale and distribution of the licensed products to approved wholesale customers. See note 14 to the consolidated financial statements for further discussion of this license agreement.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of January 29, 2011, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, financial statement schedule and Notes to the consolidated financial statements of dELiA*s, Inc. and subsidiaries are annexed to and made part of this Annual Report on Form 10-K as pages F-1 through F-27. An index of such materials appears on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, January 29, 2011, our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 29, 2011 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information with respect to our executive officers set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” the response to this item is incorporated by reference from the discussion responsive thereto under the captions “CORPORATE GOVERNANCE AND INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS”—“The Board of Directors,”—“Corporate Governance and Nominating Committee,” “Codes of Business Conduct and Ethics” and “Information About Directors and Executive Officers,” and “OTHER MATTERS”—in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year ended January 29, 2011.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “EXECUTIVE COMPENSATION” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 29, 2011, except that the section in the definitive proxy statement entitled “EXECUTIVE COMPENSATION”—“Compensation Committee Report” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “INFORMATION ABOUT DELIA*S SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION”—“Equity Compensation Plan Information” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 29, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “CORPORATE GOVERNANCE AND INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS”—“The Board of Directors” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 29, 2011.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Audit Fees,” Policy of Audit Committee on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Percentage of Audit Services Pre-Approved” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 29, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

(1)	Consolidated Financial Statements.

The financial statements required by this item are set forth on pages F-1 through F-27 of this Annual Report on Form 10-K, and are incorporated by reference herein.

(2)	Financial Statement Schedule.

The schedule required by this item is set forth on page F-27 of this Annual Report on Form 10-K, and is incorporated by reference herein.

(3)	Exhibits.

The exhibit list required by this item is set forth under the caption “Exhibit Index” in this Annual Report on Form 10-K, and is incorporated by reference herein.

dELiA*s, Inc. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. and Subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s, Inc. and Subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP

New York, NY

April 14, 2011

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	January 29, 2011	January 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,074	$41,646
Inventories, net	32,025	33,702
Prepaid catalog costs	1,845	2,354
Restricted cash	8,268	—
Deferred income taxes	—	1,138
Other current assets	12,511	12,954

TOTAL CURRENT ASSETS	82,723	91,794
PROPERTY AND EQUIPMENT, NET	49,988	55,342
GOODWILL	4,462	12,073
INTANGIBLE ASSETS, NET	2,419	2,419
RESTRICTED CASH	—	7,540
OTHER ASSETS	111	223

TOTAL ASSETS	$139,703	$169,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,301	$24,562
Accrued expenses and other current liabilities	21,788	26,173
Income taxes payable	742	733

TOTAL CURRENT LIABILITIES	43,831	51,468
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	11,828	12,110

TOTAL LIABILITIES	55,659	63,578

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value; 25,000,000 shares authorized, none issued	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 31,432,531 and 31,309,216 shares issued and outstanding, respectively	31	31
Additional paid-in capital	98,510	98,636
(Accumulated deficit) Retained earnings	(14,497)	7,146

TOTAL STOCKHOLDERS’ EQUITY	84,044	105,813

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,703	$169,391

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
NET REVENUES	$220,697	$223,866	$215,620
Cost of goods sold	147,242	145,605	138,629

GROSS PROFIT	73,455	78,261	76,991

Selling, general and administrative expenses	95,746	94,939	95,560
Impairment of goodwill and long-lived assets	7,611	454	613
Other operating income	(475)	(1,265)	—

OPERATING LOSS	(29,427)	(15,867)	(19,182)
Interest expense, net	(353)	(235)	(309)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(29,780)	(16,102)	(19,491)
Benefit for income taxes	(8,137)	(5,662)	(6,874)

LOSS FROM CONTINUING OPERATIONS	(21,643)	(10,440)	(12,617)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	16	29,776

NET (LOSS) INCOME	$(21,643)	$(10,424)	$17,159

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.70)	$(0.34)	$(0.41)
INCOME FROM DISCONTINUED OPERATIONS	$—	$0.00	$0.96

NET (LOSS) INCOME	$(0.70)	$(0.34)	$0.55

WEIGHTED AVERAGE BASIC & DILUTED COMMON SHARES OUTSTANDING	31,111,878	31,038,999	30,942,877

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Total
	Shares	Value
Balance February 2, 2008	31,026,473	$31	$96,733	$411	$97,175

Issuance of restricted stock	90,908	—	—	—	—
Shares issued pursuant to convertible debentures	82,508	—	—	—	—
Stock-based compensation	—	—	995	—	995
Net income	—	—	—	17,159	17,159

Balance January 31, 2009	31,199,889	31	97,728	17,570	115,329

Issuance of restricted stock	106,952	—	—	—	—
Shares issued pursuant to exercise of stock options	2,375	—	4	—	4
Stock-based compensation	—	—	904	—	904
Net loss	—	—	—	(10,424)	(10,424)

Balance January 30, 2010	31,309,216	31	98,636	7,146	105,813

Issuance of restricted stock	114,940	—			—
Shares issued pursuant to exercise of stock options	8,375	—	12		12
Stock-based compensation			827		827
Adjustment to reflect a deferred tax liability for indefinite-lived intangible asset			(965)		(965)
Net loss				(21,643)	(21,643)

Balance January 29, 2011	31,432,531	$31	$98,510	$(14,497)	$84,044

See accompanying notes to consolidated financial statements.

dELiA*s Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,643)	$(10,424)	$17,159
Income from discontinued operations	—	16	29,776

Loss from continuing operations	(21,643)	(10,440)	(12,617)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	10,669	10,093	8,794
Deferred income taxes	1,138	1,181	(2,319)
Stock-based compensation	827	904	995
Impairment of goodwill and long-lived assets	7,611	454	613
Changes in operating assets and liabilities:
Inventories	1,677	240	(6,519)
Prepaid catalog costs and other assets	1,064	(7,180)	2,234
Restricted cash	(728)	(7,540)	—
Income taxes payable	9	(24,510)	24,665
Accounts payable, accrued expenses and other liabilities	(8,389)	688	3,556

Total adjustments	13,878	(25,670)	32,019

Net cash (used in) provided by operating activities of continuing operations	(7,765)	(36,110)	19,402
Net cash provided by (used in) operating activities of discontinued operations	—	16	(21,126)

NET CASH USED IN OPERATING ACTIVITIES	(7,765)	(36,094)	(1,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,819)	(12,571)	(12,158)

Net cash used in investing activities of continuing operations	(5,819)	(12,571)	(12,158)
Net cash provided by investing activities of discontinued operations	—	—	95,205

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,819)	(12,571)	83,047

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	—	(2,205)	(210)
Proceeds from exercise of employee stock options	12	4	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12	(2,201)	(210)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,572)	(50,866)	81,113
CASH AND CASH EQUIVALENTS, beginning of period	41,646	92,512	11,399

CASH AND CASH EQUIVALENTS, end of period	$28,074	$41,646	$92,512

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$183	$250	$1,146

Cash paid during the period for taxes	$191	$25,210	$394

Capital expenditures incurred not yet paid	$402	$906	$774

See accompanying notes to consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these Notes to Consolidated Financial Statements, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc., its subsidiaries. When we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31st, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the 52-week year ended January 29, 2011 as “fiscal 2010”, and to the 52-week fiscal year ended January 30, 2010 as “fiscal 2009”, and to the 52-week fiscal year ended January 31, 2009 as “fiscal 2008”.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation. The effect of these reclassifications is not material.

Basis of Presentation

The accompanying consolidated financial statements include the historical financial statements of and transactions applicable to the Company and reflect its assets, liabilities, results of operations and cash flows. All financial results in these Notes to Consolidated Financial Statements are for continuing operations only unless otherwise stated.

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

Fair Value of Financial Instruments

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value. Our non-financial assets, which include property and equipment, intangibles and goodwill are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, other accrued liabilities and obligations under capital leases approximated fair value due to the short maturity of these financial instruments.

Self Insurance

The Company uses a combination of insurance and self-insurance for certain losses related to its employee medical plan. Costs for self-insurance claims filed, as well as claims incurred but not reported, are accrued based

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation from historical trends in claims incurred but not paid could cause actual expense to differ from the accrued liability.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Highly liquid investments, which primarily consist of money market funds, are recorded at cost, which approximates fair value. Credit card receivable balances included in cash and cash equivalents as of January 29, 2011 and January 30, 2010 were approximately $1.3 million and $635,000, respectively.

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

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of January 29, 2011 and January 30, 2010 were approximately $1.8 million and $2.4 million, respectively. Catalog costs expensed for fiscal 2010, fiscal 2009 and fiscal 2008 were approximately $22.8 million, $24.7 million, and $24.6 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of ASC-350-10, Intangibles-Goodwill and Other, which requires testing for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment test as of the end of its fiscal year unless indicators arise during the year.

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

See Note 6 for discussion on the fiscal 2010 goodwill impairment charge of $7.6 million.

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

We recorded impairment charges of approximately $454,000 and $613,000 for fiscal 2009 and fiscal 2008, respectively, related to under-performing stores (see Note 5). There were no impairment charges related to long-lived assets recorded for fiscal 2010.

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

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that we determine redemption to be remote, we reverse our liability, and record breakage income. The Company recorded $0.5 million and $1.3 million of breakage income in fiscal 2010 and fiscal 2009 (the initial year of recognizing breakage income), respectively.

While the Company will continue to honor all gift certificates and gift cards presented for payment, management reviews unclaimed property laws to determine gift certificate and gift card balances required for escheatment to the appropriate government agency.

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web-pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf through a transaction related to the Spinoff (see Note 13 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. In connection with the Spinoff, we have entered into a media services agreement with Alloy, Inc., which in December 2010 was amended and restated. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales was approximately $437,000, $517,000, and $666,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Stock-based compensation

The Company accounts for stock-based awards in accordance with ASC 718-10, Compensation-Stock Compensation, which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Interest (Expense) Income, Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and held in money market accounts. Interest income for fiscal 2010, fiscal 2009, and fiscal 2008 was $17,000, $233,000, and $450,000, respectively. Interest expense primarily relates to the credit facilities with Wells Fargo and the mortgage note payable (which was paid off in September 2009). Interest expense for fiscal 2010, fiscal 2009, and fiscal 2008 was $370,000, $468,000, and $759,000, respectively.

(Loss) Income Per Share

Net (loss) income per share is computed in accordance with ASC 260-10, Earnings Per Share. Basic (loss) income per share is computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding during the period. We have outstanding restricted stock grants that contain nonforfeitable rights to dividends (whether paid or unpaid) which qualify these shares as participating securities, requiring them to be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic earnings per common share are calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. When the effects are dilutive, diluted earnings per share is computed by dividing the

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, warrants, restricted shares and convertible debentures. The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

	For The Fiscal Years Ended
	2010	2009	2008
	(in thousands)
Weighted average common shares outstanding—basic	31,112	31,039	30,943
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	—	—	—
Convertible Debentures	—	—	—

Weighted average common and common equivalent shares outstanding—fully diluted	31,112	31,039	30,943

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, is detailed in the following table:

	For The Fiscal Years Ended
	2010	2009	2008
	(in thousands)
Options, warrants and restricted shares	6,856	7,255	7,232
Conversion of 5.375% Convertible Debentures	—	1	42

Total	6,856	7,256	7,274

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The adoption did not have a material impact on our consolidated financial statements. The Company intends to adopt the remaining disclosure requirements when they become effective in the first quarter of fiscal 2011. The Company does not expect the additional disclosure requirements of ASU 2010-06 will have any impact on its consolidated financial statements.

3. Discontinued Operations

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the results of the CCS business have been reported as discontinued operations for fiscal 2009 and fiscal 2008. There were no discontinued operations for fiscal 2010. In discontinued operations, the Company has reversed its allocation of shared services to the CCS business and has charged discontinued operations with the administrative and distribution expenses that were attributable to CCS. Also, as part of the transaction, dELiA*s, Inc. provided certain transition services to Foot Locker.

The Company recorded a pre-tax gain of $49.4 million as a result of the sale of CCS. The gain reflected, in part, the allocation of $28.1 million of nondeductible goodwill to the CCS business.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from discontinued operations, net of taxes was $16,000 and $29.8 million for fiscal 2009 and fiscal 2008, respectively.

Discontinued operations were comprised of:

	For the Fiscal Years Ended
	2009	2008
	(in thousands)
Net revenues	$—	$50,725
Cost of sales	—	27,891

Gross profit	—	22,834
Selling, general and administrative expenses	(25)	11,158
Professional fees associated with sale of CCS	—	1,865

Total operating (income) expenses	(25)	13,023

Operating income	25	9,811
Gain on sale	—	49,417

Income before taxes	25	59,228
Provision for income taxes	9	29,452

Net income from discontinued operations	$16	$29,776

4. Other Current Assets

Other current assets consisted of the following:

	Fiscal Year
	2010	2009
	(in thousands)
Income taxes receivable	$9,965	$7,235
Other current assets	2,546	5,719

	$12,511	$12,954

5. Property and Equipment, net

Property and equipment (net) consisted of the following:

	Fiscal Year
	2010	2009
	(in thousands)
Construction in progress	$789	$1,760
Computer equipment	11,066	10,057
Machinery and equipment	125	125
Office furniture and store fixtures	19,765	19,086
Leasehold improvements	52,449	50,371
Building	7,559	7,559
Land	500	500

	92,253	89,458
Less: accumulated depreciation and amortization	(42,265)	(34,116)

	$49,988	$55,342

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $10.7 million, $10.1 million, and $8.7 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. In fiscal 2010, approximately $2.5 million of fully depreciated assets no longer in use were written off.

Based upon our impairment analysis of long-lived assets during fiscal 2009 and 2008, we recognized impairment charges of approximately $454,000 and $613,000, respectively, related to under-performing stores. There were no impairment charges recognized for fiscal 2010.

6. Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

		January 29, 2011			January 30, 2010
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)			(In thousands)
Amortizable intangible assets:
Mailing lists	6	$78	$78	$—	$78	$78	$—
Noncompetition agreements	5	390	390	—	390	390	—
Websites	3	689	689	—	689	689	—
Leasehold interests	6	190	190	—	190	190	—

		$1,347	$1,347	$—	$1,347	$1,347	$—
Non-amortizable intangible assets:
Trademarks		2,419	—	2,419	2,419	—	2,419

		$3,766	$1,347	$2,419	$3,766	$1,347	$2,419

Goodwill		$4,462	$—	$4,462	$12,073	$—	$12,073

During the third quarter of fiscal 2010, management determined that an interim goodwill impairment test was appropriate based on the performance of the direct segment not meeting expectations, the current business climate, as well as other factors. Thus, the Company performed an interim goodwill impairment test using discounted cash flow projections and concluded that the carrying value of our direct marketing goodwill exceeded the implied fair value based on the estimated fair value of the direct marketing reporting unit. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $7.6 million. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any further decline in the estimated fair value could result in additional impairments. As of January 29, 2011, the Company concluded that the remaining amount of goodwill and indefinite-lived assets were not impaired based on no further decline in fair value.

Amortization expense for fiscal 2010, fiscal 2009, and fiscal 2008 was $-0-, $21,000, and $77,000, respectively. As of January 30, 2010, the Company’s amortizable intangible assets were fully amortized.

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

As of January 29, 2011, there were approximately $7.9 million of outstanding letters of credit under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.3 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, has been included in current assets as of January 29, 2011 since the restriction relates to the Letter of Credit Agreement which now expires within one year.

We are currently reviewing alternatives for a new credit facility with several financial institutions, and we plan to have a new revolving credit facility in place prior to the expiration of the Letter of Credit Agreement.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year
	2010	2009
	(in thousands)
Accrued sales tax	$1,349	$618
Accrued payroll, bonus, taxes and withholdings	1,425	1,445
Accrued construction in progress	296	785
Accrued professional services	533	486
Credits due to customers	10,617	13,349
Allowance for sales returns	1,004	1,100
Other accrued expenses	6,564	8,390

	$21,788	$26,173

9. Long-Term Liabilities

Deferred Credits

Deferred credits consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at January 29, 2011 and January 30, 2010 was $5.7 million and $5.1 million, respectively, of deferred rent liability, and $5.1 million and $6.1 million, respectively, of tenant allowances.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

The Company recorded stock-based compensation expense of $827,000, $904,000, and $1.0 million for fiscal 2010, 2009 and 2008, respectively, related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in the statements of operations.

The per share weighted average fair value of stock options granted during fiscal 2010, fiscal 2009, and fiscal 2008 were $1.14, $1.19, and $0.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Fiscal Years Ended
	2010	2009	2008
Risk-free interest rates	2.58%	2.90%	3.00%
Expected lives	6.25 years	6.4 years	6.6 years
Expected volatility	62%	65%	59%
Expected dividend yields	—	—	—

The following table summarizes transactions in dELiA*s, Inc. stock options during fiscal 2010:

	2010
	Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Life (years)
Options outstanding as of January 30, 2010	6,106,229	$7.01
Options granted	539,250	1.88
Options exercised	(8,375)	1.59
Options cancelled or expired	(980,536)	5.24

Outstanding as of January 29, 2011	5,656,568	$6.80	4.78

Exercisable as of January 29, 2011	4,697,443	$7.76	4.04

The intrinsic value of stock options exercised during fiscal 2010, fiscal 2009, and fiscal 2008 was approximately $2,000, $1,400 and $-0-, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable at January 29, 2011 were approximately $63,000 and $17,500, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested shares as of January 30, 2010, and changes during the twelve month period ended January 29, 2011 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Shares at January 30, 2010	1,316,450	$1.45
Granted	539,250	1.14
Vested	(362,700)	1.26
Cancelled	(533,875)	1.36

Non-vested Shares at January 29, 2011	959,125	$1.24

As of January 29, 2011, there was approximately $484,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.5 years.

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

Preferred Stock

We are authorized to issue, without stockholder approval, up to 25,000,000 shares of preferred stock, $0.01 par value per share, having rights senior to those of our common stock. In addition, we have 1,000,000 shares of series A junior participating preferred stock authorized, none of which are outstanding as of January 29, 2011.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We had agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As of January 29, 2011, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures, leaving 873 debentures outstanding to be converted. During the fourth quarter of fiscal 2010, Alloy, Inc. was acquired by an investor group led by Zelnick Media and is no longer a public company. As a result of such transaction, the above 873 debentures are no longer outstanding as of January 29, 2011.

Restricted Stock

In fiscal 2010, fiscal 2009, and fiscal 2008 the Company issued 114,940, 106,952, and 90,908 shares of restricted stock, respectively, which are subject to vesting requirements, to outside board members valued at approximately $200,000 for each year at the date of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which is three years.

12. Income Taxes

The components of the benefit for income taxes consist of the following for fiscal:

	2010	2009	2008
	(in thousands)
Current:
State	$228	$(437)	$(63)
Federal	(9,503)	(6,406)	(4,492)

Total current	(9,275)	(6,843)	(4,555)

Deferred:
State	—	—	—
Federal	1,138	1,181	(2,319)

Total deferred	1,138	1,181	(2,319)

Net income tax benefit	$(8,137)	$(5,662)	$(6,874)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the fiscal year 2009 and 2008 income from discontinued operations were federal and state tax provisions of $9,000 and $29.6 million, respectively. There was no income from discontinued operations for fiscal 2010.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	2010	2009	2008
Computed expected tax benefit	(35%)	(35%)	(35%)
State taxes, net of federal benefit	1%	(2%)	0%
Goodwill impairment	9%	0%	0%
All other—individually less than 5%	(2%)	2%	0%

Total benefit	(27%)	(35%)	(35%)

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	January 29, 2011	January 30, 2010
	(in thousands)
Deferred tax assets:
Accruals and reserves	$5,520	$6,767
Plant and equipment	2,007	3,298
Net operating loss carry forwards	14,522	12,693

Gross deferred tax assets	22,049	22,758
Valuation allowance	(21,028)	(19,355)

Total deferred tax assets	1,021	3,403

Deferred tax liabilities:
Identifiable intangible assets	(1,041)	(1,041)
Other	(945)	(1,224)

Total deferred tax liabilities	(1,986)	(2,265)

Net deferred tax (liabilities) assets	$(965)	$1,138

Prior to the completion of the Spinoff, we were included in Alloy, Inc.’s consolidated federal and certain state income tax groups for income tax purposes. For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $106 million at January 29, 2011, expiring through January 31, 2023. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes and may experience such future changes. As a result, our federal NOL carry forwards are limited to $22 million due to this change in ownership event. In addition, the annual limitations may result in the expiration of net operating losses before utilization. For state tax purposes, we have unused NOL carry forwards of approximately $84 million at January 29, 2011 which have expiration dates that vary by jurisdiction.

In fiscal 2010, we recorded an adjustment of $965,000 to properly present our deferred tax liability related to an indefinite-lived intangible asset acquired at the time of the Spinoff, with a corresponding decrease to additional paid-in-capital. This adjustment had no material impact on prior years’ consolidated financial statements.

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

Based upon the above criteria, the Company does not believe that it is more-likely-than-not that the remaining net deferred tax assets will be realized. For fiscal 2010, the valuation allowance increased by $1.0 million related to the adjustment for the deferred tax liability noted above, and by $0.7 related to increased state tax net operating loss carry forwards. For fiscal 2009, the valuation allowance increased by $1.0 million also relating to increased state net operating loss carryforwards.

At January 29, 2011, the Company had a liability for unrecognized tax benefits of $422,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $422,000 is an accrual of $120,000 for the payment of related interest and penalties. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company recognizes interest related to unrecognized tax benefits in interest expense and any related penalties in income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company recorded an additional $5,000 and $10,000 in interest and penalties, respectively, for the fiscal year ended January 29, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(in thousands)
Unrecognized Tax Benefit – Beginning of year	$288	$267	$164
Gross increases – tax positions in prior period	59	29	52
Gross decreases – tax positions in prior period	(35)	(5)	—
Gross increases – tax positions in current period	11	10	90
Settlements during the period	(21)	(13)	(39)

Unrecognized Tax Benefit – End of Year	$302	$288	$267

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2006, 2008 and 2009. The Company’s fiscal 2007 examination by the Internal Revenue Service was completed and had no impact on the consolidated financial statements. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 16, 2010, the Company entered into an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) with Alloy, Inc. The A/R Media Services Agreement replaces the Original Agreement, which expired by its terms on December 19, 2010, and was effective on December 20, 2010, upon expiration of the Original Agreement. The A/R Media Services Agreement provides, among other things, that Alloy will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, upsell arrangements, catalog advertisements and insertions, sampling and in-store promotions, and database collection and marketing. The A/R Media Services Agreement expires on December 20, 2015.

We recorded revenues of $356,000, $399,000, and $557,000 for fiscal 2010, fiscal 2009, and fiscal 2008, respectively, in our financial statements in accordance with the terms of the media services agreements noted above.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. We compensated Alloy, Inc. approximately $1.2 million, $1.3 million, and $158,000 for fiscal 2010, fiscal 2009, and fiscal 2008, respectively, in relation to the services provided under these agreements.

14. Commitments and Contingencies

Leases

We lease dELiA*s retail stores, a call center, office space, storage space and certain computer equipment under noncancelable operating leases with various expiration dates through June 2021. As of January 29, 2011, future net minimum lease payments are as follows:

Fiscal Year:	Operating Leases
(in thousands)
2011	$17,953
2012	17,504
2013	16,190
2014	16,300
2015	15,755
Thereafter	34,164

Total minimum lease payments	117,866

Sublease rental	1,203

Net rentals	$116,663

Most of the dELiA*s retail store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession, including any lease renewals deemed to be probable. In addition,

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. We sublease a portion of our office space.

Total rental expense during fiscal 2010, 2009 and 2008 was $21.6 million, $20.3 million, and $18.2 million, respectively. There were no contingent excess rent payments made during these periods.

Sales Tax

At present, with respect to Alloy, sales or other similar taxes are collected in respect of direct shipments of goods to consumers located primarily in states where Alloy has a physical presence or personal property. With respect to the dELiA*s catalogs, sales or other similar taxes are collected only in states where we have dELiA*s retail stores, another physical presence or other personal property. However, various other states may seek to impose sales tax obligations on such shipments in the future. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the internet. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on our results of operations

License Agreement

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Plan

Full and part-time employees who meet eligibility requirements may participate in the dELiA*s Inc. 401(k) Profit Sharing Plan (the “Plan”). Under the Plan, employees can defer 1% to 75% of compensation as defined. The Company began in fiscal 2006 to match contributions in cash of $0.50 per employee contribution dollar on the first 5% of the employee contribution. The Company temporarily suspended its matching contribution to the Plan in early fiscal 2009. The matching contribution was subsequently reinstated starting in April 2010, however, the match was reduced to $0.25 from $0.50 per employee on the first 5% of employee contribution. The employees’ contribution is 100% vested, while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $120,000, $11,000, and $392,000 for fiscal years 2010, 2009 and 2008, respectively.

Litigation

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

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
January 29, 2011	$69,943	$69,760	$139,703
January 30, 2010	94,935	74,456	169,391

Capital Expenditures (accrual basis)
January 29, 2011	$301	$5,014	$5,315
January 30, 2010	304	12,399	12,703
January 31, 2009	832	9,761	10,593

Depreciation and Amortization
January 29, 2011	$1,296	$9,373	$10,669
January 30, 2010	1,449	8,644	10,093
January 31, 2009	1,413	7,381	8,794

Goodwill
January 29, 2011	$4,462	$—	$4,462
January 30, 2010	12,073	—	12,073

	Fiscal
	2010	2009	2008
	(in thousands)
Net revenues:
Direct marketing	$98,253	$105,382	$102,557
Retail store	122,444	118,484	113,063

Total net revenues	220,697	223,866	215,620

Operating loss:
Direct marketing	(9,915)	(897)	(1,490)
Retail store	(19,512)	(14,970)	(17,692)

Loss from continuing operations before interest expense and income taxes	(29,427)	(15,867)	(19,182)
Interest expense, net	(353)	(235)	(309)

Loss from continuing operations before income taxes	$(29,780)	$(16,102)	$(19,491)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	Fiscal 2010				Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$49,961	$43,213	$60,610	$66,913	$52,097	$45,732	$59,736	$66,301
Gross profit	15,649	12,387	20,772	24,647	16,859	14,959	21,779	24,664
Total operating expenses (1)(2)	23,447	21,451	31,998	25,986	22,166	21,854	23,678	26,430
Loss from continuing operations before income taxes	(7,885)	(9,146)	(11,317)	(1,432)	(5,298)	(6,948)	(1,996)	(1,860)
Income from discontinued operations	—	—	—	—	—	6	5	5
Net (loss) income	$(5,825)	$(6,848)	$(9,662)	$692	$(3,634)	$(4,658)	$(1,341)	$(791)

Basic (loss) income per share (3)	$(0.19)	$(0.22)	$(0.31)	$0.02	$(0.12)	$(0.15)	$(0.04)	$(0.03)

Diluted (loss) income per share (3)	$(0.19)	$(0.22)	$(0.31)	$0.02	$(0.12)	$(0.15)	$(0.04)	$(0.03)

(1)	In the fourth quarter of 2009, the Company included initial gift card breakage income of $1.3 million recorded in other operating income.
(2)	Included in the third quarter of fiscal 2010 is a goodwill impairment charge of $7.6 million. See Note 6 for further discussion.
(3)	(Loss) income per share calculations for each quarter include the appropriate weighted average effect for the quarter; therefore, the sum of quarterly (loss) income per share amounts may not equal year-to-date (loss) income per share amounts, which reflect the weighted average effect on a year-to-date basis.

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns and allowances:
January 29, 2011	$1,100	$18,388	$18,484	$1,004
January 30, 2010	1,288	19,088	19,276	1,100
January 31, 2009	1,020	18,040	17,772	1,288

Reserve for inventory:
January 29, 2011	$1,504	$2,430	$2,517	$1,417
January 30, 2010	2,110	2,212	2,818	1,504
January 31, 2009	3,031	2,625	3,546	2,110

Valuation allowance for deferred tax assets:
January 29, 2011	$19,355	$1,673	$—	$21,028
January 30, 2010	18,394	961	—	19,355
January 31, 2009	21,693	—	3,299	18,394

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date: April 14, 2011	By:	/s/ WALTER KILLOUGH
Walter Killough Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter Killough Walter Killough	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2011

/s/ DAVID J. DICK David J. Dick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 14, 2011

/s/ CARTER S. EVANS Carter S. Evans	Chairman and Director	April 14, 2011

/s/ PAUL J. RAFFIN Paul J. Raffin	Director	April 14, 2011

/s/ GENE WASHINGTON Gene Washington	Director	April 14, 2011

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 14, 2011

Michael Zimmerman	Director	April 14, 2011

Mario Ciampi	Director	April 14, 2011

INDEX TO EXHIBITS

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3

Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc.

(incorporated by reference to Exhibit A of Exhibit 10.23 hereto) (incorporated by reference from the

dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.1	dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference from dELiA*S, Inc. Definitive Proxy Statement on Schedule 14A filed on June 1, 2007).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.4	Employment Agreement dated as of December 2, 2008 by and between dELiA*s Inc. and Walter Killough (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on December 5, 2008).

10.4.1	First Amendment dated June 17, 2010 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 21, 2010).

10.5	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.6	Registration Rights Agreement dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.8	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.9	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

1

10.10	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.11	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.12	401(k) Agreement (incorporated by reference from dELiA*s, Inc. Annual Report on Form 10-K filed on April 28, 2006).

10.13	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.14	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed February 26, 2003).

10.15	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.16	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.17	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.18	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy, Inc. Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.19	Media Services Agreement, dated as of February 15, 2006, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s Form 8-K filed on February 21, 2006).

10.19.1	Amendment dated as of September 29, 2008 to the Media Services Agreement dated as of February 15, 2006 (incorporated by reference to the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

10.20	Amended and Restated Media Services Agreement dated as of November 8, 2010, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 22, 2010).

10.21	Lease Agreement, dated as of August 14, 2006, between Matana LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s Form 8-K filed on August 18, 2006).

10.22	Offer Letter dated as of July 10, 2007 between dELiA*s, Inc. and Marc G. Schuback (incorporated by reference from the dELiA*s, Inc. Quarterly Report on Form 10Q filed on December 10, 2007).

10.23	Employment Agreement dated as of January 28, 2008 between dELiA*s, Inc. and Michele Donnan Martin (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on January 28, 2008).

10.23.1	Waiver Letter of Michele Donnan Martin dated May 4, 2010 (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 5, 2010).

2

10.24

Offer Letter dated March 4, 2008 and Amendment to Offer Letter dated January 26, 2009 between

dELiA*s, Inc. and David J. Dick (incorporated by reference from the dELiA*s, Inc. current report on

Form 8K filed on January 26, 2009).

10.25	Asset Purchase Agreement by and among Skate Direct, LLC, dELiA*s, Inc., Zephyr Acquisition, LLC, and Foot Locker, Inc. (solely for the purposes of Section 10.13(b)) (incorporated by reference from dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

10.26

Intellectual Property Purchase Agreement dated as of September 29, 2008 by and among Alloy, Inc.,

Skate Direct, LLC and dELiA*s, Inc. (solely for purposes of Section 6.1(c), 6.2 and 10.13) (incorporated by reference from the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

10.27	Media Placement Services Agreement made as of September 29, 2008 by and between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference to the dELiA*s, Inc. current report on Form 8K filed on September 29, 2008).

10.28	Letter of Credit Agreement dated as of June 26, 2009 among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on June 29, 2009).

10.28.1

First Amendment dated as of January 28, 2010 to Letter of Credit Agreement among dELiA*s, Inc.

certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from

dELiA*s, Inc. Current Report on Form 8-K filed on February 1, 2010).

10.29	Trademark Coexistence Agreement dated as of December 29, 2005 between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Annual Report on Form 10-K filed on April 15, 2010)

10.30	Agreement dated as of March 25, 2011 by and among dELiA*s, Inc; Michael Zimmerman; Mario Ciampi; Prendel, LLC; and Prentice Capital Management LP (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on March 29, 2011).

18.1	Letter from BDO USA, LLP regarding change in accounting principle (incorporated by reference from the dELiA*s Inc. Annual Report on Form 10-K filed on April 28, 2006).

21	Subsidiaries of dELiA*s, Inc. as of January 31, 2009 (incorporated by reference from Exhibit 21 to dELiA*s, Inc. Annual Report on Form 10-K filed on April 16, 2009).

23.1*	Consent of BDO USA, LLP.

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

*	Filed herewith.

3