Form 10-Q
period 2011-04-30
dELiAs, Inc.
filed 2011-06-09
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 6, 2011 the registrant had 31,432,531 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	April 30, 2011	January 29, 2011	May 1, 2010
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,503	$28,074	$26,671
Inventories, net	32,667	32,025	31,536
Prepaid catalog costs	1,666	1,845	1,762
Restricted cash	10,244	8,268	—
Deferred income taxes	—	—	1,138
Other current assets	17,893	12,511	14,935

TOTAL CURRENT ASSETS	73,973	82,723	76,042

PROPERTY AND EQUIPMENT, NET	48,643	49,988	55,183
GOODWILL	4,462	4,462	12,073
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
RESTRICTED CASH	—	—	8,584
OTHER ASSETS	242	111	186

TOTAL ASSETS	$129,739	$139,703	$154,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,534	$21,301	$16,732
Accrued expenses and other current liabilities	18,173	21,788	24,621
Income taxes payable	780	742	783

TOTAL CURRENT LIABILITIES	37,487	43,831	42,136

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	12,516	11,828	12,063

TOTAL LIABILITIES	50,003	55,659	54,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,432,531, 31,432,531 and 31,310,091 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	98,671	98,510	98,936
(Accumulated deficit) retained earnings	(18,966)	(14,497)	1,321

TOTAL STOCKHOLDERS’ EQUITY	79,736	84,044	100,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,739	$139,703	$154,487

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

NET REVENUES	$49,146	$49,961
Cost of goods sold	32,663	34,312

GROSS PROFIT	16,483	15,649

Selling, general and administrative expenses	21,900	23,591
Other operating income	(38)	(144)

TOTAL OPERATING EXPENSES	21,862	23,447

OPERATING LOSS	(5,379)	(7,798)
Interest expense, net	(87)	(87)

LOSS BEFORE INCOME TAXES	(5,466)	(7,885)
Benefit for income taxes	(997)	(2,060)

NET LOSS	$(4,469)	$(5,825)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$(0.14)	$(0.19)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,209,737	31,099,303

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirteen
	Weeks Ended
	April 30,	May 1,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,469)	$(5,825)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,787	2,452
Stock-based compensation	161	299
Changes in operating assets and liabilities:
Inventories	(642)	2,166
Prepaid catalog costs and other assets	(5,334)	(1,352)
Restricted cash	(1,976)	(1,044)
Income taxes payable	38	50
Accounts payable, accrued expenses and other liabilities	(6,187)	(10,192)

Total adjustments	(11,153)	(7,621)

NET CASH USED IN OPERATING ACTIVITIES	(15,622)	(13,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(949)	(1,530)

NET CASH USED IN INVESTING ACTIVITIES	(949)	(1,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	—	1

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,571)	(14,975)

CASH AND CASH EQUIVALENTS, beginning of period	28,074	41,646

CASH AND CASH EQUIVALENTS, end of period	$11,503	$26,671

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$48	$42

Cash paid during the period for taxes	$37	$43

Capital expenditures incurred not yet paid	$893	$1,670

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In this Form 10-Q , when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company” “we,” “us,” or “our,” we are referring to dELiA*s, Inc. and its subsidiaries. When we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at April 30, 2011 and May 1, 2010 and for the thirteen week periods ended April 30, 2011 and May 1, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 29, 2011 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

The Company’s fiscal year ends on the Saturday closest to January 31. References to “fiscal 2010” represent the 52-week period ended January 29, 2011 and references to “fiscal 2011” represent the 52-week period ending January 28, 2012.

The financial statements include the accounts of dELiA*s, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During fiscal 2010, the Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company adopted the remaining disclosure requirements in the first quarter of fiscal 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have a material impact on our condensed consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Fair Value of Financial Instruments

We follow the guidance in ASC 820 as it relates to financial and nonfinancial assets and liabilities. Our non-financial assets, which include property and equipment, goodwill and indefinite-lived intangibles, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, and other accrued liabilities approximated fair value due to the short maturity of these financial instruments.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of April 30, 2011, January 29, 2011 and May 1, 2010 were approximately $1.7 million, $1.3 million and $1.3 million, respectively.

5. Inventories

Inventories, which consist of finished goods, including certain capitalized expenses, are stated at the lower of cost (first-in, first out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

6. Net Income (Loss) Per Share

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

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen week periods ended April 30, 2011 and May 1, 2010:

	For Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Options, warrants and restricted shares	6,581,923	7,447,154
Conversion of 5.375% Convertible Debentures	—	873

Total	6,581,923	7,448,027

7. Other Current Assets

Other current assets consisted of the following (in thousands):

	April 30,	January 29,	May 1,
	2011	2011	2010
Income taxes receivable	$10,983	$9,965	$9,428
Other current assets	6,910	2,546	5,507

	$17,893	$12,511	$14,935

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	April 30,	January 29,	May 1,
	2011	2011	2010
Construction in progress	$1,368	$789	$2,736
Computer equipment	11,277	11,066	10,413
Machinery and equipment	125	125	125
Office furniture	19,637	19,765	19,147
Leasehold improvements	53,161	52,449	51,271
Building	7,559	7,559	7,559
Land	500	500	500

	93,627	92,253	91,751
Less: accumulated depreciation and amortization	(44,984)	(42,265)	(36,568)

	$48,643	$49,988	$55,183

Depreciation and amortization expense related to property and equipment was approximately $2.8 million and $2.5 million for the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively.

9. Credit Facility

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to a letter of credit agreement (“Letter of Credit Agreement”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”). The Letter of Credit Agreement, which was terminated on May 26, 2011, provided for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15 million or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15.8 million. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, had been pledged as collateral for these obligations.

On January 28, 2010, the Company entered into a First Amendment to Letter of Credit Agreement (the “First Amendment”) with Wells Fargo. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral was only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended.

The Letter of Credit Agreement called for the payment by the Company of an unused line fee of 0.75% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 2.00% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses generally charged by the letter of credit issuer. The Letter of Credit Agreement did not contain any financial covenants with which the Company or any of its subsidiaries or affiliates had to comply during the term of the Letter of Credit Agreement.

As of April 30, 2011, there were approximately $9.8 million of outstanding letters of credit under the Letter of Credit Agreement. The cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $10.2 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, is included in current assets as of April 30, 2011 since the restriction relates to the Letter of Credit Agreement which expires within one year.

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with GE Capital in its capacity as a lender, the “Lenders”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $25,000,000, including a $15,000,000 sublimit for the issuance of letters of credit and a swingline loan facility of $5,000,000. Under the Credit Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25,000,000. The Credit Agreement has a term of five years and matures on May 26, 2016. The obligations of the Borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Interest accrues on the outstanding principal amount of the revolving credit loans at an annual rate equal to LIBOR (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement), plus an applicable margin which is subject to periodic adjustment based on average excess availability under the Credit Agreement. Interest on each swingline loan is calculated using the Base Rate.

The Credit Agreement contains customary representations and warranties, as well as customary covenants that, among other things, restricts the ability of the Company and its subsidiaries to incur liens, consolidate or merge with other entities, incur certain additional indebtedness and guaranty obligations, pay dividends or make certain other restricted payments. The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties and covenants, cross defaults to other material indebtedness, and bankruptcy and insolvency matters.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30,	January 29,	May 1,
	2011	2011	2010
Accrued sales tax	$525	$1,349	$575
Accrued payroll, bonus, taxes and withholdings	606	1,425	497
Accrued professional services	335	533	330
Credits due to customers	10,031	10,617	12,761
Allowance for sales returns	983	1,004	964
Accrued capital expenditures	703	296	1,485
Other accrued expenses	4,990	6,564	8,009

	$18,173	$21,788	$24,621

11. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at April 30, 2011, January 29, 2011 and May 1, 2010 was $5.8 million, $5.7 million, and $5.4 million, respectively, of deferred rent liability, and $5.8 million, $5.1 million, and $5.8 million, respectively, of tenant allowances.

12. Share-Based Compensation

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

Included in selling, general and administrative expense in the financial statements was stock-based compensation expense of approximately $161,000 and $299,000 for the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively, related to employee stock options and restricted stock.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The per share weighted average fair value of stock options granted during the thirteen weeks ended April 30, 2011 was $0.97. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

April 30, 2011
Dividend yield	0%
Risk-free interest rate	2.9%
Expected life (in years)	6.25
Historical volatility	61%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 29, 2011	5,656,568	$6.80
Options granted	251,000	1.64
Options exercised	—	—
Options cancelled	(426,937)	9.78

Options outstanding at April 30, 2011	5,480,631	$6.34

Options exercisable at April 30, 2011	4,507,258	$7.30

As of April 30, 2011, there were $569,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

13. Stockholders’ equity

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We had agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. There were 4,136,441 shares of dELiA*s, Inc. common stock issued in connection with conversions of the Debentures, leaving 873 debentures outstanding to be converted. During the fourth quarter of fiscal 2010, Alloy, Inc. was acquired by an investor group led by Zelnick Media and is no longer a public company. As a result of such transaction, the above 873 debentures are no longer outstanding.

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen weeks ended April 30, 2011 or May 1, 2010.

14. Interest Expense, Net

Interest expense and income are presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest expense relates to costs associated with our Letter of Credit Agreement. Interest expense for the thirteen week periods ended April 30, 2011 and May 1, 2010 was $89,400 and $92,000, respectively. Interest income for the thirteen week periods ended April 30, 2011 and May 1, 2010 was $2,200 and $5,400, respectively.

15. Spinoff Related Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. originally arranged these advertising services on our behalf, through a Media Services Agreement (the “Original Agreement”) entered into in connection with the Spinoff. Revenue under these arrangements is recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement.

On November 16, 2010, the Company entered into an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) with Alloy, Inc. The A/R Media Services Agreement replaces the Original Agreement, which expired by its terms on December 19, 2010, and became effective on December 20, 2010, upon expiration of the Original Agreement. The A/R Media Services Agreement provides, among other things, that Alloy, Inc. will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, upsell arrangements, catalog advertisements and insertions, sampling and in-store promotions, and database collection and marketing. The A/R Media Services Agreement expires on December 20, 2015. Effective May 6, 2011, the Company and Alloy, Inc. amended the A/R Media Services Agreement to remove the sampling and in-store promotion services therefrom.

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

16. Income Taxes

The (benefit) provision for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen weeks ended April 30, 2011 and May 1, 2010 was 18.3% and 26.1%, respectively. The benefit for the first quarter of fiscal 2011 included adjustments related to the filing of our 2010 income tax return. The Company does not expect to recognize any additional tax benefit for federal taxes for the remainder of the year.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

At April 30, 2011, the Company had a liability for unrecognized tax benefits of $431,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $431,000 is an accrual of $128,000 for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen weeks ended April 30, 2011. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2006, 2008, 2009 and 2010. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examinations.

17. Litigation

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

18. Segment Reporting

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

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs, together with goodwill. Corporate and other assets include corporate headquarters, distribution and contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and corporate and other capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in our most recent Form 10-K. Reportable data for our operating segments were as follows:

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Direct Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
April 30, 2011	$53,959	$75,780	$129,739
January 29, 2011	69,943	69,760	139,703
May 1, 2010	79,308	75,179	154,487
Capital Expenditures (accrual basis)
April 30, 2011 - 13 weeks ended	$22	$1,420	$1,442
May 1, 2010 - 13 weeks ended	43	2,250	2,293
Depreciation and Amortization
April 30, 2011 - 13 weeks ended	$302	$2,485	$2,787
May 1, 2010 - 13 weeks ended	334	2,118	2,452
Goodwill
April 30, 2011	$4,462	$—	$4,462
January 29, 2011	4,462	—	4,462
May 1, 2010	12,073	—	12,073

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Net revenues:
Retail store	$27,014	$25,981
Direct marketing	22,132	23,980

Total net revenue	$49,146	$49,961

Operating loss:
Retail store	$(4,353)	$(6,599)
Direct marketing	(1,026)	(1,199)

Operating loss	$(5,379)	$(7,798)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended January 29, 2011 was a 52-week fiscal year, and fiscal year ending January 28, 2012 will also be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%
Cost of goods sold	66.5%	68.7%

Gross profit	33.5%	31.3%

Operating expenses:
Selling, general and administrative expenses	44.6%	47.2%
Other operating income	(0.1%)	(0.3%)

Total operating expenses	44.5%	46.9%

Operating loss	(10.9%)	(15.6%)
Interest expense, net	(0.2%)	(0.2%)

Loss before income taxes	(11.1%)	(15.8%)
Benefit for income taxes	(2.0%)	(4.1%)

Net loss	(9.1%)	(11.7%)

Thirteen Weeks Ended April 30, 2011 Compared to Thirteen Weeks Ended May 1, 2010

Revenues

Total Revenues. Total revenues decreased 1.6% to $49.1 million in the quarter ended April 30, 2011 from $50.0 million in the quarter ended May 1, 2010.

Direct Marketing Revenues. Direct marketing revenues decreased 7.7% to $22.1 million in the quarter ended April 30, 2011 from $24.0 million in the quarter ended May 1, 2010. The revenue decrease was attributable to the shift in the timing of our physical inventories from the end of the fourth quarter in the prior year to the early part of first quarter this year, as well as an increase in back orders in the first quarter of fiscal 2011 as compared to the prior year period.

Retail Store Revenues. Retail store revenues increased 4.0% to $27.0 million in the quarter ended April 30, 2011 from $26.0 million in the quarter ended May 1, 2010. The revenue increase was driven by new store openings and by a comparable store sales increase of 0.9% over the prior year period. During the quarter ended April 30, 2011, we opened one new store, ending the period with 115 stores in operation as compared to the 111 stores in operation as of May 1, 2010.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Channel net revenues (in thousands):
Retail	$27,014	$25,981
Direct	22,132	23,980

Total net revenues	$49,146	$49,961

Catalogs Mailed (in thousands)	8,741	9,074

Number of Stores:
Beginning of period	114	109
Stores opened	1	2
Stores closed	—	—

End of Period	115	111

Total Gross Sq. Ft. End of Period (in thousands)	440.0	425.1

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended April 30, 2011 was $16.5 million or 33.5% of revenues as compared to $15.6 million or 31.3% of revenues in the quarter ended May 1, 2010.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended April 30, 2011 was $9.9 million or 44.6% of revenues as compared to $10.6 million or 44.1% of revenues for the quarter ended May 1, 2010. The increase in gross profit, as a percentage of sales, included an increase in merchandise margin.

Retail Store Gross Profit. Retail store gross profit for the quarter ended April 30, 2011 was $6.6 million or 24.5% of revenues as compared to $5.1 million or 19.6% of revenues for the quarter ended May 1, 2010. The increase in gross profit, as a percentage of sales, reflects improved merchandise margins and the leveraging of occupancy costs.

Selling General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 44.6% for the quarter ended April 30, 2011 from 47.2% for the quarter ended May 1, 2010. Excluding a pre-tax severance charge of $1.4 million, SG&A expenses were 44.3% of sales in the first quarter of fiscal 2010. In total dollars, SG&A decreased to $21.9 million in the quarter ended April 30, 2011 from $23.6 million in the quarter ended May 1, 2010. The decrease in SG&A in dollars reflects reduced overhead costs, partially offset by an increase in selling and depreciation expenses.

Direct Marketing SG&A. Direct marketing SG&A decreased to $10.9 million in the quarter ended April 30, 2011 compared to $11.8 million in the quarter ended May 1, 2010. As a percentage of related revenues, the direct marketing SG&A remained flat at 49.3%. Included in the first quarter of fiscal 2010 was $0.7 million of the aforementioned severance charge. The decrease in SG&A in dollars reflects reduced overhead and depreciation expenses, partially offset by an increase in selling expenses.

Retail Store SG&A. Retail SG&A decreased to $11.0 million in the quarter ended April 30, 2011 from $11.8 million in the quarter ended May 1, 2010. As a percentage of related revenues, retail SG&A decreased to 40.7% in the quarter ended April 30, 2011 from 45.3% for the quarter ended May 1, 2010. Included in the first quarter of fiscal 2010 was $0.7 million of the aforementioned severance charge. The decrease in SG&A in dollars as a percentage of sales reflects the leveraging of selling expenses and reduced overhead costs, partially offset by increased depreciation expense.

Other Operating Income

Other operating income, which represents breakage income, was $38,000 for the first quarter of fiscal 2011 compared to $144,000 in first quarter of fiscal 2010.

Operating Loss

Total Operating Loss. Our total operating loss was $5.4 million for the quarter ended April 30, 2011 as compared to a loss of $7.8 million for the quarter ended May 1, 2010. The fiscal 2010 loss included the aforementioned pre-tax severance charge of $1.4 million.

Direct Marketing Operating Loss. Direct marketing operating loss was $1.0 million for the quarter ended April 30, 2011 as compared to a loss of $1.2 million for the quarter ended May 1, 2010. The fiscal 2010 loss, adjusted to exclude the aforementioned severance charge, was $0.4 million.

Retail Store Operating Loss. Operating loss from retail stores was $4.4 million for the quarter ended April 30, 2011 as compared to a loss of $6.6 million for the quarter ended May 1, 2010. The fiscal 2010 loss, adjusted to exclude the aforementioned severance charge, was $5.9 million.

Interest expense, net

We recorded net interest expense of $87,000 in the quarter ended April 30, 2011 and the quarter ended May 1, 2010. Interest expense related to costs associated with our Letter of Credit Agreement with Wells Fargo. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

We recorded an income tax benefit of $1.0 million for the fiscal quarter ended April 30, 2011 and $2.1 million for the fiscal quarter ended May 1, 2010. The benefit for the first quarter of fiscal 2011 included adjustments related to the filing of our 2010 income tax return. The Company does not expect to recognize any additional tax benefit for federal taxes for the remainder of the year.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances as well as utilization of our Letter of Credit Agreement and during this year through the Credit Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

We expect our current cash balance, cash flow from operations and availability under our new credit facility with GE Capital will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the next twelve months. However, if we decide to accelerate growth of our retail operations beyond the ranges in our present retail strategy, or if cash balances, cash flow from operations, or availability under the new credit facility are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

dELiA*s, Inc. and certain of its wholly-owned subsidiaries were parties to the Letter of Credit Agreement with Wells Fargo. The Letter of Credit Agreement, which was terminated on May 26, 2011, provided for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15 million or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15.8 million. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, had been pledged as collateral for these obligations.

On January 28, 2010, the Company entered into the First Amendment with Wells Fargo. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral was only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended.

The Letter of Credit Agreement called for the payment by the Company of an unused line fee of 0.75% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 2.00% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses generally charged by the letter of credit issuer. The Letter of Credit Agreement did not contain any financial covenants with which the Company or any of its subsidiaries or affiliates had to comply during the term of the Letter of Credit Agreement.

As of April 30, 2011, there were approximately $9.8 million of outstanding letters of credit under the Letter of Credit Agreement. The cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $10.2 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, is included in current assets as of April 30, 2011 since the restriction relates to the Letter of Credit Agreement which expires within one year.

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into the Credit Agreement with GE Capital, as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with GE Capital in its capacity as a lender, the “Lenders”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $25,000,000, including a $15,000,000 sublimit for the issuance of letters of credit and a swingline loan facility of $5,000,000. Under the Credit Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25,000,000. The Credit Agreement has a term of five years and matures on May 26, 2016. The obligations of the Borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

Interest accrues on the outstanding principal amount of the revolving credit loans at an annual rate equal to LIBOR (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement), plus an applicable margin which is subject to periodic adjustment based on average excess availability under the Credit Agreement. Interest on each swingline loan is calculated using the Base Rate.

The Credit Agreement contains customary representations and warranties, as well as customary covenants that, among other things, restricts the ability of the Company and its subsidiaries to incur liens, consolidate or merge with other entities, incur certain additional indebtedness and guaranty obligations, pay dividends or make certain other restricted payments. The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties and covenants, cross defaults to other material indebtedness, and bankruptcy and insolvency matters.

Operating Activities

Net cash used in operating activities was $15.7 million in the thirteen weeks ended April 30, 2011, compared with $13.4 million in the thirteen weeks ended May 1, 2010. The cash used in operating activities was due primarily to funding the net operating losses and the timing of vendor payments.

Investing Activities

Cash used in investing activities was $0.9 million in the thirteen weeks ended April 30, 2011, compared with $1.5 million in the thirteen weeks ended May 1, 2010. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Financing Activities

Cash provided by financing activities was $-0- in the thirteen weeks ended April 30, 2011, compared with $1,000 in the thirteen weeks ended May 1, 2010, related to the exercise of employee stock options.

Contractual Obligations

The following table presents our significant contractual obligations as of April 30, 2011 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$145,992	$18,024	$33,479	$46,430	$48,059
Purchase Obligations (2)	67,341	67,341
Future Severance-Related Payments (3)	2,156	2,156

Total	$215,489	$87,521	$33,479	$46,430	$48,059

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

We have long-term, non-cancelable operating lease commitments for retail stores, office space, contact center facilities and equipment.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, catalog costs, inventory valuation, goodwill and other indefinite-lived intangible assets and long-lived asset impairment, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During fiscal 2010, the Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company adopted the remaining disclosure requirements in the first quarter of fiscal 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have a material impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Letter of Credit Agreement and expect to enter into letters of credit issued under the Credit Agreement in each instance to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of April 30, 2011, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, April 30, 2011, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2011 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow ACS 450 Contingencies when assessing pending or potential litigation.

The information set forth in Part I, Note 17 to the Notes to Condensed Consolidated Financial Statements contained on page 12 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

dELiA*s, Inc.

Date: June 9, 2011	By	/S/ WALTER KILLOUGH
Walter Killough
Chief Executive Officer

Date: June 9, 2011	By	/S/ DAVID J. DICK
David J. Dick
Chief Financial Officer