Form 10-Q
period 2011-07-30
dELiAs, Inc.
filed 2011-09-08
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

As of September 6, 2011 the registrant had 31,432,531 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	July 30, 2011	January 29, 2011	July 31, 2010
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,216	$28,074	$15,156
Inventories, net	39,862	32,025	40,364
Prepaid catalog costs	2,955	1,845	2,851
Restricted cash	—	8,268	8,505
Deferred income taxes	—	—	1,138
Other current assets	4,248	12,511	17,105

TOTAL CURRENT ASSETS	69,281	82,723	85,119
PROPERTY AND EQUIPMENT, NET	46,612	49,988	54,973
GOODWILL	4,462	4,462	12,073
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
OTHER ASSETS	855	111	169

TOTAL ASSETS	$123,629	$139,703	$154,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,902	$21,301	$24,877
Accrued expenses and other current liabilities	19,447	21,788	23,486
Income taxes payable	833	742	797

TOTAL CURRENT LIABILITIES	41,182	43,831	49,160

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	12,076	11,828	11,978

TOTAL LIABILITIES	53,258	55,659	61,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,432,531, 31,432,531 and 31,310,091 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	98,918	98,510	99,111
Accumulated deficit	(28,578)	(14,497)	(5,527)

TOTAL STOCKHOLDERS’ EQUITY	70,371	84,044	93,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,629	$139,703	$154,753

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

NET REVENUES	$44,347	$43,213	$93,493	$93,174
Cost of goods sold	32,381	30,826	65,046	65,138

GROSS PROFIT	11,966	12,387	28,447	28,036

Selling, general and administrative expenses	21,426	21,545	43,324	45,136
Other operating income	(34)	(94)	(72)	(238)

TOTAL OPERATING EXPENSES	21,392	21,451	43,252	44,898

OPERATING LOSS	(9,426)	(9,064)	(14,805)	(16,862)
Interest expense, net	(136)	(82)	(223)	(169)

LOSS BEFORE INCOME TAXES	(9,562)	(9,146)	(15,028)	(17,031)
Provision (benefit) for income taxes	50	(2,298)	(947)	(4,358)

NET LOSS	$(9,612)	$(6,848)	$(14,081)	$(12,673)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$(0.31)	$(0.22)	$(0.45)	$(0.41)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,209,737	31,105,434	31,209,737	31,102,369

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,081)	$(12,673)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,722	5,169
Stock-based compensation	408	474
Changes in operating assets and liabilities:
Inventories	(7,837)	(6,662)
Prepaid catalog costs and other assets	6,409	(4,594)
Restricted cash	8,268	(965)
Income taxes payable	91	64
Accounts payable, accrued expenses and other liabilities	(2,870)	(2,904)

Total adjustments	10,191	(9,418)

NET CASH USED IN OPERATING ACTIVITIES	(3,890)	(22,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,968)	(4,400)

NET CASH USED IN INVESTING ACTIVITIES	(1,968)	(4,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	—	1

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,858)	(26,490)

CASH AND CASH EQUIVALENTS, beginning of period	28,074	41,646

CASH AND CASH EQUIVALENTS, end of period	$22,216	$15,156

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$959	$91

Cash paid during the period for taxes	$129	$127

Capital expenditures incurred not yet paid	$778	$1,306

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

1. Basis of Presentation

We are a direct marketing and retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based retail stores. Through our catalogs and e-commerce web pages, we sell many name brand products, along with our own proprietary brand products, directly to consumers, including apparel, accessories, footwear and room furnishings. Our mall-based retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at July 30, 2011 and July 31, 2010 and for the thirteen week and twenty-six week periods ended July 30, 2011 and July 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 29, 2011 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

The Company’s fiscal year ends on the Saturday closest to January 31st. References to “fiscal 2010” represent the 52-week period ended January 29, 2011 and references to “fiscal 2011” represent the 52-week period ending January 28, 2012.

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

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of July 30, 2011, January 29, 2011 and July 31, 2010 were approximately $2.3 million, $1.3 million and $2.4 million, respectively.

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

The total weighted average number of potential common shares with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010:

	For Thirteen Weeks Ended		For Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Options, warrants and restricted shares	5,249,053	7,166,920	5,249,053	7,169,986
Conversion of 5.375% Convertible Debentures	—	873	—	873

Total	5,249,053	7,167,793	5,249,053	7,170,859

7. Other Current Assets

Other current assets consisted of the following (in thousands):

	July 30, 2011	January 29, 2011	July 31, 2010

Income taxes receivable	$250	$9,965	$11,778
Other current assets	3,998	2,546	5,327

	$4,248	$12,511	$17,105

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	July 30, 2011	January 29, 2011	July 31, 2010

Construction in progress	$1,001	$789	$636
Computer equipment	11,295	11,066	10,971
Machinery and equipment	125	125	125
Office furniture	19,936	19,765	20,027
Leasehold improvements	54,114	52,449	54,440
Building	7,559	7,559	7,559
Land	500	500	500

	94,530	92,253	94,258
Less: accumulated depreciation and amortization	(47,918)	(42,265)	(39,285)

	$46,612	$49,988	$54,973

Depreciation and amortization expense related to property and equipment was approximately $2.9 million and $5.7 million for the thirteen and twenty-six week periods ended July 30, 2011, respectively, and $2.7 million and $5.2 million for the thirteen and twenty-six weeks periods ended July 31, 2010, respectively.

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

On January 28, 2010, the Company entered into a First Amendment to Letter of Credit Agreement (the “First Amendment”) with Wells Fargo. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral was only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended. At July 31, 2010, the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.5 million. The cash collateral, which was shown as restricted cash on the accompanying condensed consolidated balance sheet, was included in current assets as of July 31, 2010 since the restriction related to the Letter of Credit Agreement was to expire within one year.

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

As of July 30, 2011, there were approximately $11.9 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $13.0 million.

The Credit Agreement calls for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the Credit Agreement, a letter of credit fee calculated using a per annum rate equal to the Applicable Margin with respect to letters of credit (as defined in the Credit Agreement) multiplied by the average outstanding face amount of letters of credit issued under the Credit Agreement, as well as other customary fees and expenses. The Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Credit Agreement.

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

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 30, 2011	January 29, 2011	July 31, 2010

Accrued sales tax	$474	$1,349	$723
Accrued payroll, bonus, taxes and withholdings	1,480	1,425	1,551
Accrued professional services	387	533	456
Credits due to customers	9,819	10,617	11,707
Allowance for sales returns	775	1,004	889
Accrued capital expenditures	578	296	941
Other accrued expenses	5,934	6,564	7,219

	$19,447	$21,788	$23,486

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at July 30, 2011, January 29, 2011 and July 31, 2010 was approximately $5.8 million, $5.7 million, and $5.8 million, respectively, of deferred rent liability, and approximately $5.3 million, $5.1 million, and $5.6 million, respectively, of tenant allowances.

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

Included in selling, general and administrative expense in the financial statements was stock-based compensation expense of approximately $235,000 and $408,000 for the thirteen and twenty-six week periods ended July 30, 2011, respectively, and $175,000 and $474,000 for the thirteen and twenty-six week periods ended July 31, 2010, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the twenty-six weeks ended July 30, 2011 was $0.95. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

July 30, 2011
Dividend yield	—
Risk-free interest rate	2.6%
Expected life (in years)	6.25
Historical volatility	60%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 29, 2011	5,656,568	$6.80
Options granted	596,000	1.63
Options exercised	—	—
Options cancelled	(2,104,807)	7.64

Options outstanding at July 30, 2011	4,147,761	$5.64

Options exercisable at July 30, 2011	3,026,512	$7.05

As of July 30, 2011, there was $634,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

Warrants and Convertible Debentures

Prior to the Spinoff, Alloy, Inc. had warrants outstanding for the purchase of 1,326,309 shares in the aggregate of Alloy, Inc. common stock that were issued to certain purchasers of (i) Alloy, Inc. common stock in a private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such Warrants otherwise were exercisable and one-half that number of shares, or 663,155 shares of our common stock, none of which have been issued. We have agreed with Alloy, Inc. that we will issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants were unaffected by the Spinoff. The warrants are due to expire on January 28, 2012.

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

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen and twenty-six weeks ended July 30, 2011 or July 31, 2010.

14. Interest Expense, Net

Interest expense and income are presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest expense for thirteen and twenty-six weeks ended July 31, 2011 relates to costs associated with our Credit Agreement and our former Letter of Credit Agreement. Interest expense for thirteen and twenty-six weeks ended July 31, 2010 relates to costs associated with our former Letter of Credit Agreement. Interest expense for the thirteen and twenty-six week periods ended July 30, 2011 was $136,000 and $226,000, respectively, and for the thirteen and twenty-six week periods ended July 31, 2010 was $ 87,000 and $180,000, respectively. Interest income for the thirteen and twenty-six week periods ended July 30, 2011 was $ -0- and $3,000, respectively, and for thirteen and twenty-six week periods ended July 31, 2010 was $5,000 and $11,000 respectively.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On November 16, 2010, the Company entered into an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) with Alloy, Inc. The A/R Media Services Agreement replaces the Original Agreement, which expired by its terms on December 19, 2010, and became effective on December 20, 2010, upon expiration of the Original Agreement. The A/R Media Services Agreement provides, among other things, that Alloy, Inc. will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, direct segment upsell arrangements, catalog advertisements and insertions, sampling and in-store promotions, and database collection and marketing. The A/R Media Services Agreement expires on December 20, 2015. Effective May 6, 2011, the Company and Alloy, Inc. amended the A/R Media Services Agreement to remove the sampling and in-store promotion services therefrom.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. The Media Placement Services Agreement expires on February 1, 2012.

16. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen and twenty-six weeks ended July 30, 2011 was (0.5%) and 6.3%, respectively, and for the thirteen and twenty-six weeks ended July 31, 2010 was 25.2% and 25.6%, respectively. During fiscal 2010, the Company recorded a federal tax benefit related to the carry-back of net operating losses (“NOL”). In the first quarter of fiscal 2011, the Company recognized a benefit for adjustments related to the filing of the Company’s 2010 income tax return. However, the Company does not expect to recognize any additional tax benefit for federal taxes for the remainder of the year, since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2011 NOL. In the second quarter of fiscal 2011 the Company recognized tax expense related to state taxes.

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

At July 30, 2011, the Company had a liability for unrecognized tax benefits of $408,000 all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $408,000 is an accrual of $121,000 for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

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

	Direct Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
July 30, 2011	$52,254	$71,375	$123,629
January 29, 2011	69,943	69,760	139,703
July 31, 2010	69,341	85,412	154,753
Capital Expenditures (accrual basis)
July 30, 2011—26 weeks ended	$94	$2,252	$2,346
July 31, 2010—26 weeks ended	151	4,649	4,800
Depreciation and Amortization
July 30, 2011—26 weeks ended	$581	$5,141	$5,722
July 31, 2010—26 weeks ended	665	4,504	5,169
Goodwill
July 30, 2011	$4,462	$—	$4,462
January 29, 2011	4,462	—	4,462
July 31, 2010	12,073	—	12,073

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
Net revenues:
Retail store	$26,388	$24,353	$53,402	$50,335
Direct marketing	17,959	18,860	40,091	42,839

Total net revenue	$44,347	$43,213	$93,493	$93,174

Operating loss:
Retail store	$(7,548)	$(7,675)	$(11,900)	$(14,271)
Direct marketing	(1,878)	(1,389)	(2,905)	(2,591)

Operating loss	$(9,426)	$(9,064)	$(14,805)	$(16,862)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel retailer of apparel, and accessories, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s retail stores are designed to appeal directly to consumers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our growing base of retail stores.

Our strategy is to improve upon our strong competitive position as a direct marketing company; to increase productivity in our dELiA*s retail stores; and to carry out such strategy while controlling costs.

We expect that improved productivity in each segment of our business will be the key element of our overall growth strategy. Our current focus is to improve productivity in our retail store base, to invest in alternative methods to drive additional traffic to our websites and to improve the productivity of catalogs distributed. As productivity improves and market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31st. The fiscal year ended January 29, 2011 was a 52-week fiscal year, and fiscal year ending January 28, 2012 will also be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.0%	71.3%	69.6%	69.9%

Gross profit	27.0%	28.7%	30.4%	30.1%

Operating expenses:
Selling, general and administrative expenses	48.3%	49.9%	46.3%	48.4%
Other operating income	(0.1%)	(0.2%)	(0.1%)	(0.2%)

Total operating expenses	48.2%	49.6%	46.2%	48.2%

Operating loss	(21.3%)	(21.0%)	(15.8%)	(18.1%)
Interest expense, net	(0.3%)	(0.2%)	(0.2%)	(0.2%)

Loss before income taxes	(21.6%)	(21.2%)	(16.1%)	(18.3%)
Provision (benefit) for income taxes	0.1%	(5.3%)	(1.0%)	(4.7%)

Net loss	(21.7%)	(15.8%)	(15.1%)	(13.6%)

Thirteen Weeks Ended July 30, 2011 Compared to Thirteen Weeks Ended July 31, 2010

Revenues

Total Revenues. Total revenues increased 2.6% to $44.3 million in the quarter ended July 30, 2011 from $43.2 million in the quarter ended July 31, 2010.

Direct Marketing Revenues. Direct marketing revenues decreased 4.8% to $18.0 million in the quarter ended July 30, 2011 from $18.9 million in the quarter ended July 31, 2010. The revenue decrease was primarily due to lower clearance inventory, as well as a reduction in catalog circulation from the prior year period.

Retail Store Revenues. Retail store revenues increased 8.4% to $26.4 million in the quarter ended July 30, 2011 from $24.4 million in the quarter ended July 31, 2010. The revenue increase was driven by a comparable store sales increase of 7.2% over the prior year period. During the quarter ended July 30, 2011, we remodeled one store, ending the period with 115 stores in operation, as compared to 115 stores in operation as of July 31, 2010.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010

Channel net revenues (in thousands):
Retail	$26,388		$24,353		$53,402		$50,335
Direct	17,959		18,860		40,091		42,839

Total net revenues	$44,347		$43,213		$93,493		$93,174

Catalogs Mailed (in thousands)	7,843		8,492		16,584		17,566

Number of Stores:
Beginning of period	115		111		114		109
Stores opened	1	*	7	**	2	*	9	**
Stores closed	1	*	3	**	1	*	3	**

End of Period	115		115		115		115

Total Gross Sq. Ft. End of Period (in thousands)	440.0		440.4		440.0		440.4

*	Totals include one store that was closed, remodeled and reopened in the second quarter of fiscal 2011.
**	Totals include one store that was closed, remodeled and reopened in the second quarter of fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2010.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended July 30, 2011 was $12.0 million or 27% of revenues as compared to $12.4 million or 28.7% of revenues in the quarter ended July 31, 2010.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended July 30, 2011 was $7.8 million or 43.1% of revenues as compared to $8.4 million or 44.4% of revenues for the quarter ended July 31, 2010. The decrease in gross profit, as a percentage of sales, primarily resulted from decreased postage, handling and other revenue, partially offset by increased merchandise margins.

Retail Store Gross Profit. Retail store gross profit for the quarter ended July 30, 2011 was $4.2 million or 16.0% of revenues as compared to $4.0 million or 16.5% of revenues for the quarter ended July 31, 2010. The decrease in gross profit, as a percentage of sales, resulted from lower merchandise margins and increased inventory obsolescence, partially offset by occupancy cost leverage.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 48.3% for the quarter ended July 30, 2011 from 49.9% for the quarter ended July 31, 2010. In total dollars, SG&A decreased to $21.4 million in the quarter ended July 30, 2011 from $21.5 million in the quarter ended July 31, 2010.

Direct Marketing SG&A. Direct marketing SG&A decreased to $9.6 million in the quarter ended July 30, 2011 compared to $9.8 million in the quarter ended July 31, 2010. As a percentage of related revenues, the direct marketing SG&A increased to 53.6% from 52.0% for the quarter ended July 31, 2010. The decrease in SG&A, in dollars, reflects planned overhead costs savings and reduced selling expenses driven by a reduction in catalog circulation. These savings were partially offset by an increased investment in alternative web-marketing vehicles and severance and other costs related to the recent change in the President of the dELiA*s Brand.

Retail Store SG&A. Retail SG&A increased to $11.8 million in the quarter ended July 30, 2011 from $11.7 million in the quarter ended July 31, 2010. As a percentage of related revenues, retail SG&A decreased to 44.7% in the quarter ended July 30, 2011 from 48.2% for the quarter ended July 31, 2010. The decrease in SG&A, as a percentage of sales, was driven by selling and overhead expense leverage. The increase in SG&A, in dollars, reflects the severance and other costs related to the recent change in the President of the dELiA*s Brand, offset by planned selling and overhead expense reductions.

Other Operating Income

Other operating income, which represents breakage income, was $34,000 for the second quarter of fiscal 2011 compared to $94,000 in second quarter of fiscal 2010.

Operating Loss

Total Operating Loss. Our total operating loss was $9.4 million for the quarter ended July 30, 2011 as compared to a loss of $9.1 million for the quarter ended July 31, 2010.

Direct Marketing Operating Loss. Direct marketing operating loss was $1.9 million for the quarter ended July 30, 2011 as compared to a loss of $1.4 million for the quarter ended July 31, 2010.

Retail Store Operating Loss. Operating loss from retail stores was $7.5 million for the quarter ended July 30, 2011 as compared to a loss of $7.7 million for the quarter ended July 31, 2010.

Interest expense, net

We recorded net interest expense of $136,000 in the quarter ended July 30, 2011 compared to $82,000 for the quarter ended July 31, 2010. Interest expense for the quarter ended July 30, 2011 related to costs associated with our Credit Agreement and our former Letter of Credit Agreement. Interest expense for the quarter ended July 31, 2010 related to our former Letter of Credit Agreement. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

We recorded an income tax provision of $50,000 for the fiscal quarter ended July 30, 2011 and an income tax benefit of $2.3 million for the fiscal quarter ended July 31, 2010. The Company does not expect to recognize any additional tax benefit for federal taxes for the remainder of the year, since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2011 NOL.

Twenty-Six Weeks Ended July 30, 2011 Compared to Twenty-Six Weeks Ended July 31, 2010

Revenues

Total Revenues. Total revenues increased 0.3% to $93.5 million in the twenty-six weeks ended July 30, 2011 from $93.2 million in the twenty-six weeks ended July 31, 2010.

Direct Marketing Revenues. Direct marketing revenues decreased 6.4% to $40.1 million in the twenty-six weeks ended July 30, 2011 from $42.8 million in the twenty-six weeks ended July 31, 2010. The revenue decrease was primarily due to lower clearance inventory, as well as a reduction in catalog circulation from the prior year period.

Retail Store Revenues. Retail store revenues increased 6.1% to $53.4 million in the twenty-six weeks ended July 30, 2011 from $50.3 million in the twenty-six weeks ended July 31, 2010. The revenue increase was driven by a comparable store sales increase of 3.9% over the prior year period. During the twenty-six weeks ended July 30, 2011, we opened two new stores, including one remodel, and ended with 115 stores in operation as compared to 115 stores in operation as of July 31, 2010.

Gross Profit

Total Gross Profit. Total gross profit for the twenty-six weeks ended July 30, 2011 was $28.4 million or 30.4% of revenues as compared to $28.0 million or 30.1% of revenues in the twenty-six weeks ended July 31, 2010.

Direct Marketing Gross Profit. Direct marketing gross profit for the twenty-six weeks ended July 30, 2011 was $17.6 million or 44.0% of revenues as compared to $18.9 million or 44.2% of revenues for the twenty-six weeks ended July 31, 2010. The decrease in gross profit, as a percentage of sales, primarily resulted from decreased postage, handling and other revenue, partially offset by increased merchandise margins.

Retail Store Gross Profit. Retail store gross profit for the twenty-six weeks ended July 30, 2011 was $10.8 million or 20.3% of revenues as compared to $9.1 million or 18.1% of revenues for the twenty-six weeks ended July 31, 2010. The increase in gross profit, as a percentage of sales, reflects increased merchandise margins and occupancy cost leverage.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 46.3% for the twenty-six weeks ended July 30, 2011 from 48.4% for the twenty-six weeks ended July 31, 2010. In total dollars, SG&A decreased to $43.3 million in the twenty-six weeks ended July 30, 2011 from $45.1 million in the twenty-six weeks ended July 31, 2010.

Direct Marketing SG&A. Direct marketing SG&A decreased to $20.5 million in the twenty-six weeks ended July 30, 2011 from $21.6 million in the twenty-six weeks ended July 31, 2010. As a percentage of related revenues, the direct marketing SG&A increased to 51.2% in the twenty-six weeks ended July 30, 2011 from 50.5% in the twenty-six weeks ended July 31, 2010. The reduction in dollars was driven by planned reductions in overhead costs and selling expenses, partially offset by an increased investment in alternative web-marketing vehicles. The increase in SG&A, as a percentage of sales, reflects the deleveraging of selling expense on lower sales.

Retail Store SG&A. Retail SG&A decreased to $22.8 million in the twenty-six weeks ended July 30, 2011 from $23.5 million in the twenty-six weeks ended July 31, 2010. As a percentage of related revenues, retail SG&A decreased to 42.7% in the twenty-six weeks ended July 30, 2011 from 46.7% for the twenty-six weeks ended July 31, 2010. The decrease in SG&A, as a percentage of sales, reflects selling and overhead expense leverage, partially offset by increased depreciation expense. The decrease in SG&A, in dollars, reflects the planned reductions in overhead costs.

Other Operating Income

Other operating income of $72,000 and $238,000 for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively, represents breakage income.

Operating Loss

Total Operating Loss. Our total operating loss was $14.8 million for the twenty-six weeks ended July 30, 2011 as compared to a loss of $16.9 million for the twenty-six weeks ended July 31, 2010.

Direct Marketing Operating Loss. Direct marketing operating loss was $2.9 million for the twenty-six weeks ended July 30, 2011 as compared to a loss of $2.6 million for the twenty-six weeks ended July 31, 2010.

Retail Store Operating Loss. Operating loss from retail stores was $11.9 million for the twenty-six weeks ended July 30, 2011 as compared to a loss of $14.3 million for the twenty-six weeks ended July 31, 2010.

Interest expense, net

We recorded net interest expense of $223,000 in the twenty-six weeks ended July 30, 2011 as compared with net interest expense of $169,000 in the twenty-six weeks ended July 31, 2010. Interest expense for the twenty-six weeks ended July 30, 2011 related to costs associated with our Credit Agreement and our former Letter of Credit Agreement. Interest expense for the twenty-six weeks ended July 31, 2010 related to our former Letter of Credit Agreement. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit of $0.9 million in the twenty-six weeks ended July 30, 2011 and an income tax benefit of $4.4 million for the twenty-six weeks ended July 31, 2010.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances as well as utilization of our former Letter of Credit Agreement and during this year through the Credit Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

We expect our current cash balance, cash flow from operations and availability under our Credit Agreement will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the next twelve months. However, if we decide to accelerate growth of our retail operations beyond the ranges in our present retail strategy, or if cash balances, cash flow from operations, or availability under the new credit facility are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

On January 28, 2010, the Company entered into the First Amendment. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral was only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended. At July 31, 2010, the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.5 million. The cash collateral, which was shown as restricted cash on the accompanying condensed consolidated balance sheet, was included in current assets as of July 31, 2010 since the restriction related to the Letter of Credit Agreement was to expire within one year.

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

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into the Credit Agreement with GE Capital, as a lender and as agent for the Lenders. The Credit Agreement provides for a total aggregate commitment of the Lenders of $25,000,000, including a $15,000,000 sublimit for the issuance of letters of credit and a swingline loan facility of $5,000,000. Under the Credit Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25,000,000. The Credit Agreement has a term of five years and matures on May 26, 2016. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

As of July 30, 2011, there were approximately $11.9 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $13.0 million.

The Credit Agreement calls for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the Credit Agreement, a letter of credit fee calculated using a per annum rate equal to the Applicable Margin with respect to letters of credit (as defined in the Credit Agreement) multiplied by the average outstanding face amount of letters of credit issued under the Credit Agreement, as well as other customary fees and expenses. The Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Credit Agreement.

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

Operating Activities

Net cash used in operating activities was $3.9 million in the twenty-six weeks ended July 30, 2011, compared with $22.1 million in the twenty-six weeks ended July 31, 2010. The cash used in operating activities for the twenty-six weeks ended July 30, 2011 was due primarily to funding the net operating loss and the timing of vendor payments, partially offset by the return of restricted cash and the receipt of a tax refund. The cash used in operating activities for the twenty-six weeks ended July 31, 2010 was due primarily to funding the net operating loss and inventory purchases.

Investing Activities

Cash used in investing activities was $2.0 million in the twenty-six weeks ended July 30, 2011, compared with $4.4 million in the twenty-six weeks ended July 31, 2010. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Financing Activities

Cash provided by financing activities was $-0- in the twenty-six weeks ended July 30, 2011, compared with $1,000 in the twenty-six weeks ended July 31, 2010, related to the exercise of employee stock options.

Contractual Obligations

The following table presents our significant contractual obligations as of July 30, 2011 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$162,861	$33,671	48,176	$44,911	$36,103
Purchase Obligations (2)	28,322	28,322
Future Severance-Related Payments (3)	2,150	2,150

Total	$193,333	$64,143	$48,176	$44,911	$36,103

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

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

Off-Balance Sheet Arrangements

We entered into letters of credit issued under the Letter of Credit Agreement and now enter into letters of credit issued under the Credit Agreement in each instance to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of July 30, 2011, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, July 30, 2011, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 30, 2011 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. We follow ACS 450 Contingencies when assessing pending or potential litigation.

The information set forth in Part I, Note 17 to the Notes to Condensed Consolidated Financial Statements contained on page 13 under the caption “Litigation” is incorporated herein by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(A)	Exhibits

10.1	Employment Agreement dated as of June 16, 2011 between dELiA*s, Inc. and Dyan Jozwick.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: September 8, 2011	By:	/S/ WALTER KILLOUGH
Walter Killough
Chief Executive Officer

Date: September 8, 2011	By:	/S/ DAVID J. DICK
David J. Dick
Chief Financial Officer