Form 10-Q
period 2011-10-29
dELiAs, Inc.
filed 2011-12-08
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

As of December 6, 2011 the registrant had 31,432,531 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

		Page No.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at October 29, 2011 (unaudited), January 29, 2011 and October 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 29, 2011 (unaudited) and October 30, 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2011 (unaudited) and October 30, 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Removed and Reserved	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

	SIGNATURES
	EXHIBIT INDEX

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	October 29, 2011	January 29, 2011	October 30, 2010
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,778	$28,074	$14,356
Inventories, net	41,655	32,025	41,838
Prepaid catalog costs	3,654	1,845	3,934
Restricted cash	—	8,268	7,285
Deferred income taxes	—	—	1,138
Other current assets	3,696	12,511	12,393

TOTAL CURRENT ASSETS	64,783	82,723	80,944
PROPERTY AND EQUIPMENT, NET	44,843	49,988	52,444
GOODWILL	4,462	4,462	4,462
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
OTHER ASSETS	852	111	139

TOTAL ASSETS	$117,359	$139,703	$140,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,742	$21,301	$22,559
Accrued expenses and other current liabilities	16,653	21,788	21,257
Income taxes payable	891	742	825

TOTAL CURRENT LIABILITIES	39,286	43,831	44,641

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	11,964	11,828	11,633

TOTAL LIABILITIES	51,250	55,659	56,274

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,432,531, 31,432,531 and 31,312,591 shares issued and outstanding, respectively	31	31	31
Additional paid-in capital	99,081	98,510	99,292
Accumulated deficit	(33,003)	(14,497)	(15,189)

TOTAL STOCKHOLDERS’ EQUITY	66,109	84,044	84,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,359	$139,703	$140,408

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
NET REVENUES	$58,067	$60,610	$151,560	$153,784
Cost of goods sold	39,336	39,838	104,381	104,976

GROSS PROFIT	18,731	20,772	47,179	48,808

Selling, general and administrative expenses	23,081	24,450	66,406	69,587
Impairment of goodwill	—	7,611	—	7,611
Other operating income	(122)	(63)	(194)	(301)

TOTAL OPERATING EXPENSES	22,959	31,998	66,212	76,897

OPERATING LOSS	(4,228)	(11,226)	(19,033)	(28,089)
Interest expense, net	171	91	394	261

LOSS BEFORE INCOME TAXES	(4,399)	(11,317)	(19,427)	(28,350)
Provision (benefit) for income taxes	26	(1,655)	(921)	(6,015)

NET LOSS	$(4,425)	$(9,662)	$(18,506)	$(22,335)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$(0.14)	$(0.31)	$(0.59)	$(0.72)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,209,737	31,105,983	31,209,737	31,103,574

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,506)	$(22,335)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,624	7,835
Stock-based compensation	571	651
Impairment of goodwill	—	7,611
Changes in operating assets and liabilities:
Inventories	(9,630)	(8,136)
Prepaid catalog costs and other assets	6,265	(935)
Restricted cash	8,268	255
Income taxes payable	149	92
Accounts payable, accrued expenses and other liabilities	(4,973)	(6,674)

Total adjustments	9,274	699

NET CASH USED IN OPERATING ACTIVITIES	(9,232)	(21,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,064)	(5,659)

NET CASH USED IN INVESTING ACTIVITIES	(3,064)	(5,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	—	5

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	5

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,296)	(27,290)

CASH AND CASH EQUIVALENTS, beginning of period	28,074	41,646

CASH AND CASH EQUIVALENTS, end of period	$15,778	$14,356

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Cash paid during the period for interest	$1,123	$136

Cash paid during the period for taxes	$167	$171

Capital expenditures incurred not yet paid	$817	$184

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at October 29, 2011 and October 30, 2010 and for the thirteen week and thirty-nine week periods ended October 29, 2011 and October 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 29, 2011 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

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

2. Recent Accounting Pronouncements

Recently Adopted Standard

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recently Issued Standard

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

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

There were no impairment charges in the thirteen and thirty-nine weeks ended October 29, 2011, however, there was a $7.6 million goodwill impairment charge related to our direct marketing reporting unit in the thirteen and thirty-nine weeks ended October 30, 2010.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of October 29, 2011, January 29, 2011 and October 30, 2010 were approximately $1.5 million, $1.3 million and $1.9 million, respectively.

5. Inventories

Inventories, which consist of finished goods, including certain capitalized expenses, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total weighted average number of potential shares of common stock with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010:

	For Thirteen Weeks Ended		For Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Options, warrants and restricted shares	4,336,879	6,948,934	4,336,879	6,951,344
Conversion of 5.375% Convertible Debentures	—	873	—	873

Total	4,336,879	6,949,807	4,336,879	6,952,217

7. Other Current Assets

Other current assets consisted of the following (in thousands):

	October 29, 2011	January 29, 2011	October 30, 2010

Income taxes receivable	$250	$9,965	$6,394
Other current assets	3,446	2,546	5,999

	$3,696	$12,511	$12,393

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	October 29, 2011	January 29, 2011	October 30, 2010

Construction in progress	$1,235	$789	$383
Computer equipment	11,593	11,066	11,073
Machinery and equipment	125	125	125
Office furniture	20,017	19,765	20,392
Leasehold improvements	54,633	52,449	54,363
Building	7,559	7,559	7,559
Land	500	500	500

	95,662	92,253	94,395
Less: accumulated depreciation and amortization	(50,819)	(42,265)	(41,951)

	$44,843	$49,988	$52,444

Depreciation and amortization expense related to property and equipment was approximately $2.9 million and $8.6 million for the thirteen and thirty-nine week periods ended October 29, 2011, respectively, and $2.7 million and $7.8 million for the thirteen and thirty-nine weeks periods ended October 30, 2010, respectively.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On January 28, 2010, the Company entered into a First Amendment to Letter of Credit Agreement (the “First Amendment”) with Wells Fargo. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral was only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended. At October 30, 2010, the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $7.3 million. The cash collateral, which was shown as restricted cash on the accompanying condensed consolidated balance sheet, was included in current assets as of October 30, 2010 since the restriction related to the Letter of Credit Agreement was to expire within one year.

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

As of October 29, 2011, there were approximately $10.8 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $14.2 million.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 29, 2011	January 29, 2011	October 30, 2010

Accrued sales tax	$489	$1,349	$673
Accrued payroll, bonus, taxes and withholdings	445	1,425	668
Accrued professional services	503	533	547
Credits due to customers	9,570	10,617	11,523
Allowance for sales returns	870	1,004	1,027
Accrued capital expenditures	617	296	184
Other accrued expenses	4,159	6,564	6,635

	$16,653	$21,788	$21,257

11. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at October 29, 2011, January 29, 2011 and October 30, 2010 was approximately $6.0 million, $5.7 million, and $5.9 million, respectively, of deferred rent liability, and approximately $5.0 million, $5.1 million, and $5.4 million, respectively, of tenant allowances.

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

Included in selling, general and administrative expense in the financial statements was stock-based compensation expense of approximately $163,000 and $571,000 for the thirteen and thirty-nine week periods ended October 29, 2011, respectively, and $177,000 and $651,000 for the thirteen and thirty-nine week periods ended October 30, 2010, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the thirty-nine weeks ended October 29, 2011 was $0.95. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

October 29, 2011
Dividend yield	—
Risk-free interest rate	2.3%
Expected life (in years)	6.25
Historical volatility	60%

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 29, 2011	5,656,568	$6.80
Options granted	628,000	1.63
Options exercised	—	—
Options cancelled	(3,042,731)	7.78

Options outstanding at October 29, 2011	3,241,837	$4.89

Options exercisable at October 29, 2011	2,219,650	$6.32

As of October 29, 2011, there was $546,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen and thirty-nine weeks ended October 29, 2011 or October 30, 2010.

14. Interest Expense, Net

Interest expense and income are presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest expense for thirteen and thirty-nine weeks ended October 29, 2011 relates to costs associated with our Credit Agreement and our former Letter of Credit Agreement. Interest expense for thirteen and thirty-nine weeks ended October 30, 2010 relates to costs associated with our former Letter of Credit Agreement. Interest expense for the thirteen and thirty-nine week periods ended October 29, 2011 was $171,000 and $397,000, respectively, and for the thirteen and thirty-nine week periods ended October 30, 2010 was $95,000 and $275,000, respectively. Interest income for the thirteen and thirty-nine week periods ended October 29, 2011 was $ -0- and $3,000, respectively, and for thirteen and thirty-nine week periods ended October 30, 2010 was $4,000 and $14,000 respectively.

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

16. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen and thirty-nine weeks ended October 29, 2011 was an expense of 0.6% and a benefit of 4.7%, respectively. Although the Company expects to generate a net operating loss (“NOL”) for fiscal 2011, the Company did not generate taxable income during the two-year carry-back period, and therefore cannot recognize a federal tax benefit related to the NOL. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. In the third quarter of fiscal 2011, the Company recognized tax expense related to certain state taxes. In the thirty-nine weeks ended October 29, 2011, the Company recognized a benefit for adjustments related to the filing of the Company’s 2010 income tax return.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the thirteen and thirty-nine weeks ended October 30, 2010 the effective income tax rate was a benefit of 14.6% and 21.2%, respectively. During fiscal 2010, the Company recorded a federal tax benefit related to the carry-back of the fiscal 2010 NOL. The effective income tax rate was lower than what would be expected if the federal statutory rate were applied to loss before income taxes primarily because of the goodwill impairment charge deducted for financial reporting purposes that was not deductible for tax purposes.

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

At October 29, 2011, the Company had a liability for unrecognized tax benefits of $396,000 all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $396,000 is an accrual of $123,000 for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
October 29, 2011	$48,230	$69,129	$117,359
January 29, 2011	69,943	69,760	139,703
October 30, 2010	59,068	81,340	140,408
Capital Expenditures (accrual basis)
October 29, 2011—39 weeks ended	$292	$3,213	$3,505
October 30, 2010—39 weeks ended	185	4,752	4,937
Depreciation and Amortization
October 29, 2011—39 weeks ended	$832	$7,792	$8,624
October 30, 2010—39 weeks ended	956	6,879	7,835
Goodwill
October 29, 2011	$4,462	$—	$4,462
January 29, 2011	4,462	—	4,462
October 30, 2010	4,462	—	4,462

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)		(in thousands)
Net revenues:
Retail store	$36,186	$37,203	$89,589	$87,538
Direct marketing	21,881	23,407	61,971	66,246

Total net revenue	$58,067	$60,610	$151,560	$153,784

Operating loss:
Retail store	$(2,680)	$(1,944)	$(14,583)	$(16,220)
Direct marketing	(1,548)	(9,282)	(4,450)	(11,869)

Operating loss	$(4,228)	$(11,226)	$(19,033)	$(28,089)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel retailer of apparel and accessories, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce web pages, and our mall-based dELiA*s retail stores are designed to appeal directly to consumers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our retail stores.

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

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7%	65.7%	68.9%	68.3%

Gross profit	32.3%	34.3%	31.1%	31.7%

Operating expenses:
Selling, general and administrative expenses	39.7%	40.3%	43.8%	45.2%
Impairment of goodwill	0.0%	12.6%	0.0%	4.9%
Other operating income	(0.2%)	(0.1%)	(0.1%)	(0.2%)

Total operating expenses	39.5%	52.8%	43.7%	49.9%

Operating loss	(7.3%)	(18.5%)	(12.6%)	(18.2%)
Interest expense, net	0.3%	0.1%	0.3%	0.2%

Loss before income taxes	(7.6%)	(18.6%)	(12.8%)	(18.4%)
Provision (benefit) for income taxes	0.0%	(2.7%)	(0.6%)	(3.9%)

Net loss	(7.6%)	(15.9%)	(12.2%)	(14.5%)

Thirteen Weeks Ended October 29, 2011 Compared to Thirteen Weeks Ended October 30, 2010

Revenues

Total Revenues. Total revenues decreased 4.2% to $58.1 million in the quarter ended October 29, 2011 from $60.6 million in the quarter ended October 30, 2010.

Direct Marketing Revenues. Direct marketing revenues decreased 6.5% to $21.9 million in the quarter ended October 29, 2011 from $23.4 million in the quarter ended October 30, 2010. The revenue decrease was primarily due to a reduction in catalog circulation from the prior year period.

Retail Store Revenues. Retail store revenues decreased 2.7% to $36.2 million in the quarter ended October 29, 2011 from $37.2 million in the quarter ended October 30, 2010. The revenue decrease was primarily due to a comparable store sales decrease of 1.7% over the prior year period. During the quarter ended October 29, 2011, we remodeled one store and closed one store, ending the period with 114 stores in operation, as compared to 115 stores in operation as of October 30, 2010.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29, 2011		October 30, 2010	October 29, 2011		October 30, 2010
Channel net revenues (in thousands):
Retail	$36,186		$37,203	$89,589		$87,538
Direct	21,881		23,407	61,971		66,246

Total net revenues	$58,067		$60,610	$151,560		$153,784

Catalogs Mailed (in thousands)	9,356		11,488	25,940		29,150

Number of Stores:
Beginning of period	115		115	114		109
Stores opened	1	*	—	3	*	9	**
Stores closed	2	*	—	3	*	3	**

End of Period	114		115	114		115

Total Gross Sq. Ft. End of Period (in thousands)	437.2		440.4	437.2		440.4

*	Totals include one store that was closed, remodeled and reopened in the second quarter of fiscal 2011, and one store that was closed, remodeled and reopened in the third quarter of fiscal 2011.
**	Totals include one store that was closed, remodeled and reopened in the second quarter of fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2010.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended October 29, 2011 was $18.7 million or 32.3% of revenues as compared to $20.8 million or 34.3% of revenues in the quarter ended October 30, 2010.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended October 29, 2011 was $9.3 million or 42.7% of revenues as compared to $9.9 million or 42.2% of revenues for the quarter ended October 30, 2010. The increase in gross profit, as a percentage of sales, primarily resulted from increased merchandise margins.

Retail Store Gross Profit. Retail store gross profit for the quarter ended October 29, 2011 was $9.4 million or 26.0% of revenues as compared to $10.9 million or 29.3% of revenues for the quarter ended October 30, 2010. The decrease in gross profit, as a percentage of sales, resulted from lower merchandise margins and the deleveraging of occupancy costs.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 39.7% for the quarter ended October 29, 2011 from 40.3% for the quarter ended October 30, 2010. In total dollars, SG&A decreased to $23.1 million in the quarter ended October 29, 2011 from $24.5 million in the quarter ended October 30, 2010.

Direct Marketing SG&A. Direct marketing SG&A decreased to $10.9 million in the quarter ended October 29, 2011 compared to $11.6 million in the quarter ended October 30, 2010. As a percentage of related revenues, the direct marketing SG&A increased to 50.0% from 49.5% for the quarter ended October 30, 2010. The decrease in SG&A, in dollars, reflects planned overhead cost savings and reduced selling expenses driven by a reduction in catalog circulation. The increase in SG&A, as a percentage of sales, reflects the deleveraging of selling expense on lower sales.

Retail Store SG&A. Retail SG&A decreased to $12.1 million in the quarter ended October 29, 2011 from $12.9 million in the quarter ended October 30, 2010. As a percentage of related revenues, retail SG&A decreased to 33.5% in the quarter ended October 29, 2011 from 34.6% for the quarter ended October 30, 2010. The decrease in SG&A, in dollars and as a percentage of sales, was driven by selling and overhead expense reductions.

Impairment of goodwill

In the third quarter of fiscal 2010, we recorded a non-cash goodwill impairment charge of $7.6 million related to the direct marketing reporting unit.

Other Operating Income

Other operating income, which represents breakage income, was $122,000 for the third quarter of fiscal 2011 compared to $63,000 in third quarter of fiscal 2010.

Operating Loss

Total Operating Loss. Our total operating loss was $4.2 million for the quarter ended October 29, 2011 as compared to a loss of $11.2 million for the quarter ended October 30, 2010. Included in the fiscal 2010 operating loss was the aforementioned goodwill impairment charge of $7.6 million.

Direct Marketing Operating Loss. Direct marketing operating loss was $1.5 million for the quarter ended October 29, 2011 as compared to a loss of $9.3 million for the quarter ended October 30, 2010. The prior year period included the aforementioned goodwill impairment charge of $7.6 million.

Retail Store Operating Loss. Operating loss from retail stores was $2.7 million for the quarter ended October 29, 2011 as compared to a loss of $1.9 million for the quarter ended October 30, 2010.

Interest expense, net

We recorded net interest expense of $171,000 in the quarter ended October 29, 2011 compared to $91,000 for the quarter ended October 30, 2010. Interest expense for the quarter ended October 29, 2011 related to costs associated with our Credit Agreement. Interest expense for the quarter ended October 30, 2010 related to our former Letter of Credit Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $26,000 for the fiscal quarter ended October 29, 2011 and an income tax benefit of $1.7 million for the fiscal quarter ended October 30, 2010. The Company does not expect to recognize any additional tax benefit for federal taxes for the remainder of the year, since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2011 NOL.

Thirty-Nine Weeks Ended October 29, 2011 Compared to Thirty-Nine Weeks Ended October 30, 2010

Revenues

Total Revenues. Total revenues decreased 1.4% to $151.6 million in the thirty-nine weeks ended October 29, 2011 from $153.8 million in the thirty-nine weeks ended October 30, 2010.

Direct Marketing Revenues. Direct marketing revenues decreased 6.5% to $62.0 million in the thirty-nine weeks ended October 29, 2011 from $66.2 million in the thirty-nine weeks ended October 30, 2010. The revenue decrease was primarily due to a reduction in catalog circulation from the prior year period.

Retail Store Revenues. Retail store revenues increased 2.3% to $89.6 million in the thirty-nine weeks ended October 29, 2011 from $87.5 million in the thirty-nine weeks ended October 30, 2010. The revenue increase was driven by a comparable store sales increase of 1.6% over the prior year period. During the thirty-nine weeks ended October 29, 2011, we opened three new stores, including one remodel and one relocation, closed one store, and ended with 114 stores in operation as compared to 115 stores in operation as of October 30, 2010.

Gross Profit

Total Gross Profit. Total gross profit for the thirty-nine weeks ended October 29, 2011 was $47.2 million or 31.1% of revenues as compared to $48.8 million or 31.7% of revenues in the thirty-nine weeks ended October 30, 2010.

Direct Marketing Gross Profit. Direct marketing gross profit for the thirty-nine weeks ended October 29, 2011 was $26.9 million or 43.5% of revenues as compared to $28.8 million or 43.5% of revenues for the thirty-nine weeks ended October 30, 2010. The decrease in gross profit, in dollars, primarily resulted from lower sales volume.

Retail Store Gross Profit. Retail store gross profit for the thirty-nine weeks ended October 29, 2011 was $20.2 million or 22.6% of revenues as compared to $20.0 million or 22.8% of revenues for the thirty-nine weeks ended October 30, 2010. The decrease in gross profit, as a percentage of sales, reflects decreased merchandise margins partially offset by occupancy cost leverage.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 43.8% for the thirty-nine weeks ended October 29, 2011 from 45.2% for the thirty-nine weeks ended October 30, 2010. In total dollars, SG&A decreased to $66.4 million in the thirty-nine weeks ended October 29, 2011 from $69.6 million in the thirty-nine weeks ended October 30, 2010.

Direct Marketing SG&A. Direct marketing SG&A decreased to $31.5 million in the thirty-nine weeks ended October 29, 2011 from $33.2 million in the thirty-nine weeks ended October 30, 2010. As a percentage of related revenues, the direct marketing SG&A increased to 50.8% in the thirty-nine weeks ended October 29, 2011 from 50.1% in the thirty-nine weeks ended October 30, 2010. The reduction in dollars was driven by planned reductions in overhead costs and selling expenses, partially offset by an increased investment in alternative web-marketing vehicles. The increase in SG&A, as a percentage of sales, reflects the deleveraging of selling expense on lower sales.

Retail Store SG&A. Retail SG&A decreased to $34.9 million in the thirty-nine weeks ended October 29, 2011 from $36.4 million in the thirty-nine weeks ended October 30, 2010. As a percentage of related revenues, retail SG&A decreased to 39.0% in the thirty-nine weeks ended October 29, 2011 from 41.6% for the thirty-nine weeks ended October 30, 2010. The decrease in SG&A, in dollars and as a percentage of sales, reflects selling and overhead expense reductions.

Impairment of Goodwill

In the thirty-nine weeks ended October 30, 2010, we recorded a non-cash goodwill impairment charge of $7.6 million related to the direct marketing reporting unit.

Other Operating Income

Other operating income of $194,000 and $301,000 for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, represents breakage income.

Operating Loss

Total Operating Loss. Our total operating loss was $19.0 million for the thirty-nine weeks ended October 29, 2011 as compared to a loss of $28.1 million for the thirty-nine weeks ended October 30, 2010. Included in the thirty-nine weeks of fiscal 2010 was the aforementioned non-cash goodwill impairment charge of $7.6 million.

Direct Marketing Operating Loss. Direct marketing operating loss was $4.5 million for the thirty-nine weeks ended October 29, 2011 as compared to a loss of $11.9 million for the thirty-nine weeks ended October 30, 2010. Included in the thirty-nine weeks of fiscal 2010 was the aforementioned non-cash goodwill impairment charge of $7.6 million.

Retail Store Operating Loss. Operating loss from retail stores was $14.6 million for the thirty-nine weeks ended October 29, 2011 as compared to a loss of $16.2 million for the thirty-nine weeks ended October 30, 2010.

Interest expense, net

We recorded net interest expense of $394,000 in the thirty-nine weeks ended October 29, 2011 as compared with net interest expense of $261,000 in the thirty-nine weeks ended October 30, 2010. Interest expense for the thirty-nine weeks ended October 29, 2011 related to costs associated with our Credit Agreement and our former Letter of Credit Agreement. Interest expense for the thirty-nine weeks ended October 30, 2010 related to our former Letter of Credit Agreement. Interest income was earned from cash balances in money market accounts.

Benefit for income taxes

Our income tax benefit reflects our anticipated annual effective tax rate and is adjusted as necessary for quarterly events. We recorded an income tax benefit of $0.9 million in the thirty-nine weeks ended October 29, 2011 and an income tax benefit of $6.0 million for the thirty-nine weeks ended October 30, 2010.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the third quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances as well as utilization of our former Letter of Credit Agreement and, during this year, the Credit Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

On January 28, 2010, the Company entered into the First Amendment. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral was only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended. At October 30, 2010, the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $7.3 million. The cash collateral, which was shown as restricted cash on the accompanying condensed consolidated balance sheet, was included in current assets as of October 30, 2010 since the restriction related to the Letter of Credit Agreement was to expire within one year.

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

As of October 29, 2011, there were approximately $10.8 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $14.2 million.

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

Operating Activities

Net cash used in operating activities was $9.2 million in the thirty-nine weeks ended October 29, 2011, compared with $21.6 million in the thirty-nine weeks ended October 30, 2010. The cash used in operating activities for the thirty-nine weeks ended October 29, 2011 was due primarily to funding the net operating loss, inventory purchases, and the timing of vendor payments, partially offset by the return of restricted cash and the receipt of a tax refund. The cash used in operating activities for the thirty-nine weeks ended October 30, 2010 was due primarily to funding the net operating loss, inventory purchases, and settlements of credits due customers.

Investing Activities

Cash used in investing activities was $3.1 million in the thirty-nine weeks ended October 29, 2011, compared with $5.7 million in the thirty-nine weeks ended October 30, 2010. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores.

Financing Activities

Cash provided by financing activities was $-0- in the thirty-nine weeks ended October 29, 2011, compared with $5,000 in the thirty-nine weeks ended October 30, 2010, related to the exercise of employee stock options.

Contractual Obligations

The following table presents our significant contractual obligations as of October 29, 2011 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$107,931	$18,032	33,498	$31,209	$25,192
Purchase Obligations (2)	18,709	18,709	—	—	—
Future Severance-Related Payments (3)	2,150	2,150	—	—	—

Total	$128,790	$38,891	$33,498	$31,209	$25,192

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

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

Recently Adopted Standard

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

Recently Issued Standard

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

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

We have significant amounts of cash and cash equivalents at financial institutions that may be in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of October 29, 2011, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, October 29, 2011, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 29, 2011 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

dELiA*s, Inc.

Date: December 8, 2011	By	/s/ Walter Killough
Walter Killough
Chief Executive Officer

Date: December 8, 2011	By	/s/ David J. Dick
David J. Dick
Chief Financial Officer