Form 10-K
period 2012-01-28
dELiAs, Inc.
filed 2012-04-12
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of July 30, 2011, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on such date, was $49,305,043.

As of April 9, 2012, there were outstanding 31,726,645 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in PART III herein—Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, including statements regarding our goals, retail expansion, sales and revenue growth and financial performance. Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; our inability to obtain financing, if required; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the Securities and Exchange Commission. Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

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

In this Form 10-K , when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.”, the “Company”, “we”, “us”, or “our”, we are referring to dELiA*s, Inc. and its subsidiaries. When we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

Overview

We are a multi-channel retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. We generate revenue by selling to consumers through direct mail catalogs, websites and retail stores. We operate two brands—dELiA*s and Alloy—each of which we believe are well-established, differentiated, lifestyle brands. Through our e-commerce webpages, catalogs and retail stores, dELiA*s (the brand) offers a wide variety of product categories to teenage girls to cater to an entire lifestyle. Alloy is a prominent branded junior apparel catalog and e-commerce site for young women.

Through our e-commerce webpages and catalogs, we sell many name brand products along with our own proprietary brand products in key spending categories directly to consumers, including apparel and accessories. Our mall-based dELiA*s retail stores derive revenue primarily from the sale of proprietary apparel and accessories and, to a lesser extent, branded apparel to teenage girls.

Our focus on a diverse collection of name brands and proprietary brands allows us to adjust our merchandising strategy quickly as fashion trends change. In addition, we strive to keep our merchandise mix fresh by regularly introducing new trends and styles. Our proprietary brands provide us an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, at a lower price, while permitting improved gross profit margins. Our proprietary brands also allow us to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise from our vendors to us, and from us to our customers.

We have built comprehensive databases that together include information such as name, mailing and email addresses and amounts and dates of purchases in our direct business and within the past year in our retail business. In addition to helping us target consumers directly, our databases provide us with access to important demographic information that we believe should assist us in optimizing the selection of potential retail store locations.

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

We refer to the 52-week fiscal year ended January 28, 2012 as “fiscal 2011”, the 52-week fiscal year ended January 29, 2011 as “fiscal 2010”, and the 52-week fiscal year ended January 30, 2010 as “fiscal 2009”. We also refer to the 53-week fiscal year ending February 2, 2013 as “fiscal 2012”.

The Brands

dELiA*s

dELiA*s develops, markets and sells primarily its own lifestyle brand, and to a lesser extent third-party brands, in its retail stores, as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, dresses, swimwear, footwear, outerwear and accessories targeted primarily at trend-setting, fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school teens. In fiscal 2011, dELiA*s circulated approximately 19.8 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls primarily via mall-based retail stores. The majority of dELiA*s’ merchandise is privately branded and sold under the dELiA*s label. As of January 28, 2012, we operated 113 dELiA*s retail stores. These stores range in size from approximately 2,600 to 5,100 square feet with an average size of approximately 3,800 square feet.

Alloy

Alloy markets and sells branded junior apparel (including extended sizes and inseams), dresses, accessories, swimwear, footwear and outerwear targeting young women via catalogs and the internet. Alloy offers a wide selection of well-known, juniors-targeted name brands, such as Truck Jeans, Spoon Jeans, Soprano, Pinky, Angie, Blue Heaven and Lily White. In fiscal 2011, Alloy circulated approximately 19.0 million catalogs.

Business Strengths

We believe our principal business strengths include:

Broad Access to Teenage and Young Women Consumers

In fiscal 2011, we reached a significant portion of teenage and young women consumers in the United States by:

•	circulating approximately 38.8 million direct mail catalogs for our two brands, with an average of one new book per brand being mailed each month;

•	communicating with select segments of our database by sending, on average, 8.8 million emails per week to those of our target audience who have opted in to receiving such emails;

•	engaging our customer through the internet, social media and mobile commerce; and

•	owning and operating 113 dELiA*s retail stores in 33 states as of January 28, 2012.

Comprehensive Databases

Our dELiA*s and Alloy databases contain information about a significant number of households who have purchased products online or requested catalogs directly from us as of January 28, 2012, including approximately 3.4 million households who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our databases give us the ability to review a variety of valuable information that may include age range, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our databases with information we gather through direct marketing programs and purchased customer lists. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts. We have also added selected retail transactions to our databases to help identify potential new customers for our direct business.

Operating Flexibility

We attempt to maintain significant flexibility in the operation of our business so that we can react quickly to changes in customer preferences. We regularly review the sales performance of our merchandise in an effort to identify and respond to changing trends and consumer preferences. When purchasing merchandise from our vendors, we pursue a strategy that is designed to maximize our speed to market. We strive to establish strong and loyal relationships with our suppliers which we believe allows us to quickly obtain merchandise and ship it to our distribution center for direct sales or our retail stores for retail sales. Currently, we are able to replenish a majority of our merchandise within 60 days. Our e-commerce webpages and databases allow us to quickly update our merchandise presentations, promotions, and display of offerings in an effort to create excitement for our customers. Over 90% of our direct marketing revenues were generated through sales made through our e-commerce webpages.

Experienced Management Team

Our senior management has significant retail and direct marketing experience, with an average of over 20 years in the retail, catalog and e-commerce apparel businesses.

Our Business Strategy

Our strategy is to improve upon our strong competitive position as a multi-channel retail company, to improve the productivity in our dELiA*s retail stores, and to carry out such strategy while controlling costs. In addition, our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business while continuing extended offerings online and in our catalogs. The key elements of our strategy are as follows:

Direct Marketing Strategy

Our direct marketing strategy is designed to minimize our exposure to risks associated with rapidly changing fashion trends and facilitate speed to market and the flexibility with which we are able to purchase and stock a wide assortment of merchandise. Our primary objective is to reflect, rather than shape, styles and tastes while maintaining a specific focus on our customer. We develop exclusive merchandise and select name brand merchandise from what we believe are quality manufacturers and name brands. Our buyers and merchandisers work closely with our many suppliers to develop products to our specifications. This speed to market gives us flexibility to incorporate the latest trends into our product mix and to better serve the evolving tastes of customers. Through this strategy, we believe we are able to minimize design risk and make final product selections only two to seven months before the products are brought to market. We believe this allows us to stay current with the tastes of the market, and unlike others in our industry that require a longer lead time to bring goods to the market, we believe our strategy enables us to receive a continuous allotment of goods from our suppliers and carry the proper amount of inventory.

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

Our merchandise selection includes products from many leading suppliers and name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-known name brands such as Converse and Sperry. Brands currently offered through Alloy include nationally-recognized names such as Vigold Premium by Vigoss, Truck Jeans, Paris Blues, MIA, Jalate, Celebrity Pink and Unionbay, as well as smaller, niche labels, including Necessary Objects, Johnny Martin, and Standards and Practices.

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

Trained personnel are available for the dELiA*s and Alloy brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers. In fiscal 2012, we have decided to outsource our call center due to the high cost of running this facility, and expect significant annual savings in future years as a result of this closing. We are in the process of transitioning to a third party provider and expect the transition to be complete by the beginning of the second quarter of fiscal 2012.

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

	Fiscal
	2011		2010
Number of Stores:
Beginning of period	114		109
Stores Opened	4	*	9	**
Stores Closed	5	*	4	**

End of Period	113		114

Total Gross Sq. Ft
@ end of period (in thousands)	434.4		436.3

*	Totals include two stores that were closed, remodeled and reopened during fiscal 2011, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2011.
**	Totals include one store that was closed, remodeled and reopened during fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2010.

We plan our new stores to have a four-wall cash contribution margin of at least 15% in the first full year and to have a net build-out cost, including inventory, of approximately $600,000. We define contribution margin as store gross profit less direct cash costs of operating the store.

The stores currently average approximately 37 feet in frontage and 3,800 square feet, though individual stores may be smaller or larger than the averages. We believe that frontage and size are critical in projecting importance when compared to our competition in the malls. Our stores are designed to look upscale, appealing to what we believe to be our database customer demographics. We believe that over half our direct customers come from households with incomes of over $75,000 per year and over 25% come from households with income over $125,000 per year.

In addition to strong customer demographics, we look for high traffic malls, high economic growth areas and/or high income demographics in selecting new retail store locations.

Each store is open during mall shopping hours and has a store management team that always includes a store manager, and depending on the sales volume of the store, one or more of the following additional management: a co-manager, one or more assistant managers and one or more customer experience supervisors, as well as eight to twenty part-time sales associates. Currently, district managers supervise seven to eleven stores, with thirteen district managers reporting to two regional managers, who in turn report to a Vice President of Stores.

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

In addition, we have traffic counters and related software in our retail locations in order to evaluate store by store customer conversion rates. We utilize this system in evaluating and managing store performance, establishing effective staffing models and focusing our training efforts.

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Net sales, by segment, are as follows:

	Fiscal
	2011	2010
	(in thousands)
Retail	$123,223	$122,444

Direct:
Phone	6,872	11,713
Internet	87,057	86,540

Total Direct	93,929	98,253

Total Net Sales	$217,152	$220,697

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s and Alloy e-commerce webpages and catalogs, derives revenues from sales of merchandise via catalog or the internet directly to consumers and also from advertising. Included in our direct marketing net sales of $93.9 million in fiscal 2011 were approximately $0.6 million of advertising revenues.

In fiscal 2011, each of our catalogs and associated e-commerce webpages targeted a particular segment of the market and offered many name brands well known by our target customers, along with our own proprietary brands.

dELiA*s—During fiscal 2011, the dELiA*s catalog ranged from 52 to 84 pages in length. We mailed seventeen full price versions of the dELiA*s catalog, including remails, and allocated up to four pages per catalog to our advertising clients and marketing partners. The dELiA*s e-commerce webpages (reached through www.delias.com) are designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products, colors, sizes and special offers.

Alloy—During fiscal 2011, the Alloy catalog ranged in length from 48 to 76 pages. We mailed seventeen full price versions of the Alloy catalog, including remails, and allocated up to four pages per catalog to our advertising clients and marketing partners. The Alloy e-commerce webpages (reached through www.alloy.com) offer the same merchandise as in the catalog, as well as additional products, colors, sizes and special offers.

Retail Store Segment

Our retail store segment derives revenue primarily from the sale of apparel and accessories to consumers through dELiA*s stores. dELiA*s mall-based retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls. As of January 28, 2012, we operated 113 dELiA*s stores in 33 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Retail store segment revenues for fiscal 2011 were $123.2 million.

Financial information about our segments is summarized in Note 15 to our consolidated financial statements.

Merchandise Suppliers

Because we sell a number of brand-name products in addition to our own proprietary brands, we obtain products from a wide variety of manufacturers, importers and other suppliers. One vendor accounted for approximately 13% of products sold for fiscal 2011. We believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular product. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations.

Infrastructure, Operations and Technology

Our operations are dependent on our ability to maintain computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion or access to confidential information, or similar events. We have implemented, either directly or through other third parties, appropriate security, redundancy, backup programs for our various businesses.

We license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing proprietary online infrastructure solutions. Currently, most services related to maintenance and operation of our e-commerce webpages are through third-party providers located in Sterling, Virginia.

In the call center, other data and voice systems are maintained by a third-party agreement and have been hardened and made redundant with the addition of backup circuits, backup generators and other system upgrades. In fiscal 2012, we have decided to outsource our call center due to the high cost of running this facility, and expect significant annual savings in future years as a result of this closing. We are in the process of transitioning to a third party provider and expect the transition to be complete by the beginning of the second quarter of fiscal 2012.

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

During fiscal 2012, we plan to continue our investment in information services and technology (including the launch of our new websites for both dELiA*s and Alloy with MarketLive), and enhancing the systems we use to support our ecommerce business. These enhancements are generally aimed at driving sales, improving customer access to merchandise assortments and other back office efficiencies.

Competition

The retail and direct businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Although we feel the eclectic mix of products offered in our retail stores helps differentiate us, it also means that we compete against a wide variety of smaller, independent specialty stores, as well as department stores and national specialty chains. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. Our retail stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers.

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

Seasonality

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, as compared to our first and second fiscal quarters. During the third and the beginning of our fourth fiscal quarters, our noncash working capital requirements increase and may be funded by our cash balances and utilization of our existing Credit Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

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

Government Regulation

We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. The internet is continuing to rapidly evolve and several laws or regulations directly apply to online commerce and community websites. However, due to the increasing popularity and use of the internet, governmental authorities in the United States and abroad may adopt additional laws and regulations to govern internet activities. Laws with respect to online commerce, including social media, may cover issues such as pricing, taxing, distribution, unsolicited email (“spamming”), content, intellectual property, defamation, privacy and data security, product endorsements, online behavioral advertising and characteristics and quality of products and services. Laws with respect to community websites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the internet could have a material and adverse effect on our business, results of operations and financial condition.

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

The United States Congress enacted the Children’s Online Privacy Protection Act of 1999 (“COPPA”) and the Federal Trade Commission (“FTC”) promulgated implementing regulations, which became effective in 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology, subject to certain limited exceptions. As a part of our efforts to comply with these requirements, we do not knowingly collect personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain areas of our websites in an effort to prohibit persons under the age of 13 from registering. This will likely dissuade some percentage of our customers from using our e-commerce webpages, which may adversely affect our business. While we use our commercially reasonable efforts to ensure that we are compliant with COPPA, our efforts may not be successful. If it turns out that our activities are not COPPA compliant, we may face litigation with the FTC or individuals or face a civil penalty, which could adversely affect our business. The FTC is currently evaluating the revision of its COPPA regulations and the Company is following developments in this area.

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

Discontinued Operations

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the results of the CCS business have been reported as discontinued operations for fiscal 2009. There were no discontinued operations for fiscal 2011 or fiscal 2010. As part of the transaction, dELiA*s, Inc. provided certain transition services to Foot Locker. Income from discontinued operations, which related to transition services provided to Foot Locker, was $16,000, net of taxes, for fiscal 2009.

The Company recorded a pre-tax gain of $49.4 million as a result of the sale of CCS. The gain reflected, in part, the allocation of $28.1 million of nondeductible goodwill to the CCS business.

Relationship with JLP Daisy, LLC

In February 2003, dELiA*s Brand LLC, one of our subsidiaries, entered into a master license agreement with JLP Daisy, LLC (“JLP Daisy”) to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a $16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is approximately 10 years, which is subject to an extension of up to five years under specified circumstances and further will remain in effect until JLP Daisy recoups its advance and preferred return. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including, at our option, upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. We have not recorded any amounts associated with the master license agreement.

Employees

As of January 28, 2012, we had 622 full-time and 1,509 part-time employees. Of the 622 full-time employees, 145 worked in warehouse/fulfillment/customer service; 147 worked in executive, finance, information technology and other corporate and division management and 330 were employed by our dELiA*s retail stores. Of the 1,509 part-time employees, 74 were warehouse/fulfillment/customer service staff; 8 were in executive, finance, information technology and other corporate and division management and 1,427 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

We incurred losses from continuing operations for the last five fiscal years. Although we expect to report net profits in the future, our expectations may not be realized and we may continue to experience losses. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, or if we continue to incur operating losses, we may not be able to become profitable, in which case our financial condition would be adversely affected and our stock price could decline.

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

Our financial performance is subject to world-wide economic conditions and the resulting impact on U.S. consumer confidence and levels of consumer spending, which may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and unemployment, consumer debt, reductions in net worth based on market declines, residential real estate and mortgage markets, taxation, increases in fuel and energy prices, consumer confidence and other macroeconomic factors.

Although the recent global financial crisis has eased somewhat in the United States, world-wide economic conditions remain challenging and consumer spending remains depressed as compared with pre-crisis levels. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A further downturn in the U.S. economy could affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. It is difficult to predict whether recent improvements in the U.S. economic, capital and credit markets will continue or whether such conditions will further deteriorate, as well as the impact this might have on our business.

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

The prominence of dELiA*s and Alloy catalogs and e-commerce webpages and our dELiA*s retail stores among our teenage target market are integral to our business as well as to the implementation of our strategies for expanding our business.

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

Any dELiA*s retail store expansion will largely depend on our ability to find sites for, open and operate new stores successfully. Our ability to open and operate new stores successfully depends on several factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside our control;

•	negotiate acceptable lease terms;

•	prepare stores for opening within budget;

•	source sufficient levels of inventory at acceptable costs to meet the needs of new stores;

•	hire, train and retain store personnel;

•	successfully integrate new stores into our existing operations;

•	contain payroll costs; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund any of our expansion plans.

In addition, any retail store expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our individual stores and our overall business.

Internet sales are subject to numerous risks

We sell merchandise over the internet through our e-commerce websites, www.delias.com and www.alloy.com. Our internet operations are subject to numerous risks, including:

•	the successful implementation of new systems and internet or mobile platforms;

•	the failure of the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes and other technical failures;

•	reliance on third-party computer hardware/software;

•	rapid technological change;

•	liability for online content;

•	violations of state or federal laws, including those relating to online privacy;

•	credit card fraud; and

•	telecommunications failures and vulnerability to electronic break-ins and similar disruptions.

Our failure to successfully address and respond to these risks could reduce internet sales, increase costs and damage the reputation of our brands.

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

Modifications and/or upgrades to our information technology systems may disrupt our operations.

We regularly evaluate our information technology systems and requirements and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing existing systems with successor systems, making changes to existing systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition and results of operations. Additionally, there is no assurance that a successfully implemented system will deliver the anticipated value to us.

We do not own the content websites that direct customers to our e-commerce webpages, and thus have to depend on Alloy, Inc. to maintain those websites as attractive sites for our target customers.

Pursuant to an agreement with Alloy, Inc., it will continue to own and operate the www.delias.com and www.alloy.com websites, the related e-commerce webpages and the related uniform resource locators (“urls”). Although we may transition our e-commerce operations to websites that we own, we will be required to maintain links from those websites to Alloy, Inc.—owned websites, and Alloy, Inc. will be required to maintain links from those websites to our websites. Alloy, Inc. will continue to provide the community and content on each of those websites, and we will have no control over any of such community or content. Because a significant portion of our direct marketing sales come from our e-commerce sites, if Alloy, Inc. fails to maintain those websites, or fails to maintain those websites as attractive sites for the target audiences, our e-commerce activities may suffer.

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

Our liquidity and ability to raise capital may be limited, and we may be unable to fund any retail store expansion.

We expect that our total capital expenditures, net of landlord allowances, primarily the costs to build out our new stores and upgrade our front and back end direct business, will be approximately $5.0 million in fiscal 2012. Although, we currently expect that the sum of our current cash on hand and our current cash flows from operations and availability under our Credit Agreement will be sufficient to fund our near-term operations, including but not limited to, any retail store openings or remodels, our expectations may be wrong. If we are wrong, we may need to obtain additional debt or equity financing in the future to fund fully our operations and any retail store expansion. In addition, if we decide to significantly accelerate growth of our retail operations, additional debt or equity financing may also be required. The type, timing and terms of the financing selected by us would depend on, among other things, our retail growth plans, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms.

Competition may adversely affect our business.

The teenage girl and young womens’ retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for retail store sales with specialty apparel retailers and certain other youth-focused apparel retailers, such as American Eagle Outfitters, Abercrombie & Fitch, Aeropostale, Hollister, Wet Seal, Forever 21, and H&M. We also compete for retail store sales with full price and discount department stores such as Target, Kohl’s, Nordstrom’s, Macy’s, Bloomingdale’s and others. If we are unable to compete effectively for retail store sales, we may lose market share, which would reduce our revenues and gross profit. In addition, we compete for favorable site locations and lease terms in shopping malls with certain of our competitors as well as numerous other retailers. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. The growth of our retail store business depends significantly on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a return that meets or exceeds our financial projections. Desirable new locations may not be available to us at all or at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable real estate and lease terms generally and upon renewal, or even being permitted to renew our expiring leases, could cause us to lose market share which would reduce our revenues and gross profit.

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

Our promotion and sale of dELiA*s branded products increases our exposure to risks of inventory obsolescence. Accordingly, if a particular style of product does not achieve widespread consumer acceptance, we may be required to take significant markdowns, which could have a material adverse effect on our gross profit margin and other operating results. Moreover, dELiA*s exclusive brand development plans may include entry into joint ventures and additional licensing or distribution arrangements, which may also contribute to increased inventory obsolescence as third parties may control more of these operations.

Our master license agreement with JLP Daisy LLC could cause us to lose our trademarks or otherwise adversely affect the value of our dELiA*s brand.

In February, 2003, one of our subsidiaries, dELiA*s Brand, LLC, entered into a master license agreement with JLP Daisy to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid and upper-tier department stores, in exchange for an up-front payment from JLP Daisy of $16.5 million, which is applied against royalties otherwise due from JLP Daisy for sales of dELiA*s branded merchandise. The initial term of the master license agreement is approximately 10 years, which is subject to extension under specified circumstances and further will remain in effect until JLP Daisy recoups its advance and preferred return. As part of the master license agreement, dELiA*s Brand, LLC granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. If we become subject to a bankruptcy proceeding, we could lose the rights to our dELiA*s trademarks, which could have a material adverse effect on our business and operating results.

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

The call center functions for our dELiA*s and Alloy catalogs and e-commerce webpages are handled from a single, leased facility in Westerville, Ohio. The distribution for our dELiA*s and Alloy catalogs and e-commerce webpages and all our dELiA*s retail stores are handled from a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of the call center or distribution facility due to natural disasters, accidents, system failures, expansion or other unforeseen causes could delay or impair our ability to receive orders and distribute merchandise to our customers and retail stores, which could cause our sales to decline. This could have a material adverse effect on our operations and results. In fiscal 2012, we have decided to outsource our call center due to the high cost of running this facility, and expect significant annual savings in future years as a result of this closing. We are in the process of transitioning to a third party provider and expect the transition to be complete by the second quarter of fiscal 2012.

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

Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our business segments. Our determination of whether impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change. We recognized a goodwill impairment charge of $7.6 million related to our direct marketing segment in fiscal 2010.

Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. We have recognized impairment charges of approximately $495,000 in fiscal 2011 and $454,000 in fiscal 2009 related to underperforming store locations. We had no impairment charges related to long-lived assets in fiscal 2010.

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

There are risks of obtaining products from third parties.

Our business depends largely on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and other merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. We do not have any long-term contracts with any vendor and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use are factored and have limited resources, production capacities, and operating histories. Additionally, because the fashion market is volatile and customer taste tends to change rapidly, we must, in order to be successful, identify and obtain merchandise from new third-party brands for which our customers show a preference. As a result, we are subject to the following risks:

•	our vendors may fail or be unable to expand with us;

•

our current vendor terms may be changed to require increased payments or letters of credit in advance of delivery, and we may not be able to fund such payments through our current credit facility, cash balances, or our cash flow;

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

The effects of war or acts of terrorism could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism have disrupted commerce and have intensified uncertainties in the U.S. economy. Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign manufacturers. Our inability to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

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

We currently depend on third parties for important aspects of our business, such as printing, shipping, paper supplies, operation of our e-commerce webpages, and in fiscal 2012 the outsourcing of our call center function. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality or cost of products and services that they provide will remain at current levels or the levels needed to enable us to conduct our business efficiently and effectively.

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

At present, with respect to sales generated in the direct marketing segment by our Alloy brand, sales tax or other similar taxes on direct shipments of goods to consumers is collected primarily in states where Alloy has a physical presence or personal property. With respect to the dELiA*s direct sales, sales or other similar taxes are collected primarily in states where we have dELiA*s retail stores, another physical presence or personal property. However, various states or foreign countries may seek to impose sales tax collection obligations on out-of-state direct mail companies.

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

We currently anticipate that operating revenue, cash on hand, and availability under our existing Credit Agreement will be sufficient to cover our operating expenses, including cash requirements in connection with our operations and our projected capital expeditures, through at least the end of our current fiscal year. However, if we do not meet our targets for revenue growth, gross margins, or expenses, or if the costs associated with any retail store expansion plans are not as anticipated, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

•	decreased consumer spending in response to weak economic conditions;

•	higher energy prices causing a decreased level of disposable income;

•	weakness in the teenage market;

•	increased competition from our competitors; and

•	our marketing and expansion plans are not as successful as we anticipate.

Additionally, if demand for our products decreases or our retail store plans do not produce the desired sales increases, such developments could reduce our operating revenues. If such funds, together with cash on hand and availability under our Credit Agreement are insufficient to cover our expenses, we could be required to adopt one or more alternatives listed below. For example, we could be required to:

•	reduce or delay other capital spending;

•	reduce other discretionary spending;

•	sell assets or operations; and/or

•	sell additional equity or debt securities.

If we are required to take any of the actions in the first three items immediately above, it could have a material adverse effect on our business, financial condition and results of operations, including our ability to grow our business. In addition, we cannot assure you that we would be able to take any of these actions because of (i) a variety of commercial or market factors, or (ii) market conditions being unfavorable for an equity or debt offering. In addition, such actions, if taken, may not enable us to satisfy our cash requirements if the actions do not generate a sufficient amount of additional capital.

Many of our vendors utilize factors and therefore require letters of credit.

All or a portion of the credit extended by factors to our vendors often is collateralized by standby letters of credit, which we are required to provide and which we currently obtain under our Credit Agreement with GE Capital. Any increases in the amount of such letters of credit required by such factors reduces the amount of availability we have under our Credit Agreement with GE Capital. Any increase in our vendors’ use of factors or decrease in the amount of credit extended by these factors could require us to provide additional standby letters of credit, thereby reducing further the amount of availability. Any such decreases could adversely affect our ability to operate our business, including requiring us to reduce other discretionary spending, such as on advertising. Any such event could result in reduced sales.

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

As of January 28, 2012, we had outstanding options, of which 2,146,976 were vested, to purchase 3,096,288 shares of common stock at a weighted average exercise price of $4.71 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. Our stockholders will experience dilution as these stock options are exercised.

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

The following table sets forth information as of January 28, 2012 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained, in good operating condition and otherwise adequate for our business operations.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office	52,000
Westerville, OH	Call center	15,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	434,400

The following table sets forth information regarding the states in which we operate retail stores as of January 28, 2012, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	Minnesota	3
Arizona	2	Missouri	3
California	3	Nebraska	1
Colorado	1	New Hampshire	2
Connecticut	2	New Jersey	8
Delaware	1	New York	9
Florida	9	North Carolina	4
Georgia	3	Ohio	6
Illinois	6	Pennsylvania	5
Indiana	3	Rhode Island	1
Iowa	1	South Carolina	2
Louisiana	1	Tennessee	4
Maine	2	Texas	9
Maryland	3	Virginia	3
Massachusetts	6	Washington	2
Michigan	3	West Virginia	1
		Wisconsin	3

		TOTAL STORES	113

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Walter Killough, age 57, has served as our Chief Executive Officer since May 2010, and had served as Chief Operating Officer and a director since December 2005. Mr. Killough joined Alloy, Inc. in March 2003 as a consultant, and served as the Chief Operating Officer of its Retail and Direct Consumer Division from October 2003 until December 2005. Prior to joining Alloy, Inc., Mr. Killough was at J.Crew for 14 years. He was appointed its Chief Operating Officer in 2001, and prior to that served as an executive vice president. As its Chief Operating Officer, he was responsible for all sourcing, catalog circulation and production, warehouse and distribution, retail and direct planning and logistics.

Dyan Jozwick, age 54, has served as President, dELiA*s Brand since June 2011. Prior to that, Ms. Jozwick served as General Merchandise Manager of the ladies and junior apparel divisions of Sears stores for Sears Holdings Inc. from July 2009 to November 2010. From May 2006 to June 2008, she served as Chief Merchandising Officer for Wet Seal, a teen fashion retailer. From January 2000 to April 2006, she served as Senior Vice President/General Merchandise Manager of juniors, tween and childrens for Robinson’s-May, a division of May Department Stores.

David J. Dick, age 45, has served as our Chief Financial Officer and Treasurer since February 2, 2009 and had served as the Company’s Vice President, Controller and Chief Accounting Officer since April 2008. Prior to that, Mr. Dick served as Chief Financial Officer of Charlie Brown’s Acquisition Corp., a multi-concept casual dining restaurant operator, from 2006 to 2007, and from 1993 to 2006, he worked for Linens ‘n Things, Inc., a specialty retailer of home furnishings, where he held a number of positions including Vice President, Controller and Treasurer. From 1987 to 1992, Mr. Dick worked for Ernst & Young LLP. He is a certified public accountant.

Marc G. Schuback, age 50, has served as our Vice President, General Counsel and Secretary since August 2007. Prior to that, Mr. Schuback served as Vice President, Assistant General Counsel and Assistant Corporate Secretary of Footstar, Inc., a nationwide footwear retailer, from July 1996 to August 2007.

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

	Common Stock Price
	High	Low
FISCAL 2011 (Ended January 28, 2012)
First Quarter	$2.15	$1.52
Second Quarter	$1.99	$1.48
Third Quarter	$1.88	$1.16
Fourth Quarter	$1.45	$1.00

FISCAL 2010 (Ended January 29, 2011)
First Quarter	$2.13	$1.60
Second Quarter	$1.80	$1.32
Third Quarter	$2.40	$1.30
Fourth Quarter	$2.04	$1.56

Stockholders

As of April 9, 2012 there were approximately 179 holders of record of the 31,726,645 outstanding shares of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

There were no unregistered sales of our securities during fiscal 2011.

Issuer Purchases of Equity Securities

During fiscal 2011, the Company did not purchase any shares of its Common Stock.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected statements of operations data for fiscal 2011, fiscal 2010, and fiscal 2009 have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO USA, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2011 and 2010 has been derived from the audited financial statements included herein. Selected balance sheet data as of January 30, 2010, January 31, 2009 (“fiscal 2008”) and February 2, 2008 (“fiscal 2007”) and the selected statements of operations data for fiscal years 2008 and 2007 have been derived from financial statements audited and not included herein. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The amounts specified below are for continuing operations only. Our former CCS business is treated as discontinued operations.

	Fiscal Year
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(1):
Net sales	$217,152	$220,697	$223,866	$215,620	$201,557
Cost of goods sold	148,816	147,242	145,605	138,629	129,041

Gross profit	68,336	73,455	78,261	76,991	72,516

Selling, general and administrative expenses	92,740	95,746	94,939	95,560	91,009
Impairment of long-lived assets and goodwill	495	7,611	454	613	—
Other operating income	(1,957)	(475)	(1,265)	—	—

Total operating expenses	91,278	102,882	94,128	96,173	91,009

Operating loss	(22,942)	(29,427)	(15,867)	(19,182)	(18,493)
Interest expense, net	577	353	235	309	5

Loss from continuing operations before taxes	(23,519)	(29,780)	(16,102)	(19,491)	(18,498)
Income tax benefit	(849)	(8,137)	(5,662)	(6,874)	(6,164)

Loss from continuing operations	(22,670)	(21,643)	(10,440)	(12,617)	(12,334)
Income from discontinued operations, including gain on sale, net of income taxes	—	—	16	29,776	9,999

Net (loss) income	$(22,670)	$(21,643)	$(10,424)	$17,159	$(2,335)

Basic and diluted net (loss) income per share of common stock:
Loss from continuing operations	$(0.73)	$(0.70)	$(0.34)	$(0.41)	$(0.40)
Income from discontinued operations, net of taxes	—	—	0.00	0.96	0.32

Net (loss) income attributable to common stockholders per share	$(0.73)	$(0.70)	$(0.34)	$0.55	$(0.08)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,217,185	31,111,878	31,038,999	30,942,877	30,834,884

	Fiscal Year
	2011	2010	2009	2008	2007
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	$28,426	$28,074	$41,646	$92,512	$11,399
Working capital	$23,348	$38,892	$40,326	$59,035	$12,388
Total assets	$115,336	$139,703	$169,391	$204,801	$160,531
Long-term debt	$—	$—	$—	$—	$2,212
Total stockholders’ equity	$62,109	$84,044	$105,813	$115,329	$97,175

RETAIL STORE OPERATING DATA:
Total retail store revenues (in thousands)	$123,223	$122,444	$118,484	$113,063	$98,069
Comparable store sales (decrease) increase(2)	0.1%	(4.1%)	(5.9%)	2.8%	4.1%
Net sales per store (in thousands)	$1,072	$1,065	$1,140	$1,200	$1,250
Sales per gross square foot	$279	$286	$301	$317	$331
Average square footage per store	3,844	3,827	3,828	3,815	3,803
Number of stores	113	114	109	97	86
Total square footage (in thousands)	434.4	436.3	417.3	370.1	327.1
Percent (decrease) increase in total square footage	(0.4%)	4.6%	12.8%	13.2%	17.2%

DIRECT MARKETING OPERATING DATA (in thousands):
Total direct marketing revenues	$93,929	$98,253	$105,382	$102,557	$103,488
Number of catalogs circulated	38,758	43,271	46,059	46,465	50,488

(1)	See Note 3 to the consolidated financial statements for a description of the effect of the discontinued business that has been eliminated from continuing operations. See Note 15 to the consolidated financial statements for financial data by reportable segment.
(2)	Comparable store sales provides a measure of existing store sales performance. A store is included in comparable store sales when it has been open for fifteen full months and whose square footage has not been expanded or reduced by more than 25%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The results for all periods presented reflect the Company’s former CCS business as a discontinued operation. The Company completed its sale of the CCS business on November 5, 2008. All financial results in this discussion are for continuing operations only unless otherwise stated.

Executive Summary and Overview

dELiA*s, Inc. is a multi-channel retailer of apparel and accessories, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s retail stores are designed to appeal directly to consumers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our dELiA*s retail stores.

Our strategy is to improve upon our strong competitive position as a direct marketing company; to increase productivity in our dELiA*s retail stores; and to carry out such strategy while controlling costs. In addition, our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business while continuing extended offerings online and in our catalogs.

We expect that improved productivity in each segment of our business will be the key element of our overall growth strategy. Our focus is to improve productivity in our current retail store base, to invest in web-based marketing programs to drive additional traffic to our websites and improve the productivity of catalogs distributed. As productivity improves and market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Goals

We believe that focusing on our brands and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	delivering low-to mid-single digit comparable store sales growth in our dELiA*s retail stores over the long term;

•	driving low-to mid-single digit top-line growth in direct marketing, through targeted circulation in productive mailing segments, and implementation of web, mobile and social media based initiatives;

•	improving gross profit margins each year by 50 basis points;

•	developing retail merchandising assortments that emphasize key categories more effectively;

•	improving our retail store metrics through increased focus on the selling culture, with emphasis on increased customer conversion, thereby improving productivity;

•

implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, better store-planning, targeted replenishment by size, tactical fashion investment, and to create inventory turn improvement;

•	leveraging our current expense infrastructure and taking additional operating costs out of the business;

•	monitoring and opportunistically closing or working with landlords to reduce costs on underperforming stores; and

•	expanding the dELiA’s retail store base over the long-term.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•

store metrics such as comparable store sales, sales per gross square foot, average retail price per unit sold, average transaction values, average units per transaction, traffic conversion rates and store contribution margin (defined as store gross profit less direct costs of running the store);

•	direct marketing metrics such as average order value and demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	web metrics such as unique site visits, carts opened and carts converted, and site conversion;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct marketing business, from available on-hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and average inventory per store; and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010 were all 52-week fiscal years.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2011	2010	2009
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.5%	66.7%	65.0%

Gross profit	31.5%	33.3%	35.0%

Operating expenses:
Selling, general and administrative expenses	42.7%	43.4%	42.4%
Impairment of long-lived assets and goodwill	0.2%	3.4%	0.2%
Other operating income	(0.9%)	(0.2%)	(0.5%)

Total operating expenses	42.0%	46.6%	42.1%

Operating loss	(10.5%)	(13.3%)	(7.1%)
Interest expense, net	0.3%	0.2%	0.1%

Loss from continuing operations before provision for income taxes	(10.8%)	(13.5%)	(7.2%)
Benefit for income taxes	(0.4%)	(3.7%)	(2.5%)

Loss from continuing operations	(10.4%)	(9.8%)	(4.7%)
Income from discontinued operations, net of income taxes	—	—	0.0%

Net loss	(10.4%)	(9.8%)	(4.7%)

Fiscal 2011 Compared with Fiscal 2010 (52 weeks vs. 52 weeks)

Revenues

Total Revenues

Total revenues decreased 1.6% to $217.2 million in fiscal 2011 from $220.7 million in fiscal 2010. Revenue from the retail segment comprised 56.7% of total revenue for fiscal 2011 as compared to 55.5% in fiscal 2010, and revenue from the direct segment comprised 43.3% of total revenue for fiscal 2011 as compared to 44.5% for fiscal 2010.

Direct Marketing Revenues

Direct marketing revenues decreased 4.4% to $93.9 million in fiscal 2011 from $98.3 million in fiscal 2010. In the direct segment, there were decreases in both the Alloy and dELiA*s brands. The decrease in revenue is attributable to a decrease in clearance and full price selling in both brands.

Retail Store Revenues

Retail store revenues increased 0.6% to $123.2 million in fiscal 2011 from $122.4 million in fiscal 2010. The increase in revenue was driven by the full year impact of the seven stores (net of relocations and remodels) opened in fiscal 2010, and a comparable store sales increase of 0.1%.

The following table sets forth select operating data in connection with the revenues of our Company:

	For Fiscal Years Ended
	2011		2010
Channel Net Sales (in thousands):
Retail	$123,223		$122,444
Direct:
Phone	6,872		11,713
Internet	87,057		86,540

	93,929		98,253

	$217,152		$220,697

Catalogs Mailed (in thousands)	38,758		43,271

Number of Stores:
Beginning of Period	114		109
Stores Opened *	4	*	9	**
Stores Closed *	5	*	4	**

End of Period	113		114

Total Gross Sq. Ft @ End of Period (in thousands)	434.4		436.3

*	Totals include two stores that were closed, remodeled and reopened during fiscal 2011, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2011.
**	Totals include one store that was closed, remodeled and reopened during fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2010.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2011 was $68.3 million or 31.5% of revenues, as compared to $73.5 million, or 33.3% of revenues in fiscal 2010. The decline in gross profit percentage was principally due to reduced merchandise margins related to markdowns and the deleveraging of occupancy costs on lower overall sales volume.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2011 was $41.2 million or 43.9% of revenues, as compared to $44.0 million, or 44.8% of revenues in fiscal 2010. The decrease in gross profit percentage was principally due to reduced merchandise margins and increased shipping costs.

Retail Store Gross Profit

Retail store gross profit for fiscal 2011 was $27.1 million or 22.0% of revenues, as compared to $29.4 million, or 24.0% of revenues in fiscal 2010. The decrease in gross profit percentage was primarily due to reduced merchandise margins related to markdowns.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative (“SG&A”) expenses decreased to 42.7% in fiscal 2011 from 43.4% in fiscal 2010. This decrease was primarily attributable to the leveraging of reduced overhead expenses. In total dollars, SG&A expenses decreased 3.1% to $92.7 million in fiscal 2011 from $95.7 million in fiscal 2010.

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, SG&A expenses increased to 47.9% in fiscal 2011 from 47.4% in fiscal 2010. The increase in SG&A expenses as a percentage of revenues reflects the deleveraging of selling expenses on lower sales, partially offset by lower overhead and depreciation expenses. In dollars, direct marketing SG&A expenses decreased 3.3% to $45.0 million in fiscal 2011 from $46.6 million in fiscal 2010. The decrease reflects lower selling, overhead and depreciation expenses.

Retail Store Selling, General and Administrative.

As a percentage of revenues, SG&A expenses decreased to 38.7% in fiscal 2011 from 40.2% in fiscal 2010. In dollars, retail store SG&A expenses decreased 3.0% to $47.7 million in fiscal 2011 from $49.2 million in fiscal 2010. The decrease in SG&A expenses in dollars and as a percentage of revenues reflects lower selling and overhead costs.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill was $0.5 million in fiscal 2011 compared to $7.6 million in fiscal 2010. In fiscal 2011, we recognized an impairment of long-lived assets related to under-performing stores of $0.5 million, and in fiscal 2010, we recognized a goodwill impairment charge related to the direct marketing segment of $7.6 million.

Other Operating Income

Other operating income, which represents breakage income, was $2.0 million for fiscal 2011 compared to $0.5 million in fiscal 2010.

Loss from Operations

Total Loss from Operations.

Our total loss from operations before interest expense and income taxes was $22.9 million in fiscal 2011 as compared to a loss of $29.4 million in fiscal 2010.

Loss from Direct Marketing Operations.

Direct marketing loss from operations was $2.2 million in fiscal 2011 as compared to a loss of $9.9 million in fiscal 2010. The fiscal 2010 loss included the goodwill impairment charge of $7.6 million noted above.

Loss from Retail Store Operations.

Our loss from retail store operations was $20.8 million in fiscal 2011, as compared to $19.5 million in fiscal 2010. This increase was primarily attributable to lower merchandise margins, increased occupancy costs, and the impairment of long-lived assets related to under-performing stores noted above.

Interest Expense, net

We recognized net interest expense of $577,000 and $353,000 in fiscal 2011 and fiscal 2010, respectively. Interest expense was related to costs from our credit facilities with GE Capital and Wells Fargo. Interest income was earned from cash balances in money market accounts.

Income Tax Benefit

We recorded an income tax benefit of $0.8 million in fiscal 2011, compared with a benefit of $8.1 million in fiscal 2010. The fiscal 2011 benefit included adjustments related to the filing of our fiscal 2010 income tax return. The Company did not recognize any additional tax benefit in fiscal 2011 for federal taxes since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2011 NOL. The effective tax rates for fiscal 2011 and 2010 were 4% and 27%, respectively.

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

Direct Marketing Selling, General and Administrative.

As a percentage of revenues, SG&A expenses increased to 47.4% in fiscal 2010 from 46.2% in fiscal 2009. In total, direct marketing SG&A expenses decreased in dollars to $46.6 million in fiscal 2010 from $48.6 million in fiscal 2009. The increase in SG&A expenses as a percentage of revenues reflects the deleveraging of overhead costs, partially offset by lower selling and depreciation expenses.

Retail Store Selling, General and Administrative.

As a percentage of revenues, SG&A expenses increased to 40.2% in fiscal 2010 from 39.1% in fiscal 2009. In dollars, retail store SG&A expenses increased 6.2% to $49.2 million in fiscal 2010 from $46.3 million in fiscal 2009. The increase in SG&A expenses in dollars was driven primarily by the additional store count. The increase in SG&A expenses as a percentage of revenues reflects the deleveraging of increased store selling, overhead and depreciation expenses.

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

Liquidity and Capital Resources

Our capital requirements include maintenance and remodeling expenditures for existing stores, information technology, distribution and other infrastructure related investments, and construction, fixture and inventory costs related to the opening of any new retail stores. Future capital requirements will depend on many factors, including, but not limited to, additional investments in infrastructure and technology, the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

On June 26, 2009, the Company entered into a letter of credit agreement (“Letter of Credit Agreement”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”). The Letter of Credit Agreement, which had a maturity date of June 26, 2011, provided for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15 million or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15.8 million. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, had been pledged as collateral for these obligations.

On January 28, 2010, the Company entered into a First Amendment to Letter of Credit Agreement (the “First Amendment”) with Wells Fargo. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral was only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended. At January 29, 2011, the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.3 million. The cash collateral, which was shown as restricted cash on the accompanying condensed consolidated balance sheet, was included in current assets as of January 29, 2011 since the restriction related to the Letter of Credit Agreement was to expire within one year.

The Letter of Credit Agreement called for the payment by the Company of an unused line fee of 0.75% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 2.00% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses generally charged by the letter of credit issuer. The Letter of Credit

Agreement did not contain any financial covenants with which the Company or any of its subsidiaries or affiliates had to comply during the term of the Letter of Credit Agreement. The Letter of Credit Agreement was terminated on May 26, 2011.

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

As of January 28, 2012, there were approximately $11.8 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $5.7 million.

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

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 59% of our merchandise payments are made to factors. The credit extended by these factors is enhanced by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduce the amount available to us under our Credit Agreement.

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

We expect our current cash balance, cash flow from operations and availability under our Credit Agreement will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the end of our current fiscal year. However, if cash balances, cash flow from operations and availability under our Credit Agreement are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash provided by operating activities was $4.4 million for fiscal 2011 compared to net cash used in operating activities of $7.8 million in fiscal 2010 and $36.1 million in fiscal 2009. Cash provided by operating activities in fiscal 2011 was due to the receipt of an income tax refund, receipt of restricted cash which previously supported our outstanding letters of credit under the First Amendment and the timing of vendor payments, offset by the funding of the net operating loss.

Net cash used in investing activities was $4.0 million in fiscal 2011, $5.8 million in fiscal 2010, and $12.6 million in fiscal 2009. The $4.0 million used in fiscal 2011 was due primarily to capital expenditures associated with the construction of our new retail stores, store refurbishing projects and investments in technology. During fiscal 2012, we expect capital expenditures to be approximately $5.0 million.

Net cash provided by financing activities was $-0- in fiscal 2011 and $12,000 in 2010 compared to cash used of $2.2 million in fiscal 2009. Cash provided by financing activities in fiscal 2010 related to proceeds received from the exercise of employee stock options. Cash used in financing activities in fiscal 2009 related to payments on the mortgage note payable related to our Hanover PA distribution center.

Contractual Obligations

The following table presents our significant contractual obligations as of January 28, 2012:

		Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations(1)	$103,409	$17,883	$33,329	$29,748	$22,449
Purchase Obligations(2)	19,682	19,682	—	—	—
Future Severance-Related Payments(3)	2,032	2,032	—	—	—

Total	$125,123	$39,597	$33,329	$29,748	$22,449

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments primarily consist of severance agreements with existing employees.

We have long-term noncancelable operating lease commitments for retail stores, office space, contact center facilities and equipment. We also have long-term noncancelable capital lease commitments for equipment.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses, among other things, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that we determine redemption to be remote, we reverse our liability, and record breakage income. The Company recorded $2.0 million, $0.5 million and $1.3 million of breakage income in fiscal 2011, fiscal 2010 and fiscal 2009 (the initial year of recognizing breakage income), respectively.

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

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets. Deferred catalog costs as of January 28, 2012 and January 29, 2011 were approximately $2.1 million and $1.8 million, respectively.

Catalog costs expensed for fiscal 2011, 2010, and 2009 were approximately $21.2 million, $22.8 million, and $24.7 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

During the third quarter of fiscal 2010, management determined that an interim goodwill impairment test was appropriate based on the performance of the direct segment not meeting expectations, the current business climate, as well as other factors. Thus, the Company performed an interim goodwill impairment test using discounted cash flow projections and concluded that the carrying value of our direct marketing goodwill exceeded the implied fair value based on the estimated fair value of the direct marketing reporting unit. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $7.6 million in the third quarter of fiscal 2010. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any further decline in the estimated fair value could result in additional impairments. Results from the Company’s annual goodwill impairment test performed as of January 28, 2012 concluded that its remaining goodwill and indefinite-lived intangible assets were not impaired.

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

We recorded impairment charges of approximately $495,000 and $454,000 for fiscal 2011 and fiscal 2009, respectively, related to under-performing stores. There were no impairment charges recorded for fiscal 2010.

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

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2008, 2009 and 2010. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Recently Adopted Standard

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During fiscal 2010, the Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company adopted the remaining disclosure requirements in the first quarter of fiscal 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have a material impact on our consolidated financial statements.

Recently Issued Standard

In May 2011, ASC 820-10 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This standard will be effective for interim and annual periods beginning after December 15, 2011. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Credit Agreement to facilitate the purchase of merchandise.

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

We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC-insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As of January 28, 2012, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, financial statement schedule and notes to the consolidated financial statements of dELiA*s, Inc. and subsidiaries are annexed to and made part of this Annual Report on Form 10-K as pages F-1 through F-29. An index of such materials appears on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, January 28, 2012, our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 28, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information with respect to our executive officers set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” the response to this item is incorporated by reference from the discussion responsive thereto under the captions “CORPORATE GOVERNANCE AND INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS”—“The Board of Directors,”—“Corporate Governance and Nominating Committee, “ Codes of Business Conduct and Ethics” and “Information About Directors and Executive Officers, “ and “OTHER MATTERS”—in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year ended January 28, 2012.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “EXECUTIVE COMPENSATION” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2012, except that the section in the definitive proxy statement entitled “EXECUTIVE COMPENSATION”—“Compensation Committee Report” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “INFORMATION ABOUT DELIA*S SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION”—“Equity Compensation Plan Information” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “CORPORATE GOVERNANCE AND INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS”—“The Board of Directors” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2012.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Audit Fees,” Policy of Audit Committee on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Percentage of Audit Services Pre-Approved” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended January 28, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

(1)	Consolidated Financial Statements.

The financial statements required by this item are set forth on pages F-1 through F-28 of this Annual Report on Form 10-K, and are incorporated by reference herein.

(2)	Financial Statement Schedule.

The schedule required by this item is set forth on page F-29 of this Annual Report on Form 10-K, and is incorporated by reference herein.

(3)	Exhibits.

The exhibit list required by this item is set forth under the caption “Exhibit Index” in this Annual Report on Form 10-K, and is incorporated by reference herein.

dELiA*s, Inc. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. (the “Company”) as of January 28, 2012 and January 29, 2011 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s, Inc. at January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP

New York, NY

April 12, 2012

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	January 28, 2012	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,426	$28,074
Inventories, net	30,937	32,025
Prepaid catalog costs	2,111	1,845
Restricted cash	—	8,268
Other current assets	3,556	12,511

TOTAL CURRENT ASSETS	65,030	82,723
PROPERTY AND EQUIPMENT, NET	42,588	49,988
GOODWILL	4,462	4,462
INTANGIBLE ASSETS, NET	2,419	2,419
OTHER ASSETS	837	111

TOTAL ASSETS	$115,336	$139,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,199	$21,301
Accrued expenses and other current liabilities	16,747	21,788
Income taxes payable	736	742

TOTAL CURRENT LIABILITIES	41,682	43,831
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	11,545	11,828

TOTAL LIABILITIES	53,227	55,659

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value; 25,000,000 shares authorized, none issued	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 31,726,645 and 31,432,531 shares issued and outstanding, respectively	32	31
Additional paid-in capital	99,244	98,510
Accumulated deficit	(37,167)	(14,497)

TOTAL STOCKHOLDERS’ EQUITY	62,109	84,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,336	$139,703

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
NET REVENUES	$217,152	$220,697	$223,866
Cost of goods sold	148,816	147,242	145,605

GROSS PROFIT	68,336	73,455	78,261

Selling, general and administrative expenses	92,740	95,746	94,939
Impairment of long-lived assets and goodwill	495	7,611	454
Other operating income	(1,957)	(475)	(1,265)

TOTAL OPERATING EXPENSES	91,278	102,882	94,128

OPERATING LOSS	(22,942)	(29,427)	(15,867)
Interest expense, net	577	353	235

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,519)	(29,780)	(16,102)
Benefit for income taxes	(849)	(8,137)	(5,662)

LOSS FROM CONTINUING OPERATIONS	(22,670)	(21,643)	(10,440)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	16

NET LOSS	$(22,670)	$(21,643)	$(10,424)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.73)	$(0.70)	$(0.34)
INCOME FROM DISCONTINUED OPERATIONS	$—	$—	$—

NET LOSS	$(0.73)	$(0.70)	$(0.34)

WEIGHTED AVERAGE BASIC & DILUTED COMMON SHARES OUTSTANDING	31,217,185	31,111,878	31,038,999

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Total
	Shares	Value
Balance January 31, 2009	31,199,889	$31	$97,728	$17,570	$115,329

Issuance of restricted stock	106,952	0	—	—	0
Shares issued pursuant to exercise of stock options	2,375	0	4	—	4
Stock-based compensation	—	—	904	—	904
Net loss	—	—	—	(10,424)	(10,424)

Balance January 30, 2010	31,309,216	31	98,636	7,146	105,813

Issuance of restricted stock	114,940	0	—	—	0
Shares issued pursuant to exercise of stock options	8,375	0	12	—	12
Stock-based compensation	—	—	827	—	827
Adjustment to reflect a deferred tax liability for indefinite-lived intangible asset	—	—	(965)	—	(965)
Net loss	—	—	—	(21,643)	(21,643)

Balance January 29, 2011	31,432,531	31	98,510	(14,497)	84,044

Issuance of restricted stock	294,114	0	—	—	0
Stock-based compensation	—	—	734	—	734
Net loss	—	—	—	(22,670)	(22,670)

Balance January 28, 2012	31,726,645	$32	$99,244	$(37,167)	$62,109

See accompanying notes to consolidated financial statements

dELiA*s Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,670)	$(21,643)	$(10,424)
Income from discontinued operations	—	—	16

Loss from continuing operations	(22,670)	(21,643)	(10,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	11,446	10,669	10,093
Deferred income taxes	—	1,138	1,181
Stock-based compensation	734	827	904
Impairment of long-lived assets and goodwill	495	7,611	454
Changes in operating assets and liabilities:
Inventories	1,088	1,677	240
Prepaid catalog costs and other assets	7,963	1,064	(7,180)
Restricted cash	8,268	(728)	(7,540)
Income taxes payable	(6)	9	(24,510)
Accounts payable, accrued expenses and other liabilities	(2,951)	(8,389)	688

Total adjustments	27,037	13,878	(25,670)

Net cash provided by (used in) operating activities of continuing operations	4,367	(7,765)	(36,110)
Net cash provided by operating activities of discontinued operations	—	—	16

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,367	(7,765)	(36,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,015)	(5,819)	(12,571)

NET CASH USED IN INVESTING ACTIVITIES	(4,015)	(5,819)	(12,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	—	—	(2,205)
Proceeds from exercise of employee stock options	—	12	4

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	12	(2,201)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	352	(13,572)	(50,866)
CASH AND CASH EQUIVALENTS, beginning of period	28,074	41,646	92,512

CASH AND CASH EQUIVALENTS, end of period	$28,426	$28,074	$41,646

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$1,273	$183	$250

Cash paid during the period for taxes	$174	$191	$25,210

Capital expenditures incurred not yet paid	$928	$402	$906

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these Notes to Consolidated Financial Statements, when we refer to “Alloy, Inc.” we are referring to Alloy, Inc., our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we operate. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.”, the “Company”, “we”, “us”, or “our”, we are referring to dELiA*s, Inc. and its subsidiaries. When we refer to “the Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, Inc. shareholders.

1. Business and Basis of Presentation

Business

We are a multi-channel retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based retail stores. Through our catalogs and the e-commerce webpages, we sell many name brand products along with our own proprietary brand products in key spending categories directly to consumers, including apparel and accessories. Our mall-based retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31st, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the 52-week year ended January 28, 2012 as “fiscal 2011”, and to the 52-week fiscal year ended January 29, 2011 as “fiscal 2010”, and to the 52-week fiscal year ended January 30, 2010 as “fiscal 2009”.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, and obligations under capital leases approximated fair value due to the short maturity of these financial instruments.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Highly liquid investments, which primarily consist of money market funds, are recorded at cost, which approximates fair value. Credit card receivable balances included in cash and cash equivalents as of January 28, 2012 and January 29, 2011 were approximately $1.6 million and $1.3 million, respectively.

Inventories

Inventories, which consist of finished goods, including certain expenses capitalized, are stated at the lower of cost (first-in, first out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of January 28, 2012 and January 29, 2011 were approximately $2.1 million and $1.8 million, respectively. Catalog costs expensed for fiscal 2011, fiscal 2010 and fiscal 2009 were approximately $21.2 million, $22.8 million, and $24.7 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Results from the Company’s annual goodwill impairment test performed as of January 28, 2012 concluded that its goodwill and indefinite-lived intangible assets were not impaired. See Note 6 for discussion on the fiscal 2010 goodwill impairment charge of $7.6 million.

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

We recorded impairment charges of approximately $495,000 and $454,000 for fiscal 2011 and fiscal 2009, respectively, related to under-performing stores (see Note 5). There were no impairment charges related to long-lived assets recorded for fiscal 2010.

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

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that the Company determines redemption to be remote, we reverse our liability, and record breakage income. The Company recorded approximately $2.0 million, $0.5 million and $1.3 million of breakage income in fiscal 2011, fiscal 2010 and fiscal 2009 (the initial year of recognizing breakage income), respectively.

While the Company will continue to honor all gift certificates and gift cards presented for payment, management reviews unclaimed property laws to determine gift certificate and gift card balances required for escheatment to the appropriate government agency.

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf pursuant to a media services agreement entered into in connection with the Spinoff which was amended and restated effective December 2010 (see Note 13 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $680,000, $437,000, and $517,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Cost of Goods Sold

Cost of goods sold consists of the cost of merchandise sold to customers, inbound freight costs, shipping and handling costs, buying and merchandising costs, certain distribution costs and store occupancy costs.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest Expense (Income), Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts and held in money market accounts. Interest income for fiscal 2011, fiscal 2010, and fiscal 2009 was $3,000, $17,000, and $233,000, respectively. Interest expense primarily relates to the credit facilities with GE Capital and Wells Fargo (which was terminated in May 2011), and the mortgage note payable (which was paid off in September 2009). Interest expense for fiscal 2011, fiscal 2010, and fiscal 2009 was $580,000, $370,000, and $468,000, respectively.

(Loss) Income Per Share

Net (loss) income per share is computed in accordance with ASC 260-10, Earnings Per Share. Basic (loss) income per share is computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding during the period. We have outstanding restricted stock grants that contain nonforfeitable rights to dividends (whether paid or unpaid) which qualify these shares as participating securities, requiring them to be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic earnings per common share are calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. When the effects are dilutive, diluted earnings per share is computed by dividing the Company’s net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, warrants, restricted shares and convertible debentures. The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

	For The Fiscal Years Ended
	2011	2010	2009
	(in thousands)
Weighted average common shares outstanding—basic	31,217	31,112	31,039
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	—	—	—
Convertible Debentures	—	—	—

Weighted average common and common equivalent shares outstanding—fully diluted	31,217	31,112	31,039

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, is detailed in the following table:

	For The Fiscal Years Ended
	2011	2010	2009
	(in thousands)
Options, warrants and restricted shares	3,815	6,856	7,255
Conversion of 5.375% Convertible Debentures	—	—	1

Total	3,815	6,856	7,256

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Adopted Standard

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During fiscal 2010, the Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company adopted the remaining disclosure requirements in the first quarter of fiscal 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have a material impact on our consolidated financial statements.

Recently Issued Standard

In May 2011, ASC 820-10 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This standard will be effective for interim and annual periods beginning after December 15, 2011. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial statements.

3. Discontinued Operations

On November 5, 2008, the Company sold its CCS business to Foot Locker, Inc. for $103.2 million. As a result of this transaction, the results of the CCS business have been reported as discontinued operations for fiscal 2009. There were no discontinued operations for fiscal 2011 or fiscal 2010. As part of the transaction, dELiA*s, Inc. provided certain transition services to Foot Locker. Income from discontinued operations, which related to transition services provided to Foot Locker, was $16,000, net of taxes, for fiscal 2009.

The Company recorded a pre-tax gain of $49.4 million as a result of the sale of CCS. The gain reflected, in part, the allocation of $28.1 million of nondeductible goodwill to the CCS business.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Other Current Assets

Other current assets consisted of the following:

	Fiscal Year
	2011	2010
	(in thousands)
Income taxes receivable	$256	$9,965
Other current assets	3,300	2,546

	$3,556	$12,511

5. Property and Equipment, net

Property and equipment (net) consisted of the following:

	Fiscal Year
	2011	2010
	(in thousands)
Construction in progress	$1,236	$789
Computer equipment	11,730	11,066
Machinery and equipment	125	125
Office furniture and store fixtures	20,204	19,765
Leasehold improvements	55,371	52,449
Building	7,559	7,559
Land	500	500

	96,725	92,253
Less: accumulated depreciation and amortization	(54,137)	(42,265)

	$42,588	$49,988

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $11.4 million, $10.7 million, and $10.1 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively. In fiscal 2010, approximately $2.5 million of fully depreciated assets no longer in use were written off.

Based upon our impairment analysis of long-lived assets during fiscal 2011 and 2009, we recognized impairment charges of approximately $495,000 and $454,000, respectively, related to under-performing stores. There were no long-lived asset impairment charges recognized for fiscal 2010.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

		January 28, 2012			January 29, 2011
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)			(In thousands)
Amortizable intangible assets:
Mailing lists	6	$78	$78	$—	$78	$78	$—
Noncompetition agreements	5	390	390	—	390	390	—
Websites	3	689	689	—	689	689	—
Leasehold interests	6	190	190	—	190	190	—

		$1,347	$1,347	$—	$1,347	$1,347	$—
Non-amortizable intangible assets:
Trademarks		2,419	—	2,419	2,419	—	2,419

		$3,766	$1,347	$2,419	$3,766	$1,347	$2,419

Goodwill		$4,462	$—	$4,462	$4,462	$—	$4,462

During the third quarter of fiscal 2010, management determined that an interim goodwill impairment test was appropriate based on the performance of the direct marketing segment not meeting expectations, the current business climate, as well as other factors. Thus, the Company performed an interim goodwill impairment test using discounted cash flow projections and concluded that the carrying value of our direct marketing goodwill exceeded the implied fair value based on the estimated fair value of the direct marketing reporting unit. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $7.6 million in the third quarter of fiscal 2010. As of January 29, 2011, the Company concluded that the remaining amount of goodwill and indefinite-lived assets were not impaired. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any further decline in the estimated fair value could result in additional impairments. Results from the Company’s annual goodwill impairment test performed as of January 28, 2012 concluded that its remaining goodwill and indefinite-lived intangible assets were not impaired.

Amortization expense for fiscal 2011, fiscal 2010, and fiscal 2009 was $-0-, $-0-, and $21,000, respectively. As of January 30, 2010, the Company’s amortizable intangible assets were fully amortized.

Refer to Note 2, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets and Impairment of Long Lived Intangible Assets”, for further details regarding our procedure for evaluating goodwill and other intangible assets for impairment.

7. Credit Facility

On June 26, 2009, the Company entered into a letter of credit agreement (“Letter of Credit Agreement”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”). The Letter of Credit Agreement, which had a maturity date of June 26, 2011, provided for the issuance of letters of credit to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes. Aggregate letters of credit issued and to be issued under the Letter of Credit Agreement at any one time outstanding could not exceed the lesser of $15 million or an amount equal to a certain percentage of cash collateral held by Wells Fargo to secure repayment of the Company’s and the Subsidiaries’ respective obligations

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to Wells Fargo under the Letter of Credit Agreement and related letter of credit documents. The Company had secured these obligations by the pledge to Wells Fargo of cash collateral in the amount of $15.8 million. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, had been pledged as collateral for these obligations.

On January 28, 2010, the Company entered into a First Amendment to Letter of Credit Agreement (the “First Amendment”) with Wells Fargo. Pursuant to the First Amendment, the Letter of Credit Agreement was amended at the Company’s request to, among other things, reduce the maximum aggregate face amount of letters of credit that may be issued under the Letter of Credit Agreement, to the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. In addition, cash collateral was only required in an amount equal to 105% of the face amount of outstanding letters of credit issued under the Letter of Credit Agreement, as amended. At January 29, 2011, the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement, as amended, was approximately $8.3 million. The cash collateral, which was shown as restricted cash on the accompanying condensed consolidated balance sheet, was included in current assets as of January 29, 2011 since the restriction related to the Letter of Credit Agreement was to expire within one year.

The Letter of Credit Agreement called for the payment by the Company of an unused line fee of 0.75% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 2.00% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses generally charged by the letter of credit issuer. The Letter of Credit Agreement did not contain any financial covenants with which the Company or any of its subsidiaries or affiliates had to comply during the term of the Letter of Credit Agreement. The Letter of Credit Agreement was terminated on May 26, 2011.

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

As of January 28, 2012, there were approximately $11.8 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $5.7 million.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year
	2011	2010
	(in thousands)
Accrued sales tax	$1,426	$1,349
Accrued payroll, bonus, taxes and withholdings	1,504	1,425
Accrued construction in progress	424	296
Accrued professional services	478	533
Credits due to customers	7,866	10,617
Allowance for sales returns	962	1,004
Other accrued expenses	4,086	6,564

	$16,747	$21,788

9. Long-Term Liabilities

Deferred Credits

Deferred credits consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at January 28, 2012 and January 29, 2011 was $6.0 million and $5.7 million, respectively, of deferred rent liability, and $4.6 million and $5.1 million, respectively, of tenant allowances.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recorded stock-based compensation expense of $734,000, $827,000, and $904,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively, related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in our consolidated statements of operations.

The per share weighted average fair value of stock options granted during fiscal 2011, fiscal 2010, and fiscal 2009 were $0.93, $1.14, and $1.19, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Fiscal Years Ended
	2011	2010	2009
Risk-free interest rates	2.05%	2.58%	2.90%
Expected lives	6.25 years	6.25 years	6.4 years
Expected volatility	60%	62%	65%
Expected dividend yields	—	—	—

The following table summarizes transactions in dELiA*s, Inc. stock options during fiscal 2011:

	2011
	Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Life (years)
Options outstanding as of January 29, 2011	5,656,568	$6.80
Options granted	674,000	1.60
Options exercised	—	—
Options cancelled or expired	(3,234,280)	7.73

Outstanding as of January 28, 2012	3,096,288	$4.71	5.56

Exercisable as of January 28, 2012	2,146,976	$6.02	4.23

The intrinsic value of stock options exercised during fiscal 2011, fiscal 2010, and fiscal 2009 was approximately $-0-, $2,000, and $1,400, respectively. There were no aggregate intrinsic values of stock options outstanding and stock options exercisable at January 28, 2012.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value per share and the same aggregate difference between market value and exercise price as the Alloy, Inc. stock options so converted. No new measurement date occurred upon conversion.

A summary of the status of the Company’s non-vested shares as of January 29, 2011, and changes during the twelve month period ended January 28, 2012 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Shares at January 29, 2011	959,125	$1.24
Granted	674,000	0.93
Vested	(469,876)	1.01
Cancelled	(213,937)	1.07

Non-vested Shares at January 28, 2012	949,312	$1.03

As of January 28, 2012, there was approximately $471,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.5 years.

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

Preferred Stock

We are authorized to issue, without stockholder approval, up to 25,000,000 shares of preferred stock, $0.01 par value per share, having rights senior to those of our common stock. In addition, we have 1,000,000 shares of series A junior participating preferred stock authorized, none of which are outstanding as of January 28, 2012.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants and Convertible Debentures

Prior to the Spinoff, Alloy, Inc. had warrants outstanding for the purchase of 1,326,309 shares in the aggregate of Alloy, Inc. common stock that were issued to certain purchasers of (i) Alloy, Inc. common stock in a private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such Warrants otherwise were exercisable and one-half that number of shares, or 663,155 shares of our common stock, none of which have been issued. We had agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants were unaffected by the Spinoff. The Warrants expired on January 25, 2012.

At the time of the Spinoff, Alloy, Inc. had outstanding $69.3 million of 5.375% convertible senior debentures due 2023 (the “Debentures”). The outstanding Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock. As a result of the Spinoff, the Debentures were convertible into 8,274,628 shares of Alloy, Inc. common stock (before consideration of a subsequent reverse stock split by Alloy, Inc.) and 4,137,314 shares of our common stock if and when the conditions to conversion are satisfied. We had agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Debentures as and when required in connection with any conversion of the Debentures. As of January 29, 2011, 4,136,441 shares of dELiA*s, Inc. common stock have been issued in connection with conversions of the Debentures, leaving 873 debentures outstanding to be converted. During the fourth quarter of fiscal 2010, Alloy, Inc. was acquired by an investor group led by Zelnick Media and is no longer a public company. As a result of such transaction, the above 873 debentures were no longer outstanding as of January 29, 2011.

Restricted Stock

In fiscal 2011, fiscal 2010, and fiscal 2009 the Company issued 294,114, 114,940, and 106,952 shares of restricted stock, respectively, which are subject to vesting requirements, to outside board members valued at approximately $300,000 for fiscal 2011 and $200,000 for fiscal 2010 and fiscal 2009, at the date of grant. These shares are charged to stock-based compensation expense ratably over the vesting periods, which is three years.

12. Income Taxes

The components of the benefit for income taxes consist of the following for fiscal:

	2011	2010	2009
	(in thousands)
Current:
State	$178	$228	$(437)
Federal	(1,027)	(9,503)	(6,406)

Total current	(849)	(9,275)	(6,843)

Deferred:
Federal	—	1,138	1,181

Total deferred	—	1,138	1,181

Net income tax benefit	$(849)	$(8,137)	$(5,662)

Included in the fiscal year 2009 income from discontinued operations was federal and state tax provisions of $9,000. There was no income from discontinued operations for fiscal 2011 or fiscal 2010.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	2011	2010	2009
Computed expected tax benefit	(35%)	(35%)	(35%)
State taxes, net of federal benefit	0%	1%	(2%)
Goodwill impairment	0%	9%	0%
All other—individually less than 5%	(3%)	2%	3%
Change in valuation allowance	34%	(4%)	(1%)

Total benefit	(4%)	(27%)	(35%)

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	January 28, 2012	January 29, 2011
	(in thousands)
Deferred tax assets:
Accruals and reserves	$5,134	$5,520
Plant and equipment	1,020	2,007
Net operating loss carry forwards	24,810	14,522

Gross deferred tax assets	30,964	22,049
Valuation allowance	(29,764)	(21,028)

Total deferred tax assets	1,200	1,021

Deferred tax liabilities:
Identifiable intangible assets	(1,041)	(1,041)
Other	(1,124)	(945)

Total deferred tax liabilities	(2,165)	(1,986)

Net deferred tax assets (liabilities)	$(965)	$(965)

Prior to the completion of the Spinoff, we were included in Alloy, Inc.’s consolidated federal and certain state income tax groups for income tax purposes. For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $130 million at January 28, 2012, expiring through January 31, 2032. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes and may experience such future changes. As a result, $106 million of our federal NOL carry forwards are limited to $22 million due to this change in ownership event. In addition, the annual limitations may result in the expiration of net operating losses before utilization. For state tax purposes, we have unused NOL carry forwards of approximately $106 million at January 28, 2012 which have expiration dates that vary by jurisdiction.

In fiscal 2010, we recorded an adjustment of $965,000 to properly present our deferred tax liability as related to an indefinite-lived intangible asset acquired at the time of the Spinoff, with a corresponding decrease to additional paid-in capital. This adjustment had no material impact on prior years’ consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the above criteria, the Company does not believe that it is more-likely-than-not that the remaining net deferred tax assets will be realized. For fiscal 2011, the valuation allowance increased by $8.7 million related to increased federal and state tax NOL carry forwards. For fiscal 2010, the valuation allowance increased by $1.0 million related to the adjustment for the deferred tax liability noted above, and $0.7 million related to increased state tax NOL carry forwards.

At January 28, 2012, the Company had a liability for unrecognized tax benefits of $427,000, all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $427,000 is an accrual of $130,000 for the payment of related interest and penalties. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company recognizes interest related to unrecognized tax benefits in interest expense and any related penalties in income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company recorded an additional $5,000 in interest and $5,000 in penalties for the fiscal year ended January 28, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(in thousands)
Unrecognized Tax Benefit – Beginning of year	$302	$288	$267
Gross increases – tax positions in prior period	32	59	29
Gross decreases – tax positions in prior period	(13)	(35)	(5)
Gross increases – tax positions in current period	7	11	10
Settlements during the period	(12)	(21)	(13)
Lapse of Statute of Limitations	(19)	—	—

Unrecognized Tax Benefit – End of Year	$297	$302	$288

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2008, 2009 and 2010. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

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

On November 16, 2010, the Company entered into an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) with Alloy, Inc. The A/R Media Services Agreement replaced the Original Agreement, which expired by its terms on December 19, 2010, and became effective on December 20,

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010, upon expiration of the Original Agreement. The A/R Media Services Agreement provides, among other things, that Alloy, Inc. will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, direct segment upsell arrangements, catalog advertisements and insertions, sampling and in-store promotions, and database collection and marketing. The A/R Media Services Agreement expires on December 20, 2015. Effective May 6, 2011, the Company and Alloy, Inc. amended the A/R Media Services Agreement to remove the sampling and in-store promotion services therefrom.

We recorded revenues of approximately $628,000, $356,000, and $399,000 for fiscal 2011, fiscal 2010, and fiscal 2009, respectively, in our consolidated financial statements in accordance with the terms of the media services agreements noted above.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, and an On Campus Marketing call center agreement. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. The Media Placement Services Agreement expired on February 1, 2012.

We recorded expenses of approximately $697,000, $213,000, and $219,000 for fiscal 2011, fiscal 2010, and fiscal 2009, respectively, in our consolidated financial statements in accordance with the terms of these agreements noted above.

14. Commitments and Contingencies

Leases

We lease dELiA*s retail stores, a call center, office space, storage space and certain computer equipment under noncancelable operating leases with various expiration dates through February 2023. As of January 28, 2012, future net minimum lease payments are as follows:

Fiscal Year:	Operating Leases
(in thousands)
2012	$17,883
2013	16,602
2014	16,726
2015	16,195
2016	13,553
Thereafter	22,450

Total minimum lease payments	103,409

Sublease rental	1,018

Net rentals	$102,391

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

Total rental expense during fiscal 2011, 2010 and 2009 was $22.0 million, $21.6 million, and $20.3 million, respectively. There were no contingent excess rent payments made during these periods.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales Tax

At present, with respect to Alloy, sales or other similar taxes are collected in respect of direct shipments of goods to consumers located primarily in states where Alloy has a physical presence or personal property. With respect to the dELiA*s catalogs, sales or other similar taxes are collected primarily in states where we have dELiA*s retail stores, another physical presence or other personal property. However, various other states may seek to impose sales tax obligations on such shipments in the future. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the internet. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on our results of operations.

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

In addition, there are other executives of the Company with severance agreed to in offer letters depending on various circumstances.

Benefit Plan

All employees who meet eligibility requirements may participate in the dELiA*s Inc. 401(k) Profit Sharing Plan (the “Plan”). Under the Plan, employees can defer 1% to 75% of compensation as defined. The Company originally matched $0.50 per employee contribution dollar on the first 5% of the employee contribution. The Company temporarily suspended its matching contribution to the Plan in early fiscal 2009. The matching

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribution was subsequently reinstated starting in April 2010, however, the match was reduced to $0.25 from $0.50 per employee contribution dollar on the first 5% of employee contribution. Until December 31, 2011, the employee contributions were 100% vested while any Company matching contribution vested at 20% per year of employee service. Effective January 1, 2012, the matching contribution was increased from $0.25 to $0.50 per employee contribution, employee contributions continue to be 100% vested, and all past and future matching contributions are immediately vested. The Company’s matching contributions were $143,000, $120,000, and $11,000 for fiscal years 2011, 2010 and 2009, respectively.

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

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
January 28, 2012	$57,177	$58,159	$115,336
January 29, 2011	69,943	69,760	139,703

Capital Expenditures (accrual basis)
January 28, 2012	$911	$3,630	$4,541
January 29, 2011	301	5,014	5,315
January 30, 2010	304	12,399	12,703

Depreciation and Amortization
January 28, 2012	$1,110	$10,336	$11,446
January 29, 2011	1,296	9,373	10,669
January 30, 2010	1,449	8,644	10,093

Goodwill
January 28, 2012	$4,462	$—	$4,462
January 29, 2011	4,462	—	4,462

	Fiscal
	2011	2010	2009
	(in thousands)
Net revenues:
Retail store	$123,223	$122,444	$118,484
Direct marketing	93,929	98,253	105,382

Total net revenues	$217,152	$220,697	$223,866

Operating loss:
Retail store	$(20,767)	$(19,512)	$(14,970)
Direct marketing	(2,175)	(9,915)	(897)

Loss from continuing operations before interest expense and income taxes	(22,942)	(29,427)	(15,867)
Interest expense, net	577	353	235

Loss from continuing operations before income taxes	$(23,519)	$(29,780)	$(16,102)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	Fiscal 2011				Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$49,146	$44,347	$58,067	$65,592	$49,961	$43,213	$60,610	$66,913
Gross profit	16,483	11,966	18,731	21,156	15,649	12,387	20,772	24,647
Total operating expenses(1)	21,862	21,392	22,959	25,065	23,447	21,451	31,998	25,986
Loss before income taxes	(5,466)	(9,562)	(4,399)	(4,092)	(7,885)	(9,146)	(11,317)	(1,432)
Net (loss) income	$(4,469)	$(9,612)	$(4,425)	$(4,164)	$(5,825)	$(6,848)	$(9,662)	$692

Basic (loss) income per share(2)	$(0.14)	$(0.31)	$(0.14)	$(0.13)	$(0.19)	$(0.22)	$(0.31)	$0.02

Diluted (loss) income per share(2)	$(0.14)	$(0.31)	$(0.14)	$(0.13)	$(0.19)	$(0.22)	$(0.31)	$0.02

(1)	Included in the third quarter of fiscal 2010 is a goodwill impairment charge of $7.6 million. See Note 6 for further discussion.
(2)	(Loss) income per share calculations for each quarter include the appropriate weighted average effect for the quarter; therefore, the sum of quarterly (loss) income per share amounts may not equal year-to-date (loss) income per share amounts, which reflect the weighted average effect on a year-to-date basis.

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns and allowances:
January 28, 2012	$1,004	$18,653	$18,695	$962
January 29, 2011	1,100	18,388	18,484	1,004
January 30, 2010	1,288	19,088	19,276	1,100

Reserve for inventory:
January 28, 2012	$1,417	$3,300	$3,905	$812
January 29, 2011	1,504	2,430	2,517	1,417
January 30, 2010	2,110	2,212	2,818	1,504

Valuation allowance for deferred tax assets:
January 28, 2012	$21,028	$8,736	$—	$29,764
January 29, 2011	19,355	1,673	—	21,028
January 30, 2010	18,394	961	—	19,355

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date: April 12, 2012	By:	/s/ WALTER KILLOUGH
Walter Killough Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER KILLOUGH Walter Killough	Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2012

/s/ DAVID J. DICK David J. Dick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 12, 2012

/s/ CARTER S. EVANS Carter S. Evans	Chairman and Director	April 12, 2012

/s/ PAUL J. RAFFIN Paul J. Raffin	Director	April 12, 2012

/s/ GENE WASHINGTON Gene Washington	Director	April 12, 2012

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 12, 2012

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	April 12, 2012

/s/ MARIO CIAMPI Mario Ciampi	Director	April 12, 2012

INDEX TO EXHIBITS

3.1	Form of Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.23 hereto) (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.1	dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference from dELiA*S, Inc. Definitive Proxy Statement on Schedule 14A filed on June 1, 2007).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.4	Employment Agreement dated as of December 2, 2008 by and between dELiA*s Inc. and Walter Killough (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on December 5, 2008).

10.4.1	First Amendment dated June 17, 2010 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 21, 2010).

10.5	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.6	Registration Rights Agreement dated December 9, 2005, between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7	Standby Purchase Agreement, dated as of September 7, 2005, by and between dELiA*s, Inc., Alloy, Inc., and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.7.1	Letter Agreement dated December 6, 2005, by and between dELiA*s, Inc., Alloy, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.8	Form of Registration Rights Agreement by and between dELiA*s, Inc. and MLF Investments, LLC (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.9	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

1

10.10	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.11	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.12	401(k) Agreement (incorporated by reference from dELiA*s, Inc. Annual Report on Form 10-K filed on April 28, 2006).

10.13	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed on February 26, 2003).

10.14	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed on February 26, 2003).

10.15	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.16	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Robert E. Bernard (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.17	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.18	Form of Database Transfer Agreement, dated as of December 19, 2005, between 360 Youth, LLC, and each of dELiA*s Corp., dELiA*s Operating Company, dELiA*s Retail Company, OG Restructuring, Inc., GFLA, Inc., Skate Direct, LLC and Alloy, Inc. Merchandising, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.19	Media Services Agreement, dated as of February 15, 2006, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s Current Report on Form 8-K filed on February 21, 2006).

10.19.1	Amendment dated as of September 29, 2008 to the Media Services Agreement dated as of February 15, 2006 (incorporated by reference to the dELiA*s, Inc. Current Report on Form 8K filed on September 29, 2008).

10.20	Amended and Restated Media Services Agreement dated as of November 8, 2010, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 22, 2010).

10.20.1	Letter Agreement dated May 6, 2011 between dELiA*s, Inc. and Alloy, Inc. amending the Amended and Restated Media Services Agreement (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 10, 2011).

10.21	Lease Agreement, dated as of August 14, 2006, between Matana LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on August 18, 2006).

10.22	Offer Letter dated as of July 10, 2007 between dELiA*s, Inc. and Marc G. Schuback (incorporated by reference from the dELiA*s, Inc. Quarterly Report on Form 10Q filed on December 10, 2007).

2

10.23	Employment Agreement dated as of January 28, 2008 between dELiA*s, Inc. and Michele Donnan Martin (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on January 28, 2008).

10.23.1	Waiver Letter of Michele Donnan Martin dated May 4, 2010 (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 5, 2010).

10.23.2	Agreement and General Release dated as of May 23, 2011, by and between dELiA*s, Inc. and Michele Donnan Martin (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 26, 2011).

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

10.26

Intellectual Property Purchase Agreement dated as of September 29, 2008 by and among Alloy, Inc.,

Skate Direct, LLC and dELiA*s, Inc. (solely for purposes of Section 6.1©, 6.2 and 10.13) (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8K filed on September 29, 2008).

10.27	Media Placement Services Agreement made as of September 29, 2008 by and between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference to the dELiA*s, Inc. Current Report on Form 8K filed on September 29, 2008).

10.28	Letter of Credit Agreement dated as of June 26, 2009 among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on June 29, 2009).

10.28.1	First Amendment dated as of January 28, 2010 to Letter of Credit Agreement among dELiA*s, Inc. certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on February 1, 2010).

10.29	Trademark Coexistence Agreement dated as of December 29, 2005 between dELiA*s, Inc. and Alloy, Inc.

10.30	Agreement dated as of March 25, 2011 by and among dELiA*s, Inc; Michael Zimmerman; Mario Ciampi; Prendel, LLC; and Prentice Capital Management LP (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on March 29, 2011).

10.31	Credit Agreement dated May 26, 2011 among dELiA*s, Inc., in its capacities as a Borrower and as the Borrower Representative, each of the other persons identified on Schedule A thereto, the other persons party thereto that are designated as Credit Parties, General Electric Capital Corporation, in its capacity as Agent for the several financial institutions from time to time party thereto (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 2, 2011).

10.32	Employment Agreement dated as of June 16, 2011 between dELiA*s, Inc. and Dyan Jozwick (incorporated by reference from the dELiA*s, Inc. Quarterly Report on Form 10-Q filed on September 8, 2011).

18.1	Letter from BDO USA, LLP regarding change in accounting principle (incorporated by reference from the dELiA*s Inc. Annual Report on Form 10-K filed on April 28, 2006).

21	Subsidiaries of dELiA*s, Inc. as of January 28, 2012*

23.1*	Consent of BDO USA, LLP.

3

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

99.1	Specimen Stock Certificate for the Common Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 2 to the Registration Statement on Form S-1/A filed on November 16, 2005 (Registration No. 333-128153)).

101.INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	Furnished with this report.

4