Form 10-Q
period 2012-04-28
dELiAs, Inc.
filed 2012-06-07
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

As of June 4, 2012 the registrant had 31,726,645 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	April 28, 2012	January 28, 2012	April 30, 2011
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,634	$28,426	$11,503
Inventories, net	30,445	30,937	32,667
Prepaid catalog costs	1,704	2,111	1,666
Restricted cash	—	—	10,244
Other current assets	3,909	3,556	17,893

TOTAL CURRENT ASSETS	52,692	65,030	73,973
PROPERTY AND EQUIPMENT, NET	41,471	42,588	48,643
GOODWILL	4,462	4,462	4,462
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
OTHER ASSETS	822	837	242

TOTAL ASSETS	$101,866	$115,336	$129,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,124	$24,199	$18,534
Accrued expenses and other current liabilities	13,177	16,747	18,173
Income taxes payable	788	736	780

TOTAL CURRENT LIABILITIES	32,089	41,682	37,487

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	11,155	11,545	12,516

TOTAL LIABILITIES	43,244	53,227	50,003

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,726,645, 31,726,645 and 31,432,531 shares issued and outstanding, respectively	32	32	31
Additional paid-in capital	99,431	99,244	98,671
Accumulated deficit	(40,841)	(37,167)	(18,966)

TOTAL STOCKHOLDERS’ EQUITY	58,622	62,109	79,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,866	$115,336	$129,739

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
NET REVENUES	$52,451	$49,146
Cost of goods sold	35,015	32,663

GROSS PROFIT	17,436	16,483

Selling, general and administrative expenses	21,546	21,900
Other operating income	(632)	(38)

TOTAL OPERATING EXPENSES	20,914	21,862

OPERATING LOSS	(3,478)	(5,379)
Interest expense, net	153	87

LOSS BEFORE INCOME TAXES	(3,631)	(5,466)
Provision (benefit) for income taxes	43	(997)

NET LOSS	$(3,674)	$(4,469)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$(0.12)	$(0.14)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,320,254	31,209,737

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,674)	$(4,469)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,336	2,787
Stock-based compensation	187	161
Changes in operating assets and liabilities:
Inventories	492	(642)
Prepaid catalog costs and other assets	69	(5,334)
Restricted cash	—	(1,976)
Income taxes payable	52	38
Accounts payable, accrued expenses and other liabilities	(9,851)	(6,187)

Total adjustments	(6,715)	(11,153)

NET CASH USED IN OPERATING ACTIVITIES	(10,389)	(15,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,403)	(949)

NET CASH USED IN INVESTING ACTIVITIES	(1,403)	(949)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,792)	(16,571)

CASH AND CASH EQUIVALENTS, beginning of period	28,426	28,074

CASH AND CASH EQUIVALENTS, end of period	$16,634	$11,503

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$127	$48

Cash paid during the period for taxes	$68	$37

Capital expenditures incurred not yet paid	$744	$893

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

1. Basis of Presentation

We are a multi-channel retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of direct mail catalogs, e-commerce websites and, for dELiA*s, mall-based retail stores. Through our e-commerce web pages and catalogs, we sell many name brand products, along with our own proprietary brand products, directly to consumers, including apparel, accessories and footwear. Our mall-based retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at April 28, 2012 and April 30, 2011 and for the thirteen week periods ended April 28, 2012 and April 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 28, 2012 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

The Company’s fiscal year ends on the Saturday closest to January 31st. References to “fiscal 2011” represent the 52-week period ended January 28, 2012 and references to “fiscal 2012” represent the 53-week period ending February 2, 2013.

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

There were no impairment charges in the thirteen week periods ended April 28, 2012 and April 30, 2011.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of April 28, 2012, January 28, 2012 and April 30, 2011 were approximately $1.5 million, $1.6 million and $1.7 million, respectively.

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

6. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and restricted stock. The dilutive impact of stock options and restricted stock is determined by applying the “treasury stock” method.

The total weighted average number of potential shares of common stock with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen week periods ended April 28, 2012 and April 30, 2011:

	For Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Options, warrants and restricted shares	4,062,519	6,581,923

7. Other Current Assets

Other current assets consisted of the following (in thousands):

	April 28, 2012	January 28, 2012	April 30, 2011
Income taxes receivable	$243	$256	$10,983
Other current assets	3,666	3,300	6,910

	$3,909	$3,556	$17,893

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	April 28, 2012	January 28, 2012	April 30, 2011
Construction in progress	$1,629	$1,236	$1,368
Computer equipment	11,787	11,730	11,277
Machinery and equipment	125	125	125
Office furniture	20,264	20,204	19,637
Leasehold improvements	56,080	55,371	53,161
Building	7,559	7,559	7,559
Land	500	500	500

	97,944	96,725	93,627
Less: accumulated depreciation and amortization	(56,473)	(54,137)	(44,984)

	$41,471	$42,588	$48,643

Depreciation and amortization expense related to property and equipment was approximately $2.3 million and $2.8 million for the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively.

9. Credit Facility

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with GE Capital in its capacity as a lender, the “Lenders”), which replaced the Company’s previous letter of credit agreement, as amended, with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) (the “Wells Fargo Agreement”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $25,000,000, including a $15,000,000 sublimit for the issuance of letters of credit and a swingline loan facility of $5,000,000. Under the Credit Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25,000,000. The Credit Agreement has a term of five years and matures on May 26, 2016. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

As of April 28, 2012, there were approximately $11.6 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $6.0 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Wells Fargo Agreement, which was terminated on May 26, 2011, provided for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. The cash collateral was required in an amount equal to 105% of the face amount of outstanding letters of credit issued. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations. At April 30, 2011, the cash collateral required to secure the Company’s obligations under the Wells Fargo Agreement was approximately $10.2 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, was included in current assets as of April 30, 2011 since the restriction related to the Wells Fargo Agreement was to expire within one year.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 28, 2012	January 28, 2012	April 30, 2011
Accrued sales tax	$540	$1,426	$525
Accrued payroll, bonus, taxes and withholdings	677	1,504	606
Accrued professional services	585	478	335
Credits due to customers	6,939	7,866	10,031
Allowance for sales returns	1,002	962	983
Accrued capital expenditures	315	424	703
Other accrued expenses	3,119	4,087	4,990

	$13,177	$16,747	$18,173

11. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and call center facility under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at April 28, 2012, January 28, 2012 and April 30, 2011 was approximately $5.9 million, $6.0 million, and $5.8 million, respectively, of deferred rent liability, and approximately $4.3 million, $4.6 million, and $5.8 million, respectively, of tenant allowances.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Included in selling, general and administrative expenses in the financial statements was stock-based compensation expense of approximately $187,000 and $161,000 for the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the thirteen weeks ended April 28, 2012 was $0.82. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirteen Weeks Ended April 28, 2012
Dividend yield	—
Risk-free interest rate	1.5%
Expected life (in years)	6.25
Historical volatility	60%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 28, 2012	3,096,288	$4.71
Options granted	477,750	1.44
Options exercised	—	—
Options cancelled	(133,253)	7.40

Options outstanding at April 28, 2012	3,440,785	$4.15

Options exercisable at April 28, 2012	2,203,723	$5.57

As of April 28, 2012, there was approximately $669,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Warrants

Prior to the Spinoff, Alloy, Inc. had warrants outstanding for the purchase of 1,326,309 shares in the aggregate of Alloy, Inc. common stock that were issued to certain purchasers of (i) Alloy, Inc. common stock in a private placement transaction completed on January 25, 2002, and (ii) Alloy, Inc.’s Series A Convertible Preferred Stock (collectively the “Warrants”). Upon consummation of the Spinoff, the Warrants became exercisable into both the number of shares of Alloy, Inc. common stock into which such Warrants otherwise were exercisable and one-half that number of shares, or 663,155 shares, of our common stock, none of which had been issued. We had agreed with Alloy, Inc. that we would issue shares of our common stock, without compensation, on behalf of Alloy, Inc. to holders of the Warrants as and when required in connection with any exercise of the Warrants. All other outstanding Alloy, Inc. warrants were unaffected by the Spinoff. The warrants expired on January 25, 2012.

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen weeks ended April 28, 2012 or April 30, 2011.

14. Interest Expense, Net

Interest expense and income are presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest expense for the thirteen weeks ended April 28, 2012 relates to costs associated with our Credit Agreement. Interest expense for the thirteen weeks ended April 30, 2011 related to costs associated with our former Letter of Credit Agreement. Interest expense for the thirteen week periods ended April 28, 2012 and April 30, 2011 was $153,000 and $89,000, respectively. Interest income for the thirteen week periods ended April 28, 2012 and April 30, 2011 was $ -0- and $2,000, respectively.

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

We recorded revenues of approximately $135,000 for each of the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively, in our consolidated financial statements in accordance with the terms of the media services agreements noted above.

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

We recorded expenses of approximately $120,000 and $179,000 for the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively, in our consolidated financial statements in accordance with the terms of these agreements noted above.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

16. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen weeks ended April 28, 2012 and April 30, 2011 was an expense of 1.2% and a benefit of 18.2%, respectively. Although the Company expects to generate a net operating loss (“NOL”) for fiscal 2012, the Company did not generate taxable income during the two-year carry-back period, and therefore cannot recognize a federal tax benefit related to the NOL. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. In the first quarter of fiscal 2012, the Company recognized tax expense related to certain state taxes. In the thirteen weeks ended April 30, 2011, the Company recognized a benefit for adjustments related to the filing of the Company’s 2010 federal income tax return.

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

At April 28, 2012, the Company had a liability for unrecognized tax benefits of approximately $434,000 all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $434,000 is an accrual of approximately $136,500 for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen weeks ended April 28, 2012. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

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

The Company’s executive management assesses the performance of each operating segment based on operating income (loss), which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of catalog development, production and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, facilities, accounting, information technology, legal and human resources).

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

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
April 28, 2012	$43,983	$57,883	$101,866
January 28, 2012	57,177	58,159	115,336
April 30, 2011	53,959	75,780	129,739
Capital Expenditures (accrual basis)
April 28, 2012—13 weeks ended	$526	$693	$1,219
April 30, 2011—13 weeks ended	22	1,420	1,442
Depreciation and Amortization
April 28, 2012—13 weeks ended	$234	$2,102	$2,336
April 30, 2011—13 weeks ended	302	2,485	2,787
Goodwill
April 28, 2012	$4,462	$—	$4,462
January 28, 2012	4,462	—	4,462
April 30, 2011	4,462	—	4,462

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Net revenues:
Retail store	$28,862	$27,014
Direct marketing	23,589	22,132

Total net revenue	$52,451	$49,146

Operating loss:
Retail store	$(2,804)	$(4,353)
Direct marketing	(674)	(1,026)

Operating loss	$(3,478)	$(5,379)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel retailer of apparel, accessories and footwear, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our catalogs, our e-commerce webpages, and our mall-based dELiA*s retail stores are designed to appeal directly to consumers. We reach our customers through our direct marketing segment, which consists of our catalog and e-commerce businesses, and our dELiA*s retail stores.

Our strategy is to increase productivity in our dELiA*s retail stores and improve upon our strong competitive position as a direct marketing company while controlling costs. In addition, our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business while continuing extended offerings online and in our catalogs.

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

•

driving low-to mid-single digit top-line growth in our direct marketing segment, through targeted circulation in productive mailing segments, and implementation of web, mobile and social media based initiatives;

•	improving gross profit margins each year by 50 basis points;

•	developing retail merchandising assortments that emphasize key categories more effectively;

•	improving our retail store metrics through increased focus on the selling culture, with emphasis on increased customer conversion, thereby improving productivity;

•

implementing profit-improving inventory planning and allocation strategies such as seasonal carry-in reduction, better store-planning, targeted replenishment by size, tactical fashion investment, and creating inventory turn improvement;

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

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for fifteen full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within that period. If a store is closed during a fiscal period, it is removed from the computation of comparable store sales for that fiscal period.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31st. The fiscal year ended January 28, 2012 was a 52-week fiscal year, and fiscal year ending February 2, 2013 will be a 53-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%
Cost of goods sold	66.8%	66.5%

Gross profit	33.2%	33.5%

Operating expenses:
Selling, general and administrative expenses	41.1%	44.6%
Other operating income	(1.2%)	(0.1%)

Total operating expenses	39.9%	44.5%

Operating loss	(6.6%)	(10.9%)
Interest expense, net	0.3%	0.2%

Loss before income taxes	(6.9%)	(11.1%)
Provision (benefit) for income taxes	0.1%	(2.0%)

Net loss	(7.0%)	(9.1%)

Thirteen Weeks Ended April 28, 2012 Compared to Thirteen Weeks Ended April 30, 2011

Revenues

Total Revenues. Total revenues increased 6.7% to $52.5 million in the quarter ended April 28, 2012 from $49.1 million in the quarter ended April 30, 2011.

Direct Marketing Revenues. Direct marketing revenues increased 6.6% to $23.6 million in the quarter ended April 28, 2012 from $22.1 million in the quarter ended April 30, 2011. The revenue increase was primarily due to an increase in the number of orders compared to the prior year, partially offset by lower average order values.

Retail Store Revenues. Retail store revenues increased 6.8% to $28.9 million in the quarter ended April 28, 2012 from $27.0 million in the quarter ended April 30, 2011. The revenue increase was primarily due to a comparable store sales increase of 7.3% over the prior year period. During the quarter ended April 28, 2012, we relocated one store and closed one store, ending the period with 112 stores in operation, as compared to 115 stores in operation as of April 30, 2011.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended
	April 28, 2012		April 30, 2011
Channel net revenues (in thousands):
Retail	$28,862		$27,014
Direct	23,589		22,132

Total net revenues	$52,451		$49,146

Catalogs Mailed (in thousands)	7,542		8,741

Number of Stores:
Beginning of period	113		114
Stores opened	1	*	1
Stores closed	2	*	—

End of Period	112		115

Total Gross Sq. Ft. End of Period (in thousands)	429.6		440.0

*	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2012.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended April 28, 2012 was $17.4 million or 33.2% of revenues as compared to $16.5 million or 33.5% of revenues in the quarter ended April 30, 2011.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended April 28, 2012 was $9.7 million or 41.3% of related revenues as compared to $9.9 million or 44.6% of related revenues for the quarter ended April 30, 2011. The decrease in gross profit, as a percentage of related revenues, primarily resulted from lower merchandise margins, related to increased markdowns on clearance goods and more aggressive promotional techniques to acquire new customers, and increased shipping and handling costs.

Retail Store Gross Profit. Retail store gross profit for the quarter ended April 28, 2012 was $7.7 million or 26.7% of related revenues as compared to $6.6 million or 24.5% of related revenues for the quarter ended April 30, 2011. The increase in gross profit, as a percentage of related revenues, resulted from higher merchandise margins, driven by increased full price selling and fewer markdowns, and the leveraging of occupancy costs.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 41.1% for the quarter ended April 28, 2012 from 44.6% for the quarter ended April 30, 2011. In total dollars, SG&A decreased to $21.5 million in the quarter ended April 28, 2012 from $21.9 million in the quarter ended April 30, 2011.

Direct Marketing SG&A. Direct marketing SG&A remained flat at $10.9 million in the quarter ended April 28, 2012 and the quarter ended April 30, 2011. As a percentage of related revenues, the direct marketing SG&A decreased to 46.4% from 49.3% for the quarter ended April 30, 2011. The decrease in SG&A, as a percentage of related revenues, reflects the leveraging of selling and overhead expenses.

Retail Store SG&A. Retail SG&A decreased to $10.6 million in the quarter ended April 28, 2012 from $11.0 million in the quarter ended April 30, 2011. As a percentage of related revenues, retail SG&A decreased to 36.7% in the quarter ended April 28, 2012 from 40.7% for the quarter ended April 30, 2011. The decrease in SG&A, in dollars and as a percentage of related revenues, was driven by reduced selling and depreciation expenses.

Other Operating Income

Other operating income, which represents breakage income, was $632,000 for the first quarter of fiscal 2012 compared to $38,000 in first quarter of fiscal 2011.

Operating Loss

Total Operating Loss. Our total operating loss was $3.5 million for the quarter ended April 28, 2012 as compared to a loss of $5.4 million for the quarter ended April 30, 2011.

Direct Marketing Operating Loss. Direct marketing operating loss was $0.7 million for the quarter ended April 28, 2012 as compared to a loss of $1.0 million for the quarter ended April 30, 2011.

Retail Store Operating Loss. Operating loss from retail stores was $2.8 million for the quarter ended April 28, 2012 as compared to a loss of $4.4 million for the quarter ended April 30, 2011.

Interest expense, net

We recorded net interest expense of $153,000 in the quarter ended April 28, 2012 compared to $87,000 for the quarter ended April 30, 2011. Interest expense for the quarter ended April 28, 2012 related to costs associated with our Credit Agreement. Interest expense for the quarter ended April 30, 2011 related to our former Letter of Credit Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $43,000 for the fiscal quarter ended April 28, 2012 and an income tax benefit of $1.0 million for the fiscal quarter ended April 30, 2011. The Company does not expect to recognize any tax benefit for federal taxes for fiscal 2012, since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2012 net operating loss. The benefit for the first quarter of fiscal 2011 included adjustments related to the filing of our 2010 federal income tax return.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the third quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances as well as utilization of our former Letter of Credit Agreement and the Credit Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with GE Capital in its capacity as a lender, the “Lenders”), which replaced the Company’s previous letter of credit agreement, as amended, with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) (the “Wells Fargo Agreement”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $25,000,000, including a $15,000,000 sublimit for the issuance of letters of credit and a swingline loan facility of $5,000,000. Under the Credit Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25,000,000. The Credit Agreement has a term of five years and matures on May 26, 2016. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

As of April 28, 2012, there were approximately $11.6 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $6.0 million.

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

The Wells Fargo Agreement, which was terminated on May 26, 2011, provided for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $10,000,000 or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. The cash collateral was required in an amount equal to 105% of the face amount of outstanding letters of credit issued. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations. At April 30, 2011, the cash collateral required to secure the Company’s obligations under the Wells Fargo Agreement was approximately $10.2 million. The cash collateral, which is shown as restricted cash on the accompanying condensed consolidated balance sheet, was included in current assets as of April 30, 2011 since the restriction related to the Wells Fargo Agreement was to expire within one year.

Operating Activities

Net cash used in operating activities was $10.4 million in the thirteen weeks ended April 28, 2012, compared with $15.6 million in the thirteen weeks ended April 30, 2011. The cash used in operating activities for the thirteen week periods ended April 28, 2012 and April 30, 2011 was due primarily to funding the net operating losses and the timing of vendor payments.

Investing Activities

Cash used in investing activities was $1.4 million in the thirteen weeks ended April 28, 2012, compared with $0.9 million in the thirteen weeks ended April 30, 2011. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores and, for the first quarter of fiscal 2012, costs associated with our new websites and systems to support our e-commerce business.

Contractual Obligations

The following table presents our significant contractual obligations as of April 28, 2012 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$96,121	$16,669	$32,845	$27,530	$19,077
Purchase Obligations (2)	29,463	29,463	—	—	—
Future Severance-Related Payments (3)	2,152	2,152	—	—	—

Total	$127,736	$48,284	$32,845	$27,530	$19,077

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

We have long-term, non-cancelable operating lease commitments for retail stores, office space, contact center facilities and equipment.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, catalog costs, inventory valuation, goodwill and other indefinite-lived intangible assets and long-lived asset impairment, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Recent Accounting Pronouncements

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

Off-Balance Sheet Arrangements

We entered into letters of credit issued under the Letter of Credit Agreement and currently enter into letters of credit issued under the Credit Agreement in each instance to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes.

dELiA*s Brand, LLC, one of our subsidiaries, entered into a license agreement in 2003 with JLP Daisy, LLC that grants JLP Daisy, LLC exclusive rights (except for our rights) to use the dELiA*s trademarks to advertise, promote and market the licensed products, and to sublicense to permitted sublicensees the right to use the trademarks in connection with the manufacture, sale and distribution of the licensed products to approved wholesale customers.

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

We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC-insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As of April 28, 2012, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, April 28, 2012, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 28, 2012 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. The Company is not a party to any material pending legal proceedings.

The information set forth in Part I, Note 17 to the Notes to Condensed Consolidated Financial Statements contained on page 13 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(A)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: June 7, 2012	By	/s/ Walter Killough
Walter Killough
Chief Executive Officer

Date: June 7, 2012	By	/s/ David J. Dick
David J. Dick
Chief Financial Officer