Form 10-Q
period 2012-07-28
dELiAs, Inc.
filed 2012-09-06
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

As of September 4, 2012 the registrant had 31,684,387 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements (unaudited)

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	July 28, 2012	January 28, 2012	July 30, 2011
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,732	$28,426	$22,216
Inventories, net	37,957	30,937	39,862
Prepaid catalog costs	2,387	2,111	2,955
Other current assets	3,497	3,556	4,373

TOTAL CURRENT ASSETS	55,573	65,030	69,406
PROPERTY AND EQUIPMENT, NET	39,969	42,588	46,612
GOODWILL	4,462	4,462	4,462
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
OTHER ASSETS	820	837	855

TOTAL ASSETS	$103,243	$115,336	$123,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,668	$24,199	$21,027
Accrued expenses and other current liabilities	14,658	16,747	19,697
Income taxes payable	848	736	833

TOTAL CURRENT LIABILITIES	39,174	41,682	41,557

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	10,461	11,545	11,826

TOTAL LIABILITIES	49,635	53,227	53,383

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,684,387, 31,726,645 and 31,432,531 shares issued and outstanding respectively ,	32	32	31
Additional paid-in capital	99,630	99,244	98,918
Accumulated deficit	(46,054)	(37,167)	(28,578)

TOTAL STOCKHOLDERS’ EQUITY	53,608	62,109	70,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,243	$115,336	$123,754

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

NET REVENUES	$48,303	$44,347	$100,754	$93,493
Cost of goods sold	32,169	32,381	67,184	65,046

GROSS PROFIT	16,134	11,966	33,570	28,447

Selling, general and administrative expenses	21,522	21,426	43,068	43,324
Other operating income	(383)	(34)	(1,015)	(72)

TOTAL OPERATING EXPENSES	21,139	21,392	42,053	43,252

OPERATING LOSS	(5,005)	(9,426)	(8,483)	(14,805)
Interest expense, net	166	136	319	223

LOSS BEFORE INCOME TAXES	(5,171)	(9,562)	(8,802)	(15,028)
Provision (benefit) for income taxes	42	50	85	(947)

NET LOSS	$(5,213)	$(9,612)	$(8,887)	$(14,081)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$(0.17)	$(0.31)	$(0.28)	$(0.45)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,327,526	31,209,737	31,323,890	31,209,737

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,887)	$(14,081)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,958	5,722
Stock-based compensation	386	408
Changes in operating assets and liabilities:
Inventories	(7,020)	(7,837)
Prepaid catalog costs and other assets	(200)	6,284
Restricted cash	—	8,268
Income taxes payable	112	91
Accounts payable, accrued expenses and other liabilities	(3,361)	(2,745)

Total adjustments	(5,125)	10,191

NET CASH USED IN OPERATING ACTIVITIES	(14,012)	(3,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,682)	(1,968)

NET CASH USED IN INVESTING ACTIVITIES	(2,682)	(1,968)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,694)	(5,858)
CASH AND CASH EQUIVALENTS, beginning of period	28,426	28,074

CASH AND CASH EQUIVALENTS, end of period	$11,732	$22,216

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$297	$959

Cash paid during the period for taxes	$137	$129

Capital expenditures incurred not yet paid	$585	$778

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

1. Basis of Presentation

We are a multi-channel retail company comprised of two lifestyle brands primarily targeting teenage girls and young women. Our two brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of e-commerce websites, direct mail catalogs and, for dELiA*s, mall-based retail stores. Through our e-commerce web pages and catalogs, we sell many name brand products, along with our own proprietary brand products, directly to consumers, including apparel, accessories and footwear. Our mall-based retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at July 28, 2012 and July 30, 2011 and for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 28, 2012 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

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

2. Recent Accounting Pronouncements

Recently Issued Standard

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Fair Value of Financial Instruments

We follow the guidance in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. Our non-financial assets, which include property and equipment, goodwill and indefinite-lived intangibles, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, and obligations under capital leases approximated fair value due to the short maturity of these financial instruments.

There were no impairment charges in the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of July 28, 2012, January 28, 2012 and July 30, 2011 were approximately $1.8 million, $1.6 million and $2.3 million, respectively.

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

The total weighted average number of potential shares of common stock with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011:

	For Thirteen Weeks Ended		For Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Options, warrants and restricted shares	3,820,011	5,249,053	3,823,647	5,249,053

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	July 28, 2012	January 28, 2012	July 30, 2011
Construction in progress	1,455	1,236	1,001
Computer equipment	12,901	11,730	11,295
Machinery and equipment	125	125	125
Office furniture	20,657	20,204	19,936
Leasehold improvements	55,866	55,371	54,114
Building	7,559	7,559	7,559
Land	500	500	500

	99,063	96,725	94,530
Less: accumulated depreciation and amortization	(59,094)	(54,137)	(47,918)

	$39,969	42,588	$46,612

Depreciation and amortization expense related to property and equipment was approximately $2.6 million and $5.0 million for the thirteen and twenty-six week periods ended July 28, 2012, respectively, and $2.9 and $5.7 for the thirteen and twenty-six week periods ended July 30, 2011, respectively.

8. Credit Facility

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with GE Capital in its capacity as a lender, the “Lenders”), which replaced the Company’s previous letter of credit agreement, as amended, with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) (the “Wells Fargo Agreement”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $25 million, including a $15 million sublimit for the issuance of letters of credit and a swingline loan facility of $5 million. Under the Credit Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25 million. The Credit Agreement has a term of five years and matures on May 26, 2016. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

As of July 28, 2012, there were approximately $12.5 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $12.1 million.

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

The Wells Fargo Agreement, which was terminated on May 26, 2011, provided for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $10 million or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. The cash collateral was required in an amount equal to 105% of the face amount of outstanding letters of credit issued. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 28, 2012	January 28, 2012	July 30, 2011

Credits due to customers	$6,596	$7,866	$9,819
Accrued payroll, bonus, taxes and withholdings	1,517	1,504	1,771
Allowance for sales returns	924	962	775
Short-term tenant allowances	885	877	1,105
Accrued catalog costs	798	323	724
Accrued sales tax	597	1,426	474
Other accrued expenses	3,341	3,789	5,029

	$14,658	$16,747	$19,697

10. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and our former customer contact center facility under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at July 28, 2012, January 28, 2012 and July 30, 2011 was approximately $5.6 million, $6.0 million, and $5.8 million, respectively, of deferred rent liability, and approximately $3.9 million, $4.6 million, and $5.1 million, respectively, of tenant allowances.

11. Share-Based Compensation

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

Included in selling, general and administrative expenses in the financial statements was stock-based compensation expense of approximately $0.2 million and $0.4 million for the thirteen and twenty-six week periods ended both July 28, 2012 and July 30, 2011, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the twenty-six weeks ended July 28, 2012 was $0.82. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Twenty-Six Weeks Ended July 28, 2012
Dividend yield	—
Risk-free interest rate	1.3%
Expected life (in years)	6.25
Historical volatility	60%

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Option	Weighted Average Exercise Price
Options outstanding at January 28, 2012	3,096,288	$4.71
Options granted	505,250	1.44
Options exercised	—	—
Options cancelled	(353,731)	8.36

Options outstanding at July 28, 2012	3,247,807	$3.94

Options exercisable at July 28, 2012	2,118,120	$5.19

As of July 28, 2012, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

12. Stockholders’ equity

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which was controlled by Matthew L. Feshbach, our former Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s, Inc. common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15.2 million. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4.8 million. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $0.9 million and were recorded as a cost of raising capital. The MLF warrants were subsequently split so that MLF Offshore Portfolio Company, LP owned warrants to purchase 206,548 shares of our common stock and MLF Partners 100, LP owned warrants to purchase 8,795 shares of our common stock. Such warrants were distributed on a pro-rata basis to investors as part of the winding up of operations of MLF and its affiliated funds.

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

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen and twenty-six weeks ended July 28, 2012 or July 30, 2011. There were approximately 42,000 restricted shares where restrictions were due to lapse in 2014 that were canceled during the second quarter of fiscal 2012 as a result of a former board member not standing for re-election to the board.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. Interest Expense, Net

Interest expense and interest income are presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest expense for the thirteen and twenty-six weeks ended July 28, 2012 relates to costs associated with our Credit Agreement. Interest expense for the thirteen and twenty-six weeks ended July 30, 2011 related to costs associated with our Credit Agreement and former Wells Fargo Agreement. Interest expense for the thirteen and twenty-six week periods ended July 28, 2012 was $0.2 million and $0.3 million, respectively, and for the thirteen and twenty-six week periods ended July 30, 2011 was $0.1 million and $0.2 million, respectively. There was no interest income for the thirteen and twenty-six week periods ended July 28, 2012, and $-0- and $3,000 for the thirteen and twenty-six week periods ended July 30, 2011, respectively.

14. Spinoff Related Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. originally arranged these advertising services on our behalf, through a Media Services Agreement (the “Original Agreement”) entered into in connection with the Spinoff. Revenue under these arrangements was recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement.

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

We recorded revenues of approximately $0.2 million and $0.3 million for the thirteen and twenty-six week periods ended both July 28, 2012 and July 30, 2011, respectively, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

Prior to the Spinoff, we and Alloy, Inc. entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, and an On Campus Marketing call center agreement. The On Campus Marketing call center agreement was terminated July 16, 2012. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, Inc. pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. The Media Placement Services Agreement expired on February 1, 2012.

We recorded expenses of approximately $0.1 million and $0.3 million for the thirteen and twenty-six week periods ended July 28, 2012 and approximately $0.2 million and $0.4 million for the thirteen and twenty-six week periods ended July 30, 2011, respectively, in our consolidated financial statements in accordance with the terms of these agreements noted in the immediate preceding paragraph.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

15. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen and twenty-six weeks ended July 28, 2012 was an expense of 0.8% and 1.0%, respectively, and for the thirteen and twenty-six weeks ended July 30, 2011 an expense of 0.5% and a benefit of 6.3%, respectively. Although the Company expects to generate a net operating loss (“NOL”) for fiscal 2012, the Company did not generate taxable income during the two-year carry-back period, and therefore cannot recognize a federal tax benefit related to the NOL. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. The Company recognized tax expense related to certain state taxes. In the twenty-six weeks ended July 30, 2011, the Company recognized a benefit for adjustments related to the filing of the Company’s 2010 federal income tax return.

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

At July 28, 2012, the Company had a liability for unrecognized tax benefits of approximately $0.4 million all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $0.4 million is an accrual of approximately $0.1 million for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen and twenty-six weeks ended July 28, 2012. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

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

16. Litigation

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

17. Segment Reporting

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs, together with goodwill. Corporate and other assets include corporate headquarters, distribution and customer contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and corporate and other capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in our most recent Form 10-K. Reportable data for our operating segments were as follows:

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
July 28, 2012	$41,110	$62,133	$103,243
January 28, 2012	57,177	58,159	115,336
July 30, 2011	52,308	71,446	123,754
Capital Expenditures (accrual basis)
July 28, 2012—26 weeks ended	$1,387	$952	$2,339
July 30, 2011—26 weeks ended	94	2,252	2,346
Depreciation and Amortization
July 28, 2012—26 weeks ended	$477	$4,481	$4,958
July 30, 2011—26 weeks ended	581	5,141	5,722
Goodwill
July 28, 2012	$4,462	$—	$4,462
January 28, 2012	4,462	—	4,462
July 30, 2011	4,462	—	4,462

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)		(in thousands)
Net revenues:
Retail store	$28,717	$26,388	$57,580	$53,402
Direct marketing	19,586	17,959	43,174	40,091

Total net revenue	$48,303	$44,347	$100,754	$93,493

Operating loss:
Retail store	$(3,688)	$(7,548)	$(6,486)	$(11,900)
Direct marketing	(1,317)	(1,878)	(1,997)	(2,905)

Operating loss	$(5,005)	$(9,426)	$(8,483)	$(14,805)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel retailer of apparel, accessories and footwear, comprised of two lifestyle brands—dELiA*s and Alloy. Our merchandise assortment (which includes many name brand products along with our own proprietary brand products), our e-commerce webpages, our catalogs, and our mall-based dELiA*s retail stores are designed to appeal directly to consumers. We reach our customers through our direct marketing segment, which consists of our e-commerce and catalog businesses, and our dELiA*s retail stores.

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

•

driving low to mid-single digit top-line growth in our direct marketing segment, through targeted circulation in productive mailing segments, and implementation of web, mobile and social media based initiatives;

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

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.6%	73.0%	66.7%	69.6%

Gross profit	33.4%	27.0%	33.3%	30.4%

Operating expenses:
Selling, general and administrative expenses	44.6%	48.3%	42.7%	46.3%
Other operating income	(0.8%)	(0.1%)	(1.0%)	(0.1%)

Total operating expenses	43.8%	48.2%	41.7%	46.2%

Operating loss	(10.4%)	(21.3%)	(8.4%)	(15.8%)
Interest expense, net	0.3%	0.3%	0.3%	0.2%

Loss before income taxes	(10.7%)	(21.6%)	(8.7%)	(16.1%)
Provision (benefit) for income taxes	0.1%	0.1%	0.1%	(1.0%)

Net loss	(10.8%)	(21.7%)	(8.8%)	(15.1%)

Thirteen Weeks Ended July 28, 2012 Compared to Thirteen Weeks Ended July 30, 2011

Revenues

Total Revenues. Total revenues increased 8.9% to $48.3 million in the quarter ended July 28, 2012 from $44.3 million in the quarter ended July 30, 2011.

Direct Marketing Revenues. Direct marketing revenues increased 9.1% to $19.6 million in the quarter ended July 28, 2012 from $18.0 million in the quarter ended July 30, 2011. The revenue increase was primarily due to an increase in the number of orders compared to the prior year, partially offset by lower average order values.

Retail Store Revenues. Retail store revenues increased 8.8% to $28.7 million in the quarter ended July 28, 2012 from $26.4 million in the quarter ended July 30, 2011. The revenue increase was primarily due to a comparable store sales increase of 14.0% over the prior year period, partially offset by store closings. During the quarter ended July 28, 2012, we closed three stores, ending the period with 109 stores in operation, as compared to 115 stores in operation as of July 30, 2011.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
Channel net revenues (in thousands):
Retail	$28,717	$26,388
Direct	19,586	17,959

Total net revenues	$48,303	$44,347

Catalogs Mailed (in thousands)	8,038	7,843

Number of Stores:
Beginning of period	112	115
Stores opened	0	1	*
Stores closed	3	1	*

End of Period	109	115

Total Gross Sq. Ft. End of Period (in thousands)	418.4	440.0

*	Totals include one store that was closed, remodeled and reopened during the second quarter of fiscal 2011.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended July 28, 2012 was $16.1 million or 33.4% of revenues as compared to $12.0 million or 27.0% of revenues in the quarter ended July 30, 2011.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended July 28, 2012 was $8.6 million or 44.0% of related revenues as compared to $7.7 million or 43.1% of related revenues for the quarter ended July 30, 2011. The increase in gross profit, as a percentage of related revenues, primarily resulted from a 210 basis point increase in merchandise margins partially offset by higher shipping and handling costs

Retail Store Gross Profit. Retail store gross profit for the quarter ended July 28, 2012 was $7.5 million or 26.2% of related revenues as compared to $4.2 million or 16.0% of related revenues for the quarter ended July 30, 2011. The increase in gross profit, as a percentage of related revenues, resulted from an over 700 basis point increase in merchandise margins, driven by increased full price selling, lower product costs and fewer markdowns, and the leveraging of reduced occupancy costs.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 44.6% for the quarter ended July 28, 2012 from 48.3% for the quarter ended July 30, 2011. In total dollars, SG&A increased to $21.5 million in the quarter ended July 28, 2012 from $21.4 million in the quarter ended July 30, 2011.

Direct Marketing SG&A. Direct marketing SG&A increased to $10.2 million in the quarter ended July 28, 2012 from $9.6 million in the quarter ended July 30, 2011. As a percentage of related revenues, the direct marketing SG&A decreased to 52.3% from 53.6% for the quarter ended July 30, 2011. The increase in SGA expenses in dollars resulted from $0.3 million of costs related to the closing of our customer contact center and additional investments in web-based marketing. The decrease in SG&A, as a percentage of related revenues, reflects the leveraging of selling and depreciation expenses on higher revenues.

Retail Store SG&A. Retail SG&A decreased to $11.3 million in the quarter ended July 28, 2012 from $11.8 million in the quarter ended July 30, 2011. As a percentage of related revenues, retail SG&A decreased to 39.3% in the quarter ended July 28, 2012 from 44.7% for the quarter ended July 30, 2011. The decrease in SG&A, in dollars and as a percentage of related revenues, reflects the leveraging of reduced selling, overhead and depreciation expenses on higher revenues.

Other Operating Income

Other operating income, which represents breakage income, was $0.4 million for the first quarter of fiscal 2012 compared to $34,000 in first quarter of fiscal 2011.

Operating Loss

Total Operating Loss. Our total operating loss was $5.0 million for the quarter ended July 28, 2012 as compared to an operating loss of $9.4 million for the quarter ended July 30, 2011.

Direct Marketing Operating Loss. Direct marketing operating loss was $1.3 million for the quarter ended July 28, 2012 as compared to an operating loss of $1.9 million for the quarter ended July 30, 2011.

Retail Store Operating Loss. Operating loss from retail stores was $3.7 million for the quarter ended July 28, 2012 as compared to an operating loss of $7.5 million for the quarter ended July 30, 2011.

Interest expense, net

We recorded net interest expense of $0.2 million in the quarter ended July 28, 2012 compared to $0.1 million for the quarter ended July 30, 2011. Interest expense for the quarter ended July 28, 2012 related to costs associated with our Credit Agreement. Interest expense for the quarter ended July 30, 2011 related to our Credit Agreement and former Wells Fargo Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $42,000 for the fiscal quarter ended July 28, 2012 and an income tax provision of $50,000 for the fiscal quarter ended July 30, 2011. The Company does not expect to recognize any tax benefit for federal taxes for fiscal 2012, since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2012 net operating loss.

Twenty-Six Weeks Ended July 28, 2012 Compared to Twenty-Six Weeks Ended July 30, 2011

Revenues

Total Revenues. Total revenues increased 7.8% to $100.8 million in the twenty-six weeks ended July 28, 2012 from $93.5 million in the twenty-six weeks ended July 30, 2011.

Direct Marketing Revenues. Direct marketing revenues increased 7.7% to $43.2 million in the twenty-six weeks ended July 28, 2012 from $40.1 million in the twenty-six weeks ended July 30, 2011. The revenue increase was primarily due to an increase in the number of orders compared to the prior year, partially offset by lower average order values.

Retail Store Revenues. Retail store revenues increased 7.8% to $57.6 million in the twenty-six weeks ended July 28, 2012 from $53.4 million in the twenty-six weeks ended July 30, 2011. The revenue increase was primarily due to a comparable store sales increase of 10.5% over the prior year period, partially offset by store closings. During the twenty-six weeks ended July 28, 2012, we relocated one store and closed four stores, ending the period with 109 stores in operation, as compared to 115 stores in operation as of July 30, 2011.

Gross Profit

Total Gross Profit. Total gross profit for the twenty-six weeks ended July 28, 2012 was $33.6 million or 33.3% of revenues as compared to $28.4 million or 30.4% of revenues in the twenty-six weeks ended July 30, 2011.

Direct Marketing Gross Profit. Direct marketing gross profit for the twenty-six weeks ended July 28, 2012 was $18.4 million or 42.5% of related revenues as compared to $17.6 million or 43.9% of related revenues for the twenty-six weeks ended July 30, 2011. The decrease in gross profit, as a percentage of related revenues, primarily resulted from increased shipping and handling costs.

Retail Store Gross Profit. Retail store gross profit for the twenty-six weeks ended July 28, 2012 was $15.2 million or 26.4% of related revenues as compared to $10.8 million or 20.3% of related revenues for the twenty-six weeks ended July 30, 2011. The increase in gross profit, as a percentage of related revenues, resulted from higher merchandise margins driven by increased full price selling, lower product costs and fewer markdowns, and the leveraging of reduced occupancy costs on higher revenues.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 42.7% for the twenty-six weeks ended July 28, 2012 from 46.3% for the twenty-six weeks ended July 30, 2011. In total dollars, SG&A decreased to $43.1 million in the twenty-six weeks ended July 28, 2012 from $43.3 million in the twenty-six weeks ended July 30, 2011.

Direct Marketing SG&A. Direct marketing SG&A increased to $21.2 million in the twenty-six weeks ended July 28, 2012 from $20.5 million in the twenty-six weeks ended July 30, 2011. As a percentage of related revenues, the direct marketing SG&A decreased to 49.1% for the twenty-six weeks ended July 28, 2012 from 51.2% for the twenty-six weeks ended July 30, 2011. The increase in dollars resulted from costs related to the closing of our customer contact center and additional investments in web-based marketing. The decrease in SG&A, as a percentage of related revenues, reflects the leveraging of selling, overhead and depreciation expenses on higher revenues.

Retail Store SG&A. Retail SG&A decreased to $21.9 million in the twenty-six weeks ended July 28, 2012 from $22.8 million in the quarter ended July 30, 2011. As a percentage of related revenues, retail SG&A decreased to 38.0% in the twenty-six weeks ended July 28, 2012 from 42.7% for the twenty-six weeks ended July 30, 2011. The decrease in SG&A, in dollars and as a percentage of related revenues, primarily reflects the leveraging of reduced selling and depreciation expenses on higher revenues.

Other Operating Income

Other operating income, which represents breakage income, was $1.0 million for the twenty-six weeks ended July 28, 2012 compared to $0.1 million in twenty-six weeks ended July 30, 2011.

Operating Loss

Total Operating Loss. Our total operating loss was $8.5 million for the twenty-six weeks ended July 28, 2012 as compared to an operating loss of $14.8 million for the twenty-six weeks ended July 30, 2011.

Direct Marketing Operating Loss. Direct marketing operating loss was $2.0 million for the twenty-six weeks ended July 28, 2012 as compared to an operating loss of $2.9 million for the twenty-six weeks ended July 30, 2011.

Retail Store Operating Loss. Operating loss from retail stores was $6.5 million for the twenty-six weeks ended July 28, 2012 as compared to an operating loss of $11.9 million for the twenty-six weeks ended July 30, 2011.

Interest expense, net

We recorded net interest expense of $0.3 million in the twenty-six weeks ended July 28, 2012 compared to $0.2 million for the twenty-six weeks ended July 30, 2011. Interest expense for the twenty-six weeks ended July 28, 2012 related to costs associated with our Credit Agreement. Interest expense for the twenty-six weeks ended July 30, 2011 related to our Credit Agreement and former Wells Fargo Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $0.1 million for the twenty-six weeks ended July 28, 2012 and an income tax benefit of $0.9 million for the twenty-six weeks ended July 30, 2011. The Company does not expect to recognize any tax benefit for federal taxes for fiscal 2012, since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2012 net operating loss. The benefit for the twenty-six weeks of fiscal 2011 included adjustments related to the filing of our 2010 federal income tax return.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances as well as utilization of our Credit Agreement and former Wells Fargo Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

Credit Facility

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with GE Capital in its capacity as a lender, the “Lenders”), which replaced the Company’s previous letter of credit agreement, as amended, with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) (the “Wells Fargo Agreement”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $25 million, including a $15 million sublimit for the issuance of letters of credit and a swingline loan facility of $5 million. Under the Credit Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25 million. The Credit Agreement has a term of five years and matures on May 26, 2016. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

As of July 28, 2012, there were approximately $12.5 million of outstanding letters of credit under the Credit Agreement, and unused availability of approximately $12.1 million.

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

The Wells Fargo Agreement, which was terminated on May 26, 2011, provided for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $10 million or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. The cash collateral was required in an amount equal to 105% of the face amount of outstanding letters of credit issued. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations.

Operating Activities

Net cash used in operating activities was $14.0 million in the twenty-six weeks ended July 28, 2012, compared with $3.9 million in the twenty-six weeks ended July 30, 2011. The cash used in operating activities for the twenty-six week periods ended July 28, 2012 was due primarily to funding the net operating losses and the timing of vendor payments. The cash used in operating activities for the twenty-six week periods ended July 30, 2011 was due primarily to funding the net operating losses and the timing of vendor payments partially offset by the return of restricted cash and the receipt of a tax refund.

Investing Activities

Cash used in investing activities was $2.7 million in the twenty-six weeks ended July 28, 2012, compared with $2.0 million in the twenty-six weeks ended July 30, 2011. The cash used in investing activities was primarily due to capital expenditures associated with the construction of our new retail stores and, for fiscal 2012, costs associated with our new websites and systems to support our e-commerce business.

Contractual Obligations

The following table presents our significant contractual obligations as of July 28, 2012 (in thousands):

	Payments Due By Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Operating Lease Obligations (1)	$92,607	$16,405	$32,815	$25,879	$17,508
Purchase Obligations (2)	26,684	26,684	—	—	—
Future Severance-Related Payments (3)	2,152	2,152	—	—	—

Total	$121,443	$45,241	$32,815	$25,879	$17,508

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

We have long-term, non-cancelable operating lease commitments for retail stores, office space, former customer contact center facilities and equipment.

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

Recent Accounting Pronouncements

Recently Issued Standard

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Credit Agreement to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes.

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

Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the Securities and Exchange Commission (“SEC”). Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC-insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As of July 28, 2012, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, July 28, 2012, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 28, 2012 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. The Company is not a party to any material pending legal proceedings.

The information set forth in Part I, Note 16 to the Notes to Condensed Consolidated Financial Statements contained on page 12 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Risk factors and the other information are set forth in our most recent Annual Report on Form 10-K and our other periodic reports filed with the SEC. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. Other than response to rules and regulations promulgated by the SEC, we assume no obligation (and specifically disclaim any such obligation) to update our risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

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

dELiA*s, Inc.

Date: September 6, 2012	By	/s/ Walter Killough

Walter Killough
Chief Executive Officer

Date: September 6, 2012	By	/s/ David J. Dick

David J. Dick
Chief Financial Officer