Form 10-Q/A
period 2012-07-28
dELiAs, Inc.
filed 2012-09-11
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to dELiA*s, Inc. Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, filed with the Securities and Exchange Commission on September 6, 2012 (the “Form 10-Q”), is to replace Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in the Form 10-Q. Exhibit 101 furnished previously contained certain inadvertent errors. No other changes have been made to the Form 10-Q.

Item 6.	Exhibits

(A)	Exhibits

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: September 11, 2012	By	/s/ Walter Killough
Walter Killough
Chief Executive Officer

Date: September 11, 2012	By	/s/ David J. Dick
David J. Dick
Chief Financial Officer