Form 10-Q
period 2012-10-27
dELiAs, Inc.
filed 2012-12-06
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

As of December 4, 2012 the registrant had 31,684,387 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements (unaudited)

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	October 27, 2012	January 28, 2012	October 29, 2011
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,919	$28,426	$15,778
Inventories, net	38,849	30,937	41,655
Prepaid catalog costs	3,689	2,111	3,654
Other current assets	3,487	3,556	3,741

TOTAL CURRENT ASSETS	51,944	65,030	64,828
PROPERTY AND EQUIPMENT, NET	38,340	42,588	44,843
GOODWILL	4,462	4,462	4,462
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
OTHER ASSETS	938	837	852

TOTAL ASSETS	$98,103	$115,336	$117,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,008	$24,199	$21,787
Accrued expenses and other current liabilities	11,585	16,747	16,941
Income taxes payable	916	736	891

TOTAL CURRENT LIABILITIES	36,509	41,682	39,619

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	9,825	11,545	11,676

TOTAL LIABILITIES	46,334	53,227	51,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 31,684,387, 31,726,645 and 31,432,531 shares issued and outstanding, respectively	32	32	31
Additional paid-in capital	99,788	99,244	99,081
Accumulated deficit	(48,051)	(37,167)	(33,003)

TOTAL STOCKHOLDERS’ EQUITY	51,769	62,109	66,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,103	$115,336	$117,404

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET REVENUES	$55,723	$58,067	$156,477	$151,560
Cost of goods sold	36,808	39,336	103,992	104,381

GROSS PROFIT	18,915	18,731	52,485	47,179

Selling, general and administrative expenses	22,572	23,081	65,640	66,406
Other operating income	(1,822)	(122)	(2,837)	(194)

TOTAL OPERATING EXPENSES	20,750	22,959	62,803	66,212

OPERATING LOSS	(1,835)	(4,228)	(10,318)	(19,033)
Interest expense, net	159	171	478	394

LOSS BEFORE INCOME TAXES	(1,994)	(4,399)	(10,796)	(19,427)
Provision (benefit) for income taxes	3	26	88	(921)

NET LOSS	$(1,997)	$(4,425)	$(10,884)	$(18,506)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$(0.06)	$(0.14)	$(0.35)	$(0.59)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,355,085	31,209,737	31,334,288	31,209,737

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,884)	$(18,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,412	8,624
Stock-based compensation	543	571
Changes in operating assets and liabilities:
Inventories	(7,912)	(9,630)
Prepaid catalog costs and other assets	(1,609)	6,220
Restricted cash	—	8,268
Income taxes payable	180	149
Accounts payable, accrued expenses and other liabilities	(6,480)	(4,928)

Total adjustments	(7,866)	9,274

NET CASH USED IN OPERATING ACTIVITIES	(18,750)	(9,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,757)	(3,064)

NET CASH USED IN INVESTING ACTIVITIES	(3,757)	(3,064)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,507)	(12,296)
CASH AND CASH EQUIVALENTS, beginning of period	28,426	28,074

CASH AND CASH EQUIVALENTS, end of period	$5,919	$15,778

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$392	$1,123

Cash paid during the period for taxes	$149	$167

Capital expenditures incurred not yet paid	$335	$817

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at October 27, 2012 and October 29, 2011 and for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at January 28, 2012 and related information presented in the footnotes have been derived from audited consolidated statements at that date.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In July 2012, the Financial Accounting Standards Board issued an ASU to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of the ASU to have a material impact on its condensed consolidated financial statements.

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

There were no impairment charges in the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of October 27, 2012, January 28, 2012 and October 29, 2011 were approximately $1.6 million, $1.6 million and $1.5 million, respectively.

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

The total weighted average number of potential shares of common stock with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011:

	For Thirteen Weeks Ended		For Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Options, warrants and restricted shares	3,666,757	4,336,879	3,687,553	4,336,879

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	October 27, 2012	January 28, 2012	October 29, 2011
Construction in progress	$1,139	$1,236	$1,235
Computer equipment	13,809	11,730	11,593
Machinery and equipment	125	125	125
Office furniture	20,752	20,204	20,017
Leasehold improvements	56,004	55,371	54,633
Building	7,559	7,559	7,559
Land	500	500	500

	99,888	96,725	95,662
Less: accumulated depreciation and amortization	(61,548)	(54,137)	(50,819)

	$38,340	$42,588	$44,843

Depreciation and amortization expense related to property and equipment was approximately $2.5 million and $7.4 million for the thirteen and thirty-nine week periods ended October 27, 2012, respectively, and $2.9 million and $8.6 million for the thirteen and thirty-nine week periods ended October 29, 2011, respectively.

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

As of October 27, 2012, availability under the Credit Facility was $12.7 million, net of outstanding letters of credit of $11.7 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 27, 2012	January 28, 2012	October 29, 2011
Credits due to customers	$4,923	$7,866	$9,570
Accrued payroll, bonus, taxes and withholdings	526	1,504	445
Allowance for sales returns	876	962	870
Short-term tenant allowances	882	877	1,021
Accrued sales tax	543	1,426	489
Other accrued expenses	3,835	4,112	4,546

	$11,585	$16,747	$16,941

10. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and our former customer contact center facility under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at October 27, 2012, January 28, 2012 and October 29, 2011 was approximately $5.2 million, $6.0 million, and $5.9 million, respectively, of deferred rent liability, and approximately $3.7 million, $4.6 million, and $4.8 million, respectively, of tenant allowances.

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

Included in selling, general and administrative expenses in the financial statements was stock-based compensation expense of approximately $0.2 million and $0.5 million for the thirteen and thirty-nine week periods ended October 27, 2012 and $0.2 million and $0.6 million for the thirteen and thirty-nine week periods ended October 29, 2011, respectively, related to employee stock options and restricted stock.

The per share weighted average fair value of stock options granted during the thirty-nine weeks ended October 27, 2012 was $0.82. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Thirty-Nine Weeks Ended October 27, 2012
Dividend yield	—
Risk-free interest rate	1.2%
Expected life (in years)	6.25
Historical volatility	60%

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 28, 2012	3,096,288	$4.71
Options granted	522,250	1.44
Options exercised	—	—
Options cancelled	(496,427)	6.83

Options outstanding at October 27, 2012	3,122,111	$3.87

Options exercisable at October 27, 2012	2,027,674	$5.09

As of October 27, 2012, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

Restricted Stock

The Company issues shares of restricted stock, which are subject to vesting requirements, primarily to outside board members. These shares are charged to stock-based compensation expense ratably over the vesting period, which is generally three years. No restricted shares were issued during the thirteen and thirty-nine weeks ended October 27, 2012 or October 29, 2011. There were approximately 42,000 restricted shares where restrictions were due to lapse in 2014 that were canceled during the second quarter of fiscal 2012 as a result of a former board member not standing for re-election to the board.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Shelf Registration Statement

On June 20, 2012, the Company filed a registration statement on Form S-3 using a “shelf” registration process, which became effective on September 7, 2012. Under this shelf registration, the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock is less than $75 million, unless and until the Company’s public float exceeds $75 million, the Company will be restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive twelve month period. If any securities are sold by the Company under the shelf registration, we expect the net proceeds will be added to general corporate funds and may be used for general corporate purposes. To date, no securities of the Company have been issued under this shelf registration statement.

13. Interest Expense, Net

Interest expense and interest income are presented net in the condensed consolidated statements of operations. Interest income is derived from cash balances in money market accounts. Interest expense for the thirteen and thirty-nine weeks ended October 27, 2012 relates to costs associated with our Credit Agreement. Interest expense for the thirteen and thirty-nine weeks ended October 29, 2011 related to costs associated with our Credit Agreement and former Wells Fargo Agreement. Interest expense for the thirteen and thirty-nine week periods ended October 27, 2012 was $0.2 million and $0.5 million, respectively, and for the thirteen and thirty-nine week periods ended October 29, 2011 was $0.2 million and $0.4 million, respectively. Interest income for both the thirteen and thirty-nine week periods ended October 27, 2012 was $-0-, and for the thirteen and thirty-nine week periods ended October 29, 2011 was $-0- and $3,000, respectively.

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

We recorded revenues of approximately $-0- and $0.3 million for the thirteen and thirty-nine week periods ended October 27, 2012 and $0.2 million and $0.5 million for the thirteen and thirty-nine week periods ended October 29, 2011, respectively, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

We recorded expenses of approximately $0.1 million and $0.4 million for the thirteen and thirty-nine week periods ended October 27, 2012 and approximately $0.2 million and $0.5 million for the thirteen and thirty-nine week periods ended October 29, 2011, respectively, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

15. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen and thirty-nine weeks ended October 27, 2012 was an expense of 0.2% and 0.8%, respectively, and for the thirteen and thirty-nine weeks ended October 29, 2011 an expense of 0.6% and a benefit of 4.7%, respectively. Although the Company expects to generate a net operating loss (“NOL”) for fiscal 2012, the Company did not generate taxable income during the two-year carry-back period, and therefore cannot recognize a federal tax benefit related to the NOL. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. The Company recognized tax expense related to certain state taxes. In the thirty-nine weeks ended October 29, 2011, the Company recognized a benefit for adjustments related to the filing of the Company’s 2010 federal income tax return.

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

At October 27, 2012, the Company had a liability for unrecognized tax benefits of approximately $0.4 million all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $0.4 million is an accrual of approximately $0.1 million for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen and thirty-nine weeks ended October 27, 2012. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs, together with goodwill. Corporate and other assets include corporate headquarters, distribution and our former customer contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and corporate and other capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in our most recent Form 10-K. Reportable data for our operating segments were as follows:

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
October 27, 2012	$39,662	$58,441	$98,103
January 28, 2012	57,177	58,159	115,336
October 29, 2011	48,249	69,155	117,404
Capital Expenditures (accrual basis)
October 27, 2012—39 weeks ended	$1,984	$1,180	$3,164
October 29, 2011—39 weeks ended	292	3,213	3,505
Depreciation and Amortization
October 27, 2012—39 weeks ended	$718	$6,694	$7,412
October 29, 2011—39 weeks ended	832	7,792	8,624
Goodwill
October 27, 2012	$4,462	$—	$4,462
January 28, 2012	4,462	—	4,462
October 29, 2011	4,462	—	4,462

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)		(in thousands)
Net revenues:
Retail store	$35,172	$36,186	$92,752	$89,589
Direct marketing	20,551	21,881	63,725	61,971

Total net revenue	$55,723	$58,067	$156,477	$151,560

Operating loss:
Retail store	$(1,049)	$(2,680)	$(7,536)	$(14,583)
Direct marketing	(786)	(1,548)	(2,782)	(4,450)

Operating loss	$(1,835)	$(4,228)	$(10,318)	$(19,033)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31st. The fiscal year ended January 28, 2012 was a 52-week fiscal year, and the fiscal year ending February 2, 2013 will be a 53-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1%	67.7%	66.5%	68.9%

Gross profit	33.9%	32.3%	33.5%	31.1%

Operating expenses:
Selling, general and administrative expenses	40.5%	39.7%	41.9%	43.8%
Other operating income	(3.3%)	(0.2%)	(1.8%)	(0.1%)

Total operating expenses	37.2%	39.5%	40.1%	43.7%

Operating loss	(3.3%)	(7.3%)	(6.6%)	(12.6%)
Interest expense, net	0.3%	0.3%	0.3%	0.3%

Loss before income taxes	(3.6%)	(7.6%)	(6.9%)	(12.9%)
Provision (benefit) for income taxes	0.0%	0.0%	0.1%	(0.6%)

Net loss	(3.6%)	(7.6%)	(7.0%)	(12.3%)

Thirteen Weeks Ended October 27, 2012 Compared to Thirteen Weeks Ended October 29, 2011

Revenues

Total Revenues. Total revenues decreased 4.0% to $55.7 million in the quarter ended October 27, 2012 from $58.1 million in the quarter ended October 29, 2011.

Direct Marketing Revenues. Direct marketing revenues decreased 6.1% to $20.6 million in the quarter ended October 27, 2012 from $21.9 million in the quarter ended October 29, 2011. The revenue decrease was primarily due to lower average order values and a catalog circulation decrease of 14.4%, partially offset by an increase in the number of orders compared to the prior year.

Retail Store Revenues. Retail store revenues decreased 2.8% to $35.2 million in the quarter ended October 27, 2012 from $36.2 million in the quarter ended October 29, 2011. The revenue decrease was primarily due to a reduction in store count partially offset by a comparable store sales increase of 2.4% over the prior year period. During the quarter ended October 27, 2012, we closed two stores, ending the period with 107 stores in operation, as compared to 114 stores in operation as of October 29, 2011.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011		October 27, 2012		October 29, 2011
Channel net revenues (in thousands):
Retail	$35,172	$36,186		$92,752		$89,589
Direct	20,551	21,881		63,725		61,971

Total net revenues	$55,723	$58,067		$156,477		$151,560

Catalogs Mailed (in thousands)	8,007	9,356		23,587		25,940

Number of Stores:
Beginning of period	109	115		113		114
Stores opened	0	1	**	1	*	3	**
Stores closed	2	2	**	7	*	3	**

End of Period	107	114		107		114

Total Gross Sq. Ft. End of Period (in thousands)	410.8	437.2		410.8		437.2

*	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2012.
**	Totals include one store that was closed, remodeled and reopened in the second quarter of fiscal 2011, and one store that was closed, remodeled and reopened during the third quarter of fiscal 2011.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended October 27, 2012 was $18.9 million or 33.9% of revenues as compared to $18.7 million or 32.3% of revenues in the quarter ended October 29, 2011.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended October 27, 2012 was $8.5 million or 41.2% of related revenues as compared to $9.3 million or 42.7% of related revenues for the quarter ended October 29, 2011. The decrease in gross profit, as a percentage of related revenues, primarily resulted from increased shipping and handling costs, partially offset by increased merchandise margins.

Retail Store Gross Profit. Retail store gross profit for the quarter ended October 27, 2012 was $10.4 million or 29.7% of related revenues as compared to $9.4 million or 26.0% of related revenues for the quarter ended October 29, 2011. The increase in gross profit, as a percentage of related revenues, was primarily due to a 150 basis point increase in merchandise margins driven by increased full price selling, lower product costs and fewer markdowns, and the leveraging of reduced occupancy costs.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) increased to 40.5% for the quarter ended October 27, 2012 from 39.7% for the quarter ended October 29, 2011. In total dollars, SG&A decreased to $22.6 million in the quarter ended October 27, 2012 from $23.1 million in the quarter ended October 29, 2011.

Direct Marketing SG&A. Direct marketing SG&A remained flat at $10.9 million in the quarter ended October 27, 2012 as compared to the quarter ended October 29, 2011. As a percentage of related revenues, the direct marketing SG&A increased to 53.2% from 50.0% for the quarter ended October 29, 2011. The increase in SG&A, as a percentage of related revenues, reflects the deleveraging of selling and overhead expenses on lower revenues.

Retail Store SG&A. Retail SG&A decreased to $11.6 million in the quarter ended October 27, 2012 from $12.1 million in the quarter ended October 29, 2011. As a percentage of related revenues, retail SG&A decreased to 33.1% in the quarter ended October 27, 2012 from 33.5% for the quarter ended October 29, 2011. The decrease in SG&A, in dollars and as a percentage of related revenues, reflects reduced selling expenses and leveraging of reduced depreciation expense. Included in the third quarter of fiscal 2012 was store closing costs of $0.5 million.

Other Operating Income

Other operating income, which represents breakage income, was $1.8 million for the third quarter of fiscal 2012, primarily related to the direct segment, compared to $0.1 million in third quarter of fiscal 2011.

Operating Loss

Total Operating Loss. Our total operating loss was $1.8 million for the quarter ended October 27, 2012 as compared to an operating loss of $4.2 million for the quarter ended October 29, 2011.

Direct Marketing Operating Loss. Direct marketing operating loss was $0.8 million for the quarter ended October 27, 2012 as compared to an operating loss of $1.5 million for the quarter ended October 29, 2011.

Retail Store Operating Loss. Operating loss from retail stores was $1.0 million for the quarter ended October 27, 2012 as compared to an operating loss of $2.7 million for the quarter ended October 29, 2011.

Interest expense, net

We recorded net interest expense of $0.2 million in the quarter ended October 27, 2012 compared to $0.2 million for the quarter ended October 29, 2011. Interest expense for the quarter ended October 27, 2012 and October 29, 2011 related to costs associated with our Credit Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $3,000 for the fiscal quarter ended October 27, 2012 and an income tax provision of $26,000 for the fiscal quarter ended October 29, 2011. The Company does not expect to recognize any tax benefit for federal taxes for fiscal 2012, since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2012 net operating loss.

Thirty-nine Weeks Ended October 27, 2012 Compared to Thirty-nine Weeks Ended October 29, 2011

Revenues

Total Revenues. Total revenues increased 3.2% to $156.5 million in the thirty-nine weeks ended October 27, 2012 from $151.6 million in the thirty-nine weeks ended October 29, 2011.

Direct Marketing Revenues. Direct marketing revenues increased 2.8% to $63.7 million in the thirty-nine weeks ended October 27, 2012 from $62.0 million in the thirty-nine weeks ended October 29, 2011. The revenue increase was primarily due to an increase in the number of orders compared to the prior year, partially offset by lower average order values and a catalog circulation decrease of 9.1%.

Retail Store Revenues. Retail store revenues increased 3.5% to $92.8 million in the thirty-nine weeks ended October 27, 2012 from $89.6 million in the thirty-nine weeks ended October 29, 2011. The revenue increase was primarily due to a comparable store sales increase of 7.3% over the prior year period, partially offset by store closings. During the thirty-nine weeks ended October 27, 2012, we relocated one store and closed six stores, ending the period with 107 stores in operation, as compared to 114 stores in operation as of October 29, 2011.

Gross Profit

Total Gross Profit. Total gross profit for the thirty-nine weeks ended October 27, 2012 was $52.5 million or 33.5% of revenues as compared to $47.2 million or 31.1% of revenues in the thirty-nine weeks ended October 29, 2011.

Direct Marketing Gross Profit. Direct marketing gross profit for the thirty-nine weeks ended October 27, 2012 was $26.8 million or 42.1% of related revenues as compared to $26.9 million or 43.5% of related revenues for the thirty-nine weeks ended October 29, 2011. The decrease in gross profit, as a percentage of related revenues, primarily resulted from increased shipping and handling costs.

Retail Store Gross Profit. Retail store gross profit for the thirty-nine weeks ended October 27, 2012 was $25.7 million or 27.7% of related revenues as compared to $20.2 million or 22.6% of related revenues for the thirty-nine weeks ended October 29, 2011. The increase in gross profit, as a percentage of related revenues, resulted from higher merchandise margins driven by increased full price selling, lower product costs and fewer markdowns, and the leveraging of reduced occupancy costs on higher revenues.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) decreased to 41.9% for the thirty-nine weeks ended October 27, 2012 from 43.8% for the thirty-nine weeks ended October 29, 2011. In total dollars, SG&A decreased to $65.6 million in the thirty-nine weeks ended October 27, 2012 from $66.4 million in the thirty-nine weeks ended October 29, 2011.

Direct Marketing SG&A. Direct marketing SG&A increased to $32.1 million in the thirty-nine weeks ended October 27, 2012 from $31.5 million in the thirty-nine weeks ended October 29, 2011. As a percentage of related revenues, the direct marketing SG&A decreased to 50.4% for the thirty-nine weeks ended October 27, 2012 from 50.8% for the thirty-nine weeks ended October 29, 2011. The increase in dollars resulted from costs related to the closing of our customer contact center and additional investments in web-based marketing. The decrease in SG&A, as a percentage of related revenues, reflects the leveraging of selling and depreciation expenses partially offset by the deleveraging of overhead expenses.

Retail Store SG&A. Retail SG&A decreased to $33.5 million in the thirty-nine weeks ended October 27, 2012 from $34.9 million in the quarter ended October 29, 2011. As a percentage of related revenues, retail SG&A decreased to 36.1% in the thirty-nine weeks ended October 27, 2012 from 39.0% for the thirty-nine weeks ended October 29, 2011. The decrease in SG&A, in dollars and as a percentage of related revenues, primarily reflects the leveraging of reduced selling and depreciation expenses on higher revenues. Included in the thirty-nine weeks ended October 27, 2012 was store closing costs of $0.8 million.

Other Operating Income

Other operating income, which represents breakage income, was $2.8 million for the thirty-nine weeks ended October 27, 2012, primarily related to the direct segment, compared to $0.2 million in thirty-nine weeks ended October 29, 2011.

Operating Loss

Total Operating Loss. Our total operating loss was $10.3 million for the thirty-nine weeks ended October 27, 2012 as compared to an operating loss of $19.0 million for the thirty-nine weeks ended October 29, 2011.

Direct Marketing Operating Loss. Direct marketing operating loss was $2.8 million for the thirty-nine weeks ended October 27, 2012 as compared to an operating loss of $4.4 million for the thirty-nine weeks ended October 29, 2011.

Retail Store Operating Loss. Operating loss from retail stores was $7.5 million for the thirty-nine weeks ended October 27, 2012 as compared to an operating loss of $14.6 million for the thirty-nine weeks ended October 29, 2011.

Interest expense, net

We recorded net interest expense of $0.5 million in the thirty-nine weeks ended October 27, 2012 compared to $0.4 million for the thirty-nine weeks ended October 29, 2011. Interest expense for the thirty-nine weeks ended October 27, 2012 related to costs associated with our Credit Agreement. Interest expense for the thirty-nine weeks ended October 29, 2011 related to our Credit Agreement and former Wells Fargo Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $0.1 million for the thirty-nine weeks ended October 27, 2012 and an income tax benefit of $0.9 million for the thirty-nine weeks ended October 29, 2011. The Company does not expect to recognize any tax benefit for federal taxes for fiscal 2012, since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2012 net operating loss. The benefit for the thirty-nine weeks of fiscal 2011 included adjustments related to the filing of our 2010 federal income tax return.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances as well as utilization of our Credit Agreement and former Wells Fargo Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings or closings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

We expect our current cash balance, cash flow from operations and availability under our Credit Agreement will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the next twelve months. However, if cash balances, cash flow from operations and availability under our Credit Agreement are not sufficient to meet our capital requirements, we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

As of October 27, 2012, availability under the Credit Facility was $12.7 million, net of outstanding letters of credit of $11.7 million.

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

Other Sources of Capital

On June 20, 2012, the Company filed a registration statement on Form S-3 using a “shelf” registration process, which became effective on September 7, 2012. Under this shelf registration, the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock is less than $75 million, unless and until the Company’s public float exceeds $75 million, the Company will be restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive twelve month period. If any securities are sold by the Company under the shelf registration, we expect the net proceeds will be added to general corporate funds and may be used for general corporate purposes. To date, no securities of the Company have been issued under this shelf registration statement.

Operating Activities

Net cash used in operating activities was $18.8 million in the thirty-nine weeks ended October 27, 2012, compared with $9.2 million in the thirty-nine weeks ended October 29, 2011. The cash used in operating activities for the thirty-nine week periods ended October 27, 2012 was due primarily to funding the net operating losses, inventory purchases, and the timing of vendor payments. The cash used in operating activities for the thirty-nine week periods ended October 29, 2011 was due primarily to funding the net operating losses, inventory purchases, and the timing of vendor payments partially offset by the return of $8.3 million of restricted cash and the receipt of $10.7 million of a tax refund.

Investing Activities

Cash used in investing activities was $3.8 million in the thirty-nine weeks ended October 27, 2012, compared with $3.1 million in the thirty-nine weeks ended October 29, 2011. The cash used in investing activities was primarily due to capital expenditures associated with the construction or remodeling of our retail stores and, for fiscal 2012, costs associated with our new websites and systems to support our e-commerce business.

Contractual Obligations

The following table presents our significant contractual obligations as of October 27, 2012 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$88,327	$16,259	$32,514	$24,264	$15,290
Purchase Obligations (2)	18,516	18,516	—	—	—
Future Severance-Related Payments (3)	2,152	2,152	—	—	—

Total	$108,995	$36,927	$32,514	$24,264	$15,290

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

We have long-term, non-cancelable operating lease commitments for retail stores, office space, former customer contact center facility and equipment.

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

In July 2012, the Financial Accounting Standards Board issued an ASU to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of the ASU to have a material impact on its condensed consolidated financial statements.

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

We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC-insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As of October 27, 2012, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any market risk exposure with respect to these items.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, October 27, 2012, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 27, 2012 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. The Company is not a party to any material pending legal proceedings.

The information set forth in Part I, Note 16 to the Notes to Condensed Consolidated Financial Statements contained on page 13 under the caption “Litigation” is incorporated herein by reference.

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

dELiA*s, Inc.

Date: December 6, 2012	By	/s/ Walter Killough

Walter Killough
Chief Executive Officer

Date: December 6, 2012	By	/s/ David J. Dick

David J. Dick
Chief Financial Officer