Form 10-K
period 2013-02-02
dELiAs, Inc.
filed 2013-04-23
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of July 28, 2012, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on such date, was $38,553,581.

As of April 17, 2013, there were outstanding 31,939,615 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in PART III herein—Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders.

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

Overview

We are a multi-channel retail company comprised of two lifestyle brands marketing to teenage girls and young women. We generate revenue by selling to consumers through websites, direct mail catalogs, and retail stores. We operate two brands—dELiA*s and Alloy—each of which we believe are well-established, differentiated, lifestyle brands. Through our e-commerce webpages, catalogs and retail stores, dELiA*s (the brand) offers a wide variety of product categories to teenage girls to cater to an entire lifestyle. Alloy is a prominent branded junior apparel catalog and e-commerce site for young women.

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

We have built comprehensive databases that together include information such as name, mailing and email addresses and amounts and dates of purchases in our direct and retail businesses. In addition to helping us target consumers directly, our databases provide us with access to important demographic information.

We refer to the 53-week fiscal year ended February 2, 2013 as “fiscal 2012”, the 52-week fiscal year ended January 28, 2012 as “fiscal 2011”, and the 52-week fiscal year ended January 29, 2011 as “fiscal 2010”. We also refer to the 52-week fiscal year ending February 1, 2014 as “fiscal 2013”.

Recent Developments

On March 28, 2013, we announced that we had retained Janney Montgomery Scott LLC (“Janney”), as strategic advisor to our Board of Directors with an initial focus on the potential disposition of the Company’s Alloy brand. We believe this potential disposition will allow management to concentrate its efforts on the dELiA*s business. Our Board of Directors has not set a definitive timetable for any transaction, and there can be no assurance that Janney’s retention will result in any specific action or transaction. We do not intend to disclose or comment on developments until such time as our Board of Directors takes action, if any, or otherwise considers disclosure appropriate or required.

On March 28, 2013, we also announced that Walter Killough, our chief executive officer, who we previously announced would leave the Company at or about April 1, 2013, has agreed to continue to serve as our chief executive officer on a month-to-month basis as our search for a permanent chief executive officer continues.

On March 28, 2013, we further announced that Dyan Jozwick, President, dELiA*s Brand, had resigned from the Company. The Company has retained a senior merchandise consultant with relevant experience to oversee our merchandising functions on an interim basis.

The Brands

dELiA*s

dELiA*s develops, markets and sells primarily its own lifestyle brand, and to a lesser extent third-party brands, in its retail stores, as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, dresses, swimwear, footwear, outerwear and accessories marketing primarily to trend-setting, fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school teens. In fiscal 2012, dELiA*s circulated approximately 20.0 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls primarily via mall-based retail stores. The majority of dELiA*s’ merchandise is privately branded and sold under the dELiA*s label. As of February 2, 2013, we operated 104 dELiA*s retail stores. These stores range in size from approximately 2,600 to 5,000 square feet with an average size of approximately 3,800 square feet.

Alloy

Alloy markets and sells branded junior apparel (including extended sizes and inseams), dresses, accessories, swimwear, footwear and outerwear marketing to young women via catalogs and the internet. Alloy offers a wide selection of well-known, juniors-targeted name brands, such as Truck Jeans, Spoon Jeans, Soprano, Pinky, Angie, Blue Heaven and Lily White. In fiscal 2012, Alloy circulated approximately 16.5 million catalogs.

Business Strengths

We believe our principal business strengths include:

Broad Access to Teenage and Young Women Consumers

In fiscal 2012, we reached a significant portion of teenage and young women consumers in the United States by:

•	circulating approximately 36.5 million direct mail catalogs for our two brands, with an average of one new book per brand being mailed each month;

•	communicating with select segments of our database by sending, on average, 8.3 million emails per week to those of our target audience who have opted in to receiving such emails;

•	engaging our customer through the internet, social media and mobile commerce; and

•	owning and operating 104 dELiA*s retail stores in 33 states as of February 2, 2013.

Comprehensive Databases

Our dELiA*s and Alloy databases contain information about a significant number of households who have purchased products online or requested catalogs directly from us as of February 2, 2013, including approximately 3.3 million households who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our databases give us the ability to review a variety of valuable information that may include age range, purchasing history, stated interests, online behavior, educational level and socioeconomic factors. We continually refresh and grow our databases with information we gather through direct marketing programs and purchased customer lists. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts. We also use selected retail transactions that are added to our databases to help identify potential new customers for our direct business.

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

Experienced Management Team

Our senior management has significant retail and direct marketing experience, with an average of over 20 years in the retail, catalog and e-commerce apparel businesses. Please see the information set forth above under the caption “Recent Developments” for additional information concerning our management team.

Our Business Strategy

Our strategy is to improve upon our position as a multi-channel retail company, to improve the productivity in our dELiA*s retail stores, and to carry out such strategy while controlling costs. In addition, our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business while continuing extended offerings online and in our catalogs. The key elements of our strategy are as follows:

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

Our merchandise selection includes products from many leading suppliers and name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-

known name brands such as Converse and Sperry. Brands currently offered through Alloy include nationally-recognized names such as Vigold Premium by Vigoss, Truck Jeans, Paris Blues, MIA, Jalate, Celebrity Pink and Unionbay, as well as smaller, niche labels, including Necessary Objects and Standards and Practices.

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

We believe that high levels of customer service and support are critical to the value of our brands and to retaining and expanding our customer base. We consistently monitor customer service calls, through our third party call center provider (we outsourced this function during fiscal 2012), for quality assurance purposes. Additionally, we review our call and distribution centers’ policies and procedures on a regular basis. A majority of our catalog and internet orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person’s credit card and exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to ten business days after shipping. Our shipments are generally carried to customers by the United States Postal Service and United Parcel Service.

Trained personnel are available for the dELiA*s and Alloy brands 24 hours a day, 7 days per week through multiple toll-free telephone numbers, via our third party provider.

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

	Fiscal
	2012		2011		2010
Number of Stores:
Beginning of period	113		114		109
Stores Opened	1	*	4	**	9	***
Stores Closed	10	*	5	**	4	***

End of Period	104		113		114

Total Gross Sq. Ft
@ end of period (in thousands)	399.4		434.4		436.3

*	Totals include one store that was closed and relocated to an alternative site in the same mall during fiscal 2012.
**	Totals include two stores that were closed, remodeled and reopened during fiscal 2011, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2011.
***	Totals include one store that was closed, remodeled and reopened during fiscal 2010, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2010.

We plan our new stores to have a four-wall cash contribution margin of at least 15% in the first full year and to have a net build-out cost, including inventory, of approximately $0.6 million. We define contribution margin as store gross profit less direct cash costs of operating the store.

The stores currently average approximately 3,800 square feet, though individual stores may be smaller or larger than the averages. Our stores are designed to look upscale, appealing to what we believe to be our database customer demographics.

In addition to strong customer demographics, we look for high traffic malls, high economic growth areas and/or high income demographics in selecting new retail store locations. We believe that over half our dELiA*s direct customers come from households with incomes of over $75,000 per year and over 20% come from households with income over $125,000 per year.

Each store is open during mall shopping hours and has a store management team that always includes a store manager, and depending on the sales volume of the store, one or more of the following additional management: a co-manager, one or more assistant managers and one or more customer experience supervisors, as well as eight to twenty part-time sales associates. Currently, district managers supervise seven to eleven stores, with twelve district managers reporting to two regional managers, who in turn report to a Vice President of Stores.

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

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Net sales, by segment, are as follows:

	Fiscal
	2012	2011	2010
	(in thousands)
Retail	$125,595	$123,223	$122,444

Direct:
Phone	3,836	6,872	11,713
Internet	93,268	87,057	86,540

Total Direct	97,104	93,929	98,253

Total Net Sales	$222,699	$217,152	$220,697

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s and Alloy e-commerce webpages and catalogs, derives revenues from sales of merchandise via the internet or catalog directly to consumers and also from advertising. Included in our direct marketing net sales of $97.1 million in fiscal 2012 were approximately $0.3 million of advertising revenues.

In fiscal 2012, each of our catalogs and associated e-commerce webpages targeted a particular segment of the market and offered our own proprietary brands together with many name brands well known by our target customers.

dELiA*s—During fiscal 2012, the dELiA*s catalog ranged from 56 to 84 pages in length. We mailed seventeen full price versions of the dELiA*s catalog, including remails, and allocated up to two pages per catalog to our advertising clients and marketing partners. The dELiA*s e-commerce webpages (reached through www.delias.com) are designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products, colors, sizes and special offers.

Alloy—During fiscal 2012, the Alloy catalog ranged in length from 48 to 68 pages. We mailed seventeen full price versions of the Alloy catalog, including remails, and there were no pages allocated for our advertising clients and marketing partners. The Alloy e-commerce webpages (reached through www.alloyapparel.com) offer the same merchandise as in the catalog, as well as additional products, colors, sizes and special offers.

Retail Store Segment

Our retail store segment derives revenue from the sale of apparel and accessories to consumers through dELiA*s stores. dELiA*s mall-based retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls. As of February 2, 2013, we operated 104 dELiA*s stores in 33 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Retail store segment revenues for fiscal 2012 were $125.6 million.

Financial information about our segments is summarized in Note 13 to our consolidated financial statements.

Merchandise Suppliers

Because we sell a number of brand-name products in addition to our own proprietary brands, we obtain products from a wide variety of manufacturers, importers and other suppliers. No single vendor accounted for more than 6.2%, 12.9% and 12.5% of products sold for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. We believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular product. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations.

Infrastructure, Operations and Technology

Our operations are dependent on our ability to maintain computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion or access to confidential information, or similar events. We have implemented, either directly or through other third parties, appropriate security, redundancy and backup programs for our various businesses.

We license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing proprietary online infrastructure solutions. Currently, most services related to maintenance and operation of our e-commerce webpages are through third-party providers located in Petaluma, CA.

In fiscal 2012, we outsourced our call center function. The transition was completed by the end of the second quarter of fiscal 2012.

In our direct marketing segment, we use third-party licensed software for stockkeeping unit (“SKU”) and classification inventory tracking, purchase order management and merchandise distribution. Sales in our direct segment, whether through the internet, the call center or the mail, are updated daily and the host system downloads price changes, order status and inventory levels. In addition, we use other licensed software products and services to further supplement our supply chain, for merchandise planning and to analyze customer behavior. In our retail segment, licensed software is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, and sales audit.

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

During fiscal 2013, we plan to move our data center which is currently outsourced in Sterling, Virginia, to an outsourced data center in the New York/New Jersey area.

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

Seasonality

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce webpages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, as compared to our first and second fiscal quarters. During the second, third and the beginning of our fourth fiscal quarters, our working capital requirements increase and may be funded by our cash balances and utilization of our existing Credit Agreement with General Electric Capital Corporation (“GE Capital”). Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

Intellectual Property

We and Alloy, Inc. have registered various trademarks and servicemarks used in our business operations with the United States Patent and Trademark Office (the “PTO”). With respect to certain Alloy trademarks and servicemarks covering goods and services, we and Alloy, Inc. are joint owners by assignment of these trademarks and servicemarks. We and Alloy, Inc. filed instruments with the PTO to request that the PTO divide these jointly owned trademarks and servicemarks between us such that we each would own the registrations for those trademarks and servicemarks for the registration classes covering the goods and services applicable to our respective businesses and the PTO has honored such request. Applications for the registration of certain of our other trademarks and servicemarks are currently pending. We also use trademarks, tradenames, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others’ intellectual property.

Government Regulation

We are subject, directly and indirectly, to various laws and governmental regulations relating to our business. The internet continues to rapidly evolve and several laws or regulations directly apply to online commerce and community websites. However, due to the increasing popularity and use of the internet, governmental authorities in the United States and abroad may adopt additional laws and regulations to govern internet activities. Laws with respect to online commerce, including social media, may cover issues such as pricing, taxing, distribution, unsolicited email (“spamming”), content, intellectual property, defamation, privacy and data security, product endorsements, online behavioral advertising and characteristics and quality of products and services. Laws with respect to community websites may cover content, copyrights, libel, obscenity and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the internet could have a material and adverse effect on our business, results of operations and financial condition.

Governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence or operations in those jurisdictions. As our products and advertisements are available over the internet anywhere in the world, and we conduct marketing programs in numerous states, multiple jurisdictions may claim that we are required to register to do business as a foreign corporation in each of those jurisdictions. Our failure to register as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties.

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

The United States Congress enacted the Children’s Online Privacy Protection Act of 1999 (“COPPA”) and the Federal Trade Commission (“FTC”) promulgated implementing regulations, which became effective in 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology, subject to certain limited exceptions. As a part of our efforts to comply with these requirements, we do not knowingly collect personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain areas of our websites in an effort to prohibit persons under the age of 13 from registering. This may have the effect of dissuading some percentage of our customers from using our e-commerce webpages, which may adversely affect our business. While we use our commercially reasonable efforts to ensure that we are compliant with COPPA, our efforts may not be successful. If it turns out that our activities are not COPPA compliant, we may face litigation with the FTC or individuals or face a civil penalty, which could adversely affect our business. The FTC has revised its COPPA regulations and the Company plans to continue to comply with COPPA including upon the effectiveness of such revised regulations.

A number of government authorities both in the United States and abroad, as well as private parties, are increasing their focus on privacy issues and the use of personal information. The FTC and attorneys general in several states have investigated the use of personal information by some internet companies. In particular, an attorney general may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by the company. As a result, we periodically review our privacy policies, and we believe we are in compliance with relevant federal and state laws. However, our business could be adversely affected if new regulations or decisions regarding the use and disclosure of personal information are made, or if government authorities or private parties challenge our privacy practices.

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

Relationship with JLP Daisy LLC

In February 2003, dELiA*s Brand LLC, a wholly-owned subsidiary of the Company, entered into a master license agreement with JLP Daisy to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a $16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is approximately 10 years, which is subject to an automatic extension of five years under specified circumstances and, at our option, (i) the term will remain in effect until JLP Daisy recoups its advance and preferred return or (ii) the term will immediately expire and JLP Daisy will be entitled to be paid the balance of any unrecouped advance and a preferred return calculated at 6% per year (if not received already). As of February 2, 2013, JLP Daisy has not recouped its advance and preferred return and therefore the master license agreement remains in effect. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including, at our option, upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks and copyrightable artwork, although the only event that would entitle JLP Daisy to exercise its rights in respect of the lien is a termination or rejection of the license or master license agreement in a bankruptcy proceeding. We have not recorded any amounts associated with the master license agreement.

Employees

As of February 2, 2013, we had 588 full-time and 1,452 part-time employees. Of the 588 full-time employees, 106 worked in warehouse/fulfillment/customer service; 164 worked in executive, finance, information technology and other corporate and division management and 318 were employed by our dELiA*s retail stores. Of the 1,452 part-time employees, 33 were warehouse/fulfillment/customer service staff; 11 were in executive, finance, information technology and other corporate and division management and 1,408 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

The prominence of our catalogs and e-commerce webpages and our dELiA*s retail stores among our teenage target market are integral to our business as well as to the implementation of our strategies for expanding our business.

Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Moreover, we anticipate that we will continue to increase the number of customers we target, through means that could include broadening the intended audience of our existing brands. Misjudgments by us in this regard could damage our existing or future brands. Any adverse affects on our current or future brands could result in decreases in sales.

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

Customer traffic in our retail stores depends heavily on locating our stores in prominent locations within successful shopping malls or other retail centers. Sales are derived, in part, from the volume of traffic in those shopping centers. Our stores benefit from the ability of other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping centers as shopping destinations. Our sales volume and customer traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from internet retailers, non-mall retailers and other shopping destinations, and the closing or decline in popularity of other stores in the shopping centers in which our retail stores are located. A reduction in customer traffic for any reason could have a material adverse effect on our business, results of operations and financial condition. In addition, some malls that were in prominent locations when we opened stores may cease to be viewed as prominent. If this occurs, our sales may be adversely affected.

Internet sales are subject to numerous risks.

We sell merchandise over the internet through our e-commerce websites, www.delias.com and www.alloyapparel.com. Our internet operations are subject to numerous risks, including:

•	changing consumer tastes and preferences;

•	the successful implementation of new systems and internet or mobile platforms;

•	the failure of the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes and other technical failures;

•	reliance on third-party computer hardware/software;

•	rapid technological change;

•	liability for online content;

•	violations of state or federal laws, including those relating to online privacy;

•	credit card fraud; and

•	telecommunications failures and vulnerability to electronic break-ins and similar disruptions.

Our failure to successfully address and respond to these risks could reduce internet sales, increase costs and damage the reputation of our brands.

We depend on our key personnel to operate our business, and we may not be able to hire enough additional management and other personnel to manage our growth. In addition, we may face risks associated with the transition of senior management.

Our performance is substantially dependent on the continued efforts of our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could adversely affect our business. Additionally, we must continue to attract, retain and motivate talented management and other highly skilled employees to be successful. We must also hire and train store managers to support our retail expansion. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. On March 28, 2013, we announced that Walter Killough, our chief executive officer, who we previously announced would leave the Company at or about April 1, 2013, has agreed to continue to serve as our chief executive officer on a month-to-month basis as our search for a permanent chief executive officer continues. On March 28, 2013, we further announced that Dyan Jozwick, President, dELiA*s Brand, had resigned from the Company. We expect to hire new personnel to fill these positions. Once they are hired, we anticipate that we will experience a transition period before they are fully integrated into our organization. If Mr. Killough does not remain as our chief executive officer, we do not find long-term replacements for Mr. Killough and Ms. Jozwick, or the transition period for these replacements is lengthy, our business and results of operations may be adversely affected.

We rely on third parties for some essential business operations and services, and disruptions or failures in service or changes in terms may adversely affect our ability to deliver goods and services to our customers.

We currently depend on third parties for important aspects of our business, such as printing, shipping, paper supplies, operation of our e-commerce webpages, and the outsourcing of our call center function. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality or cost of products and services that they provide will remain at current levels or the levels needed to enable us to conduct our business efficiently and effectively.

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

We currently anticipate that operating revenue, cash on hand, and availability under our existing Credit Agreement with GE Capital will be sufficient to cover our operating expenses, including cash requirements in connection with our operations and our projected capital expenditures, through at least the end of our current fiscal year. However, if we do not meet our targets for revenue growth, gross margins, or expenses, or if our costs associated with any retail store expansion plans are not as anticipated, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

•	decreased consumer spending in response to weak economic conditions;

•	higher energy prices causing a decreased level of disposable income;

•	weakness in the teenage market;

•	poor response to our merchandise offerings;

•	increased competition from our competitors; and

•	our marketing and expansion plans are not as successful as we anticipate.

Additionally, if demand for our products decreases or our retail store plans do not produce the desired sales increases, such developments could reduce our operating revenues. If such funds, together with cash on hand and availability under our Credit Agreement are insufficient to cover our expenses, we could be required to adopt one or more alternatives listed below. For example, we could be required to:

•	reduce or delay other capital spending;

•	reduce other discretionary spending;

•	sell assets or operations; and/or

•	sell additional equity or debt securities, which equity securities may be dilutive.

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

Our financial performance is subject to world-wide economic conditions and the resulting impact on U.S. consumer confidence and levels of consumer spending, which may remain volatile for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and unemployment, consumer debt, reductions in net worth based on market declines, increasing health care costs, residential real estate and mortgage markets, taxation, increases in fuel and energy prices, consumer confidence, failure to increase the debt ceiling in the U.S., and other macroeconomic factors. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the U.S. economy could affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth.

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

Any dELiA*s retail store expansion will largely depend on our ability to find sites to open and operate new stores successfully. Our ability to open and operate new stores successfully depends on several factors, including, among others, our ability to:

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

We regularly evaluate our information technology systems and requirements. Modifications may include replacing existing systems with successor systems, making changes to existing systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition and results of operations. Additionally, there is no assurance that a successfully implemented system will deliver the anticipated value to us.

Our catalog response rates may decline.

The number of customers who make purchases from catalogs that we mail to them, which we refer to as “response rates,” may decline due to, among other things, our ability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner. Response rates also usually decline when we mail additional catalog editions to the same customers within a short time period. In addition, there can be no assurance that any strategic circulation cuts will enable us to improve or maintain our response rates. We also have mailed our Alloy catalogs to selected dELiA*s catalog customers and our dELiA*s catalogs to selected Alloy catalog customers (which practice we refer to as cross-mailing), which has resulted in generally lower response rates from the dELiA*s catalogs customers who also are sent Alloy catalogs and vice-versa. Additional cross-mailings of such catalogs could result in further such response rate declines. Although it is our expectation that the additional sales generated by such cross-mailing will more than offset the declines in response rate, we can give no assurance that these expectations will be realized. If we are mistaken, these trends in response rates are likely to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

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

In addition, the number of e-commerce visitors that we are able to convert into purchasers may decline due to, among other things, our inability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner and our inability to keep up with new technologies and e-commerce features. The internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing e-commerce webpages, the www.delias.com and www.alloyapparel.com websites, and our respective systems may become obsolete or unattractive. Developing our e-commerce webpages and other systems entails significant technical and business risks. We may face material delays in introducing new services, products or enhancements. If this happens, our customers may forego the use of our e-commerce webpages and use websites and e-commerce pages of our competitors. We may use new technologies ineffectively, or we may fail to adequately adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

We do not own the content websites that direct customers to our e-commerce webpages, and thus have to depend on Alloy, Inc. to maintain those websites as attractive sites for our target customers.

Pursuant to an agreement with Alloy, Inc., it will continue to own both www.delias.com and www.alloy.com websites, the related e-commerce webpages and the related uniform resource locators (“urls”). Alloy, Inc. also operates www.alloy.com. Although we may transition our e-commerce operations to websites that we own, we will be required to maintain links from those websites to Alloy, Inc. owned websites, and Alloy, Inc. will be required to maintain links from those websites to our websites. Alloy, Inc. will continue to provide the community and content on each of those websites, and we will have no control over any of such community or content. Because a significant portion of our direct marketing sales come from our e-commerce sites, if Alloy, Inc. fails to maintain those websites, or fails to maintain those websites as attractive sites for the target audiences, our e-commerce activities may suffer.

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

We expect that our total capital expenditures, net of landlord allowances, primarily the costs to relocate or remodel existing stores and relocate our data center, will be approximately $1.3 million in fiscal 2013. Although, we currently expect that the sum of our current cash on hand and our current cash flows from operations and availability under our Credit Agreement will be sufficient to fund our near-term operations, including but not limited to, any retail store openings or remodels, our expectations may be wrong. If we are wrong, we may need to obtain additional debt or equity financing in the future to fund fully our operations and any retail store expansion, which equity financing may be dilutive. In addition, if we decide to significantly accelerate growth of our retail operations, additional debt or equity financing may also be required. The type, timing and terms of the financing selected by us would depend on, among other things, our retail growth plans, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. These sources may not be available to us or, if available, may not be available to us on satisfactory terms.

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

In February, 2003, dELiA*s Brand, LLC, a wholly-owned subsidiary of the Company , entered into a master license agreement with JLP Daisy to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid and upper-tier department stores, in exchange for an up-front payment from JLP Daisy of $16.5 million, which is applied against royalties otherwise due from JLP Daisy for sales of dELiA*s branded merchandise. The initial term of the master license agreement is approximately 10 years, which is subject to an automatic extension under specified circumstances and, at our option, (i) will remain in effect until JLP Daisy recoups its advance and preferred return or (ii) term will immediately expire and JLP Daisy will be entitled to be paid the balance of any unrecouped advance and a preferred return calculated at 6% per year (if not already received). As of February 2, 2013, JLP Daisy has not recouped its advance and preferred return and therefore the master license agreement remains in effect. As part of the master license agreement, dELiA*s Brand, LLC granted to JLP Daisy a security interest in the dELiA*s trademarks and copyrightable artwork, although the only event that would entitle JLP Daisy to exercise its rights in respect of the lien is a termination or rejection of the license or the master license agreement in a bankruptcy proceeding. If we become subject to a bankruptcy proceeding, we could lose the rights to our dELiA*s trademarks, which could have a material adverse effect on our business and operating results.

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

We depend largely upon an outsourced call center and a single distribution facility.

The call center function is outsourced to a third party for our dELiA*s and Alloy e-commerce webpages and catalogs. The distribution for our dELiA*s and Alloy e-commerce webpages and catalogs and all our dELiA*s retail stores are handled from a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of the call center function or distribution facility due to natural disasters, accidents, system failures, expansion or other unforeseen causes could delay or impair our ability to receive orders and distribute merchandise to our customers and retail stores, which could cause our sales to decline. This could have a material adverse effect on our operations and results.

We have recorded impairment charges in the past and we may be required to recognize impairment charges in the future.

Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our business segments. Our determination of whether impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change. We recognized a goodwill impairment charge of $4.5 million related to our direct marketing reporting unit in fiscal 2012.

Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. We have recognized impairment charges of approximately $0.2 million in fiscal 2012 and $0.5 million in fiscal 2011 related to underperforming store locations. We had no impairment charges related to long-lived assets in fiscal 2010.

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

Our business depends largely on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and other merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. We do not have any long-term contracts with any vendor and are not likely to enter into these contracts in the foreseeable future. In addition, many of the vendors that we use are factored and have limited resources, production capacities, and operating histories. Additionally, because the fashion market is volatile and customer taste tends to change rapidly, we must, in order to be successful, identify and obtain merchandise from new third-party brands for which our customers show a preference. As a result, we are subject to the following risks:

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

We believe, based on the country of origin tags that appear on the products we sell, that a substantial portion of the products sold to us by our third-party vendors and domestic importers are produced in factories located in foreign countries, especially in China and other Asian countries. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including, but not limited to, the imposition of import restrictions, could materially harm our operations. Many of our and our vendor’s imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We and our vendors compete with other companies for production facilities and import quota capacity. Our and our vendors’ businesses are also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks, disruption of imports by labor disputes (both in other countries and in the United States) and local business practices.

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

Fluctuations in the cost, availability and quality of raw materials, labor and transportation, could increase our costs.

Fluctuations in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of goods and, accordingly, on our results of operations. The prices for those fabrics depend largely on the market prices for the raw materials used to produce them, including cotton. The price and availability of these raw materials may fluctuate significantly, depending on many factors, including, among other things, crop yields and weather patterns. In addition, the cost of labor at many of our third-party manufacturers has been increasing as the middle class in developing countries continues to grow, and we expect this trend to continue. The cost of transportation has been increasing as well and, if the price of oil remains at current levels or increases, that cost pressure will continue. We may not be able to pass all or a portion of higher raw materials prices, labor or transportation costs on to our customers, which could adversely affect our gross margin and our results of operations.

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

Weather conditions where our stores are located may impact consumer shopping patterns, which alone or together with natural disasters, particularly in areas where our sales are concentrated, could adversely affect our results of operations.

Uncharacteristic or significant weather conditions can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other significant weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Natural disasters in areas where our sales are concentrated could result in significant physical damage to or closure of one or more of our stores or distribution center, and cause delays in the distribution of merchandise from our vendors to our distribution center and stores, which could adversely affect our results of operations by increasing our costs and lowering our sales.

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

Our direct marketing business is subject to federal and state laws regarding the collection, maintenance and disclosure of personally identifiable information we collect and maintain in our databases. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on the e-commerce webpages may adversely affect our business. For example, COPPA currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuse of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the Company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties, any of which could adversely affect our business.

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

If third parties or unauthorized employees of ours are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties or our employees improper access to our customers’ personal information or credit card information, we could be subject to claims of liability. These claims could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or negligence claims. This potential liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability.

In addition, the Federal Trade Commission and state agencies have been investigating various internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptology or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could subject us to claims of liability, damage our reputation and diminish the value of our brands. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to significantly reduce the risk of security breaches, but our failure to prevent such security breaches could subject us to claims of liability, damage our reputation and diminish the value of our brands and cause our sales to decline.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could harm our business.

As noted above in Item 1 under the caption “Governmental Regulation,” we are subject to regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of our Internet or e-commerce services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of e-commerce payment services, and consumer protection. Unfavorable regulations and laws could diminish the on-line demand for our products and services and increase our costs of doing business.

Many of our vendors utilize factors and therefore require letters of credit.

All or a portion of the credit extended by factors to our vendors often is collateralized by standby letters of credit, which we are required to provide and which we currently obtain under our Credit Agreement with GE Capital. Any increases in the amount of such letters of credit required by such factors reduces the amount of availability we have under our Credit Agreement with GE Capital. Any increase in our vendors’ use of factors or decrease in the amount of credit extended by these factors could require us to provide additional standby letters of credit, thereby reducing further the amount of availability, or require us to obtain increased credit lines which may or may not be readily available to us on acceptable terms. Any such decreases could adversely affect our ability to operate our business, including requiring us to reduce other discretionary spending, such as on advertising. Any such event could result in reduced sales.

Our ability to procure merchandise could be adversely affected by changes in our vendors’ factoring arrangements.

Although we do not have a direct relationship with factors, a portion of our vendors who supply us with merchandise have direct factoring arrangements. Vendors who engage in factoring transactions will typically sell their accounts receivable to a factor at a discount in exchange for cash payments, which can be used to finance the business and operations of the vendors.

If the financial condition of our vendors’ factors were to deteriorate and those vendors were unable to procure alternative factoring arrangements, our ability to timely procure merchandise for our stores could be adversely affected. This also could require the devotion of significant time and attention by our management to adequately resolve such matters. In turn, our results of operations and financial condition could suffer.

Our Credit Agreement with GE Capital includes covenants that impose restrictions on our financial and business operations.

Our Credit Agreement contains covenants that restrict the manner in which we conduct our business under certain circumstances. Subject to certain exceptions, these covenants restrict or limit our ability to, among other things:

•	grant liens on assets;

•	merge, consolidate, dissolve or liquidate;

•	incur or guarantee additional indebtedness;

•	make certain investments or acquisitions;

•	engage in certain sales (including the sale of stock); and

•	pay dividends.

If we fail to comply with the covenants and are unable to obtain a waiver or amendment, an event of default would result, and GE Capital could declare outstanding borrowings immediately due and payable. If that should occur, we cannot guarantee that we would have sufficient liquidity at that time to repay or refinance borrowings under the Credit Agreement.

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

We entered into various agreements with Alloy, Inc. prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, Inc. and us following the Spinoff. Certain of these agreements expired by their terms on December 19, 2010. We subsequently entered into certain amended and restated agreements effective December 20, 2010 which expire on December 20, 2015.

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

As of February 2, 2013, we had outstanding options, of which 2,065,336 were vested, to purchase 3,050,086 shares of common stock at a weighted average exercise price of $3.84 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. Our stockholders will experience dilution as these stock options are exercised.

We have a shelf registration statement which, if utilized, may dilute the equity interests of our existing stockholders and adversely affect earnings per share.

We have a shelf registration statement in which the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights. Our stockholders may experience dilution if an equity transaction is consummated. To date, no securities of the Company have been issued under this shelf registration statement.

If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The Nasdaq Global Market. Nasdaq has requirements we must meet in order to remain listed on The Nasdaq Global Market, including that we maintain a minimum closing bid price of $1.00 per share of our common stock. The closing bid price of our common stock has been below $1.00 per share since April 11, 2013. If the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. If this occurs, we expect that we would receive written notification from Nasdaq and would then have a 180-day period to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock be at least $1.00 per share for at least 10 consecutive trading days. If we are unable to do so, our common stock may be delisted from The Nasdaq Global Market and transferred to a listing on The Nasdaq Capital Market, or delisted from Nasdaq altogether. There can be no assurance that we will be able to maintain or regain compliance with the requirements for listing our common stock on The Nasdaq Global Market, or we would be eligible for transfer to The Nasdaq Capital Market and remain in compliance with the requirements for listing on that market. The failure to maintain our listing on The Nasdaq Global Market or to qualify for listing on The Nasdaq Capital Market could have an adverse effect on the market price and liquidity of our shares of common stock.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Further, we are prohibited under the terms of the Credit Agreement from paying dividends. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions imposed by applicable law and other factors our board deems relevant. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholders may lose some or all of their investment in our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information as of February 2, 2013 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained, in good operating condition and otherwise adequate for our business operations.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office	52,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	399,400

The following table sets forth information regarding the states in which we operate retail stores as of February 2, 2013, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	Minnesota	2
Arizona	2	Missouri	3
California	3	Nebraska	1
Colorado	1	New Hampshire	2
Connecticut	2	New Jersey	8
Delaware	1	New York	8
Florida	6	North Carolina	3
Georgia	3	Ohio	6
Illinois	5	Pennsylvania	5
Indiana	3	Rhode Island	1
Iowa	1	South Carolina	2
Louisiana	1	Tennessee	4
Maine	2	Texas	9
Maryland	3	Virginia	2
Massachusetts	6	Washington	1
Michigan	3	West Virginia	1
		Wisconsin	3

		TOTAL STORES	104

Item 3.	Legal Proceedings

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

Not applicable.

Executive Officers of the Registrant

Walter Killough, age 58, has served as our Chief Executive Officer (CEO) since May 2010, and had served as Chief Operating Officer and a director since December 2005. On March 28, 2013, we announced that Mr. Killough, who we previously announced would leave the Company at or about April 1, 2013, has agreed to continue to serve as our chief executive officer on a month-to-month basis as our search for a permanent chief executive officer continues. Mr. Killough joined Alloy, Inc. in March 2003 as a consultant, and served as the Chief Operating Officer of its Retail and Direct Consumer Division from October 2003 until December 2005. Prior to joining Alloy, Inc., Mr. Killough was at J.Crew for 14 years. He was appointed its Chief Operating Officer in 2001, and prior to that served as an executive vice president. As its Chief Operating Officer, he was responsible for all sourcing, catalog circulation and production, warehouse and distribution, retail and direct planning and logistics.

David J. Dick, age 46, has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2, 2009 and had served as the Company’s Vice President, Controller and Chief Accounting Officer since April 2008. Prior to that, Mr. Dick served as Chief Financial Officer of Charlie Brown’s Acquisition Corp., a multi-concept casual dining restaurant operator, from 2006 to 2007, and from 1993 to 2006, worked for Linens ‘n Things, Inc., a specialty retailer of home furnishings, where he held a number of positions including Vice President, Controller and Treasurer. From 1987 to 1992, Mr. Dick worked for Ernst & Young LLP. He is a certified public accountant.

Marc G. Schuback, age 51, has served as our Senior Vice President, General Counsel and Secretary since August 2007. Prior to that, Mr. Schuback served as Vice President, Assistant General Counsel and Assistant Corporate Secretary of Footstar, Inc., a nationwide footwear retailer, from July 1996 to August 2007.

David Diamond, age 45, has served as our Senior Vice President, Human Resources since January, 2004. Prior to joining dELiA*s, Mr. Diamond worked in executive search focused on the retail industry most recently as a partner with Hudson Highland Partners, a subsidiary of Hudson Highland Group Inc. and was previously with Russell Reynolds Associates Inc., Levy-Kerson Ltd. and Whitehead Mann Plc. Prior to that, Mr. Diamond was a merchant with The May Department Stores Company from 1989 to 1996 working in the G. Fox, Filene’s and Lord & Taylor divisions. Mr. Diamond also currently serves on the Board of Trustees of the Direct Marketing Educational Foundation.

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

	Common Stock Price
	High	Low
FISCAL 2012 (Ended February 2, 2013)
First Quarter	$1.62	$1.04
Second Quarter	$1.59	$1.25
Third Quarter	$1.55	$1.14
Fourth Quarter	$1.40	$0.95

FISCAL 2011 (Ended January 28, 2012)
First Quarter	$2.15	$1.52
Second Quarter	$1.99	$1.48
Third Quarter	$1.88	$1.16
Fourth Quarter	$1.45	$1.00

Stockholders

As of April 17, 2013 there were approximately 179 holders of record of the 31,939,615 outstanding shares of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

There were no unregistered sales of our securities during fiscal 2012.

Issuer Purchases of Equity Securities

During fiscal 2012, the Company did not purchase any shares of its Common Stock.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected statements of operations data for fiscal 2012, fiscal 2011, and fiscal 2010 have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO USA, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2012 and 2011 has been derived from the audited financial statements included herein. Selected balance sheet data as of January 29, 2011, January 30, 2010 (“fiscal 2009”) and January 31, 2009 (“fiscal 2008”) and the selected statements of operations data for fiscal years 2009 and 2008 have been derived from audited financial statements and not included herein. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The amounts specified below are for continuing operations only. Our former CCS business is treated as discontinued operations.

	Fiscal Year
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(1):
Net sales	$222,699	$217,152	$220,697	$223,866	$215,620
Cost of goods sold	149,546	148,816	147,242	145,605	138,629

Gross profit	73,153	68,336	73,455	78,261	76,991

Selling, general and administrative expenses	93,433	92,740	95,746	94,939	95,560
Impairment of goodwill	4,462	—	7,611	—	—
Impairment of long-lived assets	181	495	—	454	613
Other operating income	(4,169)	(1,957)	(475)	(1,265)	—

Total operating expenses	93,907	91,278	102,882	94,128	96,173

Operating loss	(20,754)	(22,942)	(29,427)	(15,867)	(19,182)
Interest expense, net	726	577	353	235	309

Loss from continuing operations before taxes	(21,480)	(23,519)	(29,780)	(16,102)	(19,491)
Income tax expense (benefit)	74	(849)	(8,137)	(5,662)	(6,874)

Loss from continuing operations	(21,554)	(22,670)	(21,643)	(10,440)	(12,617)
Income from discontinued operations, including gain on sale, net of income taxes	—	—	—	16	29,776

Net (loss) income	$(21,554)	$(22,670)	$(21,643)	$(10,424)	$17,159

Basic and diluted net (loss) income per share of common stock:
Loss from continuing operations	$(0.69)	$(0.73)	$(0.70)	$(0.34)	$(0.41)
Income from discontinued operations, net of taxes	—	—	—	0.00	0.96

Net (loss) income attributable to common stockholders per share	$(0.69)	$(0.73)	$(0.70)	$(0.34)	$0.55

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,350,931	31,217,185	31,111,878	31,038,999	30,942,877

	Fiscal Year
	2012	2011	2010	2009	2008
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	$16,812	$28,426	$28,074	$41,646	$92,512
Working capital	$10,616	$23,348	$38,892	$40,326	$59,035
Total assets	$94,492	$115,336	$139,703	$169,391	$204,801
Total stockholders’ equity	$41,253	$62,109	$84,044	$105,813	$115,329

RETAIL STORE OPERATING DATA:
Total retail store revenues (in thousands)	$125,595	$123,223	$122,444	$118,484	$113,063
Comparable store sales (decrease) increase(2)	5.2%	0.1%	(4.1%)	(5.9%)	2.8%
Net sales per store (in thousands)	$1,185	$1,072	$1,065	$1,140	$1,200
Sales per gross square foot	$299	$279	$286	$301	$317
Average square footage per store	3,841	3,844	3,827	3,828	3,815
Number of stores	104	113	114	109	97
Total square footage (in thousands)	399.4	434.4	436.3	417.3	370.1
Percent (decrease) increase in total square footage	(8.1%)	(0.4%)	4.6%	12.8%	13.2%

DIRECT MARKETING OPERATING DATA (in thousands):
Total direct marketing revenues	$97,104	$93,929	$98,253	$105,382	$102,557
Number of catalogs circulated	36,534	38,758	43,271	46,059	46,465

(1)	The Company sold its CCS business in November 2008, thus the results of the CCS business have been reported as discontinued operations. See Note 15 to the consolidated financial statements for financial data by reportable segment.
(2)	The Company considers a store comparable after it has been open for fifteen full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within the past year. If a store is closed during a fiscal quarter, it is removed from the computation of comparable store sales for that fiscal quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategy is to improve upon our position as a direct marketing company; to increase productivity in our dELiA*s retail stores; and to carry out such strategy while controlling costs. In addition, our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business while continuing extended offerings online and in our catalogs.

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

Recent Developments

On March 28, 2013, we announced that we had retained Janney Montgomery Scott LLC (“Janney”), as strategic advisor to our Board of Directors with an initial focus on the potential disposition of the Company’s Alloy brand. We believe this potential disposition will allow management to concentrate its efforts on the dELiA*s business. Our Board of Directors has not set a definitive timetable for any transaction, and there can be no assurance that Janney’s will result in any specific action or transaction. We do not intend to disclose or comment on developments until such time as our Board of Directors takes action, if any, or otherwise considers disclosure appropriate or required.

On March 28, 2013, we also announced that Walter Killough, our chief executive officer, who we previously announced would leave the Company at or about April 1, 2013, has agreed to continue to serve as our chief executive officer on a month-to-month basis as our search for a permanent chief executive officer continues.

On March 28, 2013, we further announced that Dyan Jozwick, President, dELiA*s Brand, had resigned from the Company. The Company has retained a senior merchandise consultant with relevant experience to oversee our merchandising functions on an interim basis.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended February 2, 2013 was a 53-week fiscal year, while January 28, 2012, and January 29, 2011 were both 52-week fiscal years. We refer to the extra week in fiscal 2012 as the “53rd week”.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2012	2011	2010
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.2%	68.5%	66.7%

Gross profit	32.8%	31.5%	33.3%

Operating expenses:
Selling, general and administrative expenses	42.0%	42.7%	43.4%
Impairment of goodwill	2.0%	0.0%	3.4%
Impairment of long-lived assets	0.1%	0.2%	0.0%
Other operating income	(1.9%)	(0.9%)	(0.2%)

Total operating expenses	42.2%	42.0%	46.6%

Operating loss	(9.4%)	(10.5%)	(13.3%)
Interest expense, net	0.3%	0.3%	0.2%

Loss before provision (benefit) for income taxes	(9.7%)	(10.8%)	(13.5%)
Provision (benefit) for income taxes	0.0%	(0.4%)	(3.7%)

Net loss	(9.7%)	(10.4%)	(9.8%)

Fiscal 2012 Compared with Fiscal 2011 (53 weeks vs. 52 weeks)

Revenues

Total Revenues

Total revenues increased 2.6% to $222.7 million in fiscal 2012 from $217.2 million in fiscal 2011. Revenue from the retail segment comprised 56.4% of total revenue for fiscal 2012 as compared to 56.7% in fiscal 2011, and revenue from the direct segment comprised 43.6% of total revenue for fiscal 2012 as compared to 43.3% for fiscal 2011. The 53rd week added incremental revenues of approximately $2.9 million.

Direct Marketing Revenues

Direct marketing revenues increased 3.4% to $97.1 million in fiscal 2012 from $93.9 million in fiscal 2011. The increase in revenue is attributable to an increase in full price selling and the 53rd week added incremental revenues of approximately $1.7 million.

Retail Store Revenues

Retail store revenues increased 1.9% to $125.6 million in fiscal 2012 from $123.2 million in fiscal 2011. The increase in revenue was driven by a comparable store sales increase of 5.2% (fiscal 2012 includes a fifty-third week and therefore the fiscal 2012 comparable sales are compared to the fifty-three week period ended February 4, 2012 for the prior year) partially offset by a reduction in store count.

The following table sets forth select operating data in connection with the revenues of our Company:

	For Fiscal Years Ended
	2012		2011
Channel Net Sales (in thousands):
Retail	$125,595		$123,223
Direct:
Phone	3,836		6,872
Internet	93,268		87,057

	97,104		93,929

	$222,699		$217,152

Catalogs Mailed (in thousands)	36,534		38,758

Number of Stores:
Beginning of Period	113		114
Stores Opened *	1	*	4	**
Stores Closed *	10	*	5	**

End of Period	104		113

Total Gross Sq. Ft @ End of Period (in thousands)	399.4		434.4

*	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2012.
**	Totals include two stores that were closed, remodeled and reopened during fiscal 2011, and one store that was closed and relocated to an alternative site in the same mall during fiscal 2011.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2012 was $73.2 million or 32.8% of revenues, as compared to $68.3 million, or 31.5% of revenues in fiscal 2011. The increase in gross profit percentage was principally due to increased merchandise margins and the leveraging of reduced occupancy costs partially offset by higher shipping costs.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2012 was $40.6 million or 41.9% of revenues, as compared to $41.2 million, or 43.9% of revenues in fiscal 2011. The decrease in gross profit percentage and in dollars was principally due to increased shipping costs.

Retail Store Gross Profit

Retail store gross profit for fiscal 2012 was $32.5 million or 25.9% of revenues, as compared to $27.1 million, or 22.0% of revenues in fiscal 2011. The increase in gross profit percentage and in dollars was primarily due to increased merchandise margins and the leveraging of reduced occupancy costs.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative (“SG&A”) expenses decreased to 42.0% in fiscal 2012 from 42.7% in fiscal 2011. This decrease was primarily attributable to lower selling and depreciation expenses in the retail segment. In total dollars, SG&A expenses increased 0.7% to $93.4 million in fiscal 2012 from $92.7 million in fiscal 2011.

Direct Marketing Selling, General and Administrative

As a percentage of revenues, SG&A expenses increased to 49.0% in fiscal 2012 from 47.9% in fiscal 2011. The increase in SG&A expenses as a percentage of revenues reflects the deleveraging of selling and overhead expenses. In dollars, direct marketing SG&A expenses increased 5.6% to $47.5 million in fiscal 2012 from $45.0 million in fiscal 2011. The increase reflects higher selling and overhead expenses.

Retail Store Selling, General and Administrative

As a percentage of revenues, SG&A expenses decreased to 36.5% in fiscal 2012 from 38.7% in fiscal 2011. In dollars, retail store SG&A expenses decreased 3.9% to $45.9 million in fiscal 2012 from $47.7 million in fiscal 2011. The decrease in SG&A expenses in dollars and as a percentage of revenues reflects lower selling and depreciation expenses partially offset by increased overhead costs.

Impairment of Goodwill

As a result of our annual goodwill impairment analysis, we recognized a goodwill impairment charge related to the direct marketing reporting unit of $4.5 million in fiscal 2012 primarily as a result of the current and projected future performance of the Alloy business.

Impairment of Long-Lived Assets

We recognized impairment of long-lived assets related to under-performing stores of $0.2 million and $0.5 million in fiscal 2012 and fiscal 2011, respectively.

Other Operating Income

Other operating income, which represents breakage income, was $4.2 million for fiscal 2012 compared to $2.0 million in fiscal 2011. The increase was due to reduced redemption rates for gift cards issued in fiscal 2010.

Loss from Operations

Total Loss from Operations

Our total loss from operations before interest expense and income taxes was $20.8 million in fiscal 2012 as compared to a loss of $22.9 million in fiscal 2011.

Loss from Direct Marketing Operations

Direct marketing loss from operations was $7.6 million in fiscal 2012 as compared to a loss of $2.2 million in fiscal 2011. The fiscal 2012 loss included the goodwill impairment charge of $4.5 million noted above. The remainder of the loss was attributable to increased shipping, selling and overhead costs partially offset by higher breakage income.

Loss from Retail Store Operations

Our loss from retail store operations was $13.1 million in fiscal 2012, as compared to $20.8 million in fiscal 2011. This decrease was primarily attributable to higher merchandise margins as well as decreased occupancy costs and depreciation expense.

Interest Expense, net

We recognized net interest expense of $0.7 million and $0.6 million in fiscal 2012 and fiscal 2011, respectively. Interest expense was related to costs from our credit facilities with GE Capital and Wells Fargo Retail Finance II, LLC (“Wells Fargo”). Interest income was earned from cash balances in banks.

Income Tax Benefit

We recorded income tax expense of $0.1 million in fiscal 2012, compared with a benefit of $0.8 million in fiscal 2011. The fiscal 2011 benefit included adjustments related to the filing of our fiscal 2010 income tax return. The Company did not recognize any tax benefit in fiscal 2012 for federal taxes since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2012 NOL. The effective tax rates for fiscal 2012 and 2011 were 0% and 4%, respectively.

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

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2011 was $41.2 million or 43.9% of revenues, as compared to $44.0 million, or 44.8% of revenues in fiscal 2010. The decrease in gross profit percentage and in dollars was principally due to reduced merchandise margins and increased shipping costs.

Retail Store Gross Profit

Retail store gross profit for fiscal 2011 was $27.1 million or 22.0% of revenues, as compared to $29.4 million, or 24.0% of revenues in fiscal 2010. The decrease in gross profit percentage and in dollars was primarily due to reduced merchandise margins related to markdowns.

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

Direct Marketing Selling, General and Administrative

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

Retail Store Selling, General and Administrative

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

Total Loss from Operations

Our total loss from operations before interest expense and income taxes was $22.9 million in fiscal 2011 as compared to a loss of $29.4 million in fiscal 2010.

Loss from Direct Marketing Operations

Direct marketing loss from operations was $2.2 million in fiscal 2011 as compared to a loss of $9.9 million in fiscal 2010. The fiscal 2010 loss included the goodwill impairment charge of $7.6 million noted above.

Loss from Retail Store Operations

Our loss from retail store operations was $20.8 million in fiscal 2011, as compared to $19.5 million in fiscal 2010. This increase was primarily attributable to lower merchandise margins, increased occupancy costs, and the impairment of long-lived assets related to under-performing stores noted above.

Interest Expense, net

We recognized net interest expense of $0.6 million and $0.4 million in fiscal 2011 and fiscal 2010, respectively. Interest expense was related to costs from our credit facilities with GE Capital and Wells Fargo. Interest income was earned from cash balances in money market accounts.

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

As of February 2, 2013, availability under the Credit Facility was $5.1 million, net of outstanding letters of credit of $11.9 million.

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

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 70% of our merchandise payments are made to factors. The credit extended by these factors is enhanced by standby letters of credit that we provide as collateral for our obligations to our vendors, which directly reduce the amount available to us under our Credit Agreement.

We expect our current cash balance, cash flow from operations and availability under our Credit Agreement will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the end of our current fiscal year. However, if cash balances, cash flow from operations and availability under our Credit Agreement are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, and may not be able to operate our business as planned which could lead to a reduction in capital expenditures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash used in operating activities was $7.1 million for fiscal 2012 compared to net cash provided by operating activities of $5.3 million in fiscal 2011 and net cash used in operating activities of $7.8 million in fiscal 2010. Cash used in operating activities in fiscal 2012 was mainly due to the funding of the net operating loss. Cash provided by operating activities in fiscal 2011 was due to the receipt of an income tax refund, receipt of restricted cash which previously supported our outstanding letters of credit under the Wells Fargo Agreement and the timing of vendor payments, offset by the funding of the net operating loss. Cash used in operating activities in fiscal 2010 was primarily due to the funding of the net operating loss and the timing of vendor payments.

Net cash used in investing activities was $4.5 million in fiscal 2012, $4.0 million in fiscal 2011, and $5.8 million in fiscal 2010. The $4.5 million used in fiscal 2012 was due primarily to capital expenditures associated with investments in technology , the construction of a new retail store, and store refurbishing projects. The $4.0 million used in fiscal 2011 was due primarily to capital expenditures associated with the construction of our new retail stores, store refurbishing projects and investments in technology. The $5.8 million used in fiscal 2010 was due primarily to capital expenditures associated with the construction of new retail stores. During fiscal 2013, we expect capital expenditures to be approximately $1.3 million, net of tenant allowances.

Net cash provided by financing activities was $0- in fiscal 2012 compared to net cash used in financing activities of $0.9 million in fiscal 2011 and net cash provided by financing activities of $12,000 in 2010. Cash used in financing activities in fiscal 2011 related to costs incurred to obtain the Credit Agreement. Cash provided by financing activities in fiscal 2010 related to proceeds received from the exercise of employee stock options.

Contractual Obligations

The following table presents our significant contractual obligations as of February 2, 2013:

		Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations(1)	$83,324	$15,948	$32,047	$22,382	$12,947
Purchase Obligations(2)	21,541	21,541	—	—	—
Future Severance-Related Payments(3)	1,049	1,049	—	—	—

Total	$105,914	$38,538	$32,047	$22,382	$12,947

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments primarily consist of severance agreements with existing employees.

We have long-term noncancelable operating lease commitments for retail stores and office space.

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

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that we determine redemption to be remote, we reverse our liability and record breakage income. The Company recorded $4.2 million, $2.0 million and $0.5 million of breakage income in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets. Deferred catalog costs as of February 2, 2013 and January 28, 2012 were approximately $1.7 million and $2.1 million, respectively.

Catalog costs expensed for fiscal 2012, 2011, and 2010 were approximately $21.5 million, $21.2 million, and $22.8 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

As a result of our annual goodwill impairment analysis, we recognized a goodwill impairment charge related to the direct marketing reporting unit of $4.5 million in fiscal 2012 primarily as a result of the current and projected future performance of the Alloy business. There was no goodwill impairment charge in fiscal 2011 and a $7.6 million charge in fiscal 2010. See Note 4 for discussion on the fiscal 2012 and fiscal 2010 goodwill impairment charges with respect to our direct marketing segment.

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

We recorded impairment charges of approximately $0.2 million and $0.5 million for fiscal 2012 and fiscal 2011, respectively, related to under-performing stores. There were no impairment charges recorded for fiscal 2010.

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

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2008, 2009, 2010 and 2011. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Recently Adopted Standard

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2012 with no impact on its consolidated financial statements.

Recently Issued Standards

In July 2012, the FASB issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. If entities determine, based on qualitative factors, the fair value of the asset is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt this guidance for the fiscal year beginning February 3, 2013 and does not expect the adoption will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the Credit Agreement to facilitate the purchase of merchandise.

dELiA*s Brand, LLC, one of our subsidiaries, entered into a license agreement in 2003 with JLP Daisy that grants JLP Daisy exclusive rights (except for our rights) to use the dELiA*s trademarks and copyrightable artwork to advertise, promote and market the licensed products, and to sublicense to permitted sublicensees the right to use the trademarks and artwork in connection with the manufacture, sale and distribution of the licensed products to approved wholesale customers. See Note 12 to the consolidated financial statements for further discussion of this license agreement.

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

Inflation

In general, our costs, some of which include postage, paper, cotton, freight and energy costs, are affected by inflation and we may experience the effects of inflation in future periods. We believe, however, that such effects have not been material to us during the past year.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

From time to time, we have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured financial institutions that are in excess of the federally insured limit. Since expanded deposit protection under the Dodd-Frank Wall Street Reform Act expired on December 31, 2012, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of the federally insured limits. As of February 2, 2013, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

As at February 2, 2013, we had no outstanding borrowings under our Credit Agreement. However, to the extent that we borrow under our Credit Agreement, we are exposed to market risk related to changes in interest rates. Loans under our Credit Agreement bear interest based at variable rates. Accordingly, any increase or decrease in the applicable interest rate on our borrowings under the Credit Agreement would increase or decrease interest expense and, accordingly, affect our net income or loss.

We are also indirectly exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. Changes in the cost of fabrics or other raw materials used to manufacture our merchandise may be passed on to us, in whole or in part, in the form of changes in our cost of goods, and, if so, would affect our cost of goods and our results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 2, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, February 2, 2013, our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of February 2, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 2, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information with respect to our executive officers set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” the response to this item is incorporated by reference from the discussion responsive thereto under the captions “CORPORATE GOVERNANCE AND INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS”—“The Board of Directors,”—“Corporate Governance and Nominating Committee, “ Codes of Business Conduct and Ethics” and “Information About Directors and Executive Officers, “ and “OTHER MATTERS”—in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year ended February 2, 2013.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “EXECUTIVE COMPENSATION” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2013, except that the section in the definitive proxy statement entitled “EXECUTIVE COMPENSATION”—“Compensation Committee Report” shall not be deemed incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “INFORMATION ABOUT DELIA*S SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION”—“Equity Compensation Plan Information” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “CORPORATE GOVERNANCE AND INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS”—“The Board of Directors” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2013.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Audit Fees,” Policy of Audit Committee on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Percentage of Audit Services Pre-Approved” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended February 2, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

(1)	Consolidated Financial Statements.

The financial statements required by this item are set forth on pages F-1 through F-26 of this Annual Report on Form 10-K, and are incorporated by reference herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. (the “Company”) as of February 2, 2013 and January 28, 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s, Inc. at February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP

New York, NY

April 23, 2013

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	February 2, 2013	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,812	$28,426
Inventories, net	30,544	30,937
Prepaid catalog costs	1,702	2,111
Other current assets	5,297	3,556

TOTAL CURRENT ASSETS	54,355	65,030
PROPERTY AND EQUIPMENT, NET	36,797	42,588
GOODWILL	—	4,462
INTANGIBLE ASSETS, NET	2,419	2,419
OTHER ASSETS	921	837

TOTAL ASSETS	$94,492	$115,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,018	$24,199
Accrued expenses and other current liabilities	12,098	16,747
Income taxes payable	623	736

TOTAL CURRENT LIABILITIES	43,739	41,682
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	9,500	11,545

TOTAL LIABILITIES	53,239	53,227

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value; 25,000,000 shares authorized, none issued	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 31,939,615 and 31,726,645 shares issued and outstanding, respectively	32	32
Additional paid-in capital	99,942	99,244
Accumulated deficit	(58,721)	(37,167)

TOTAL STOCKHOLDERS’ EQUITY	41,253	62,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,492	$115,336

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
NET REVENUES	$222,699	$217,152	$220,697
Cost of goods sold	149,546	148,816	147,242

GROSS PROFIT	73,153	68,336	73,455

Selling, general and administrative expenses	93,433	92,740	95,746
Impairment of goodwill	4,462	—	7,611
Impairment of long-lived assets	181	495	—
Other operating income	(4,169)	(1,957)	(475)

TOTAL OPERATING EXPENSES	93,907	91,278	102,882

OPERATING LOSS	(20,754)	(22,942)	(29,427)
Interest expense, net	726	577	353

LOSS BEFORE INCOME TAXES	(21,480)	(23,519)	(29,780)
Provision (benefit) for income taxes	74	(849)	(8,137)

NET LOSS	$(21,554)	$(22,670)	$(21,643)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	$(0.69)	$(0.73)	$(0.70)

WEIGHTED AVERAGE BASIC & DILUTED COMMON SHARES OUTSTANDING	31,350,931	31,217,185	31,111,878

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Total
	Shares	Value
Balance January 30, 2010	31,309,216	$31	$98,636	$7,146	$105,813

Issuance of restricted stock	114,940	0	(0)	—	—
Shares issued pursuant to exercise of stock options	8,375	0	12	—	12
Stock-based compensation	—	—	827	—	827
Adjustment to reflect a deferred tax liability for indefinite-lived intangible asset	—	—	(965)	—	(965)
Net loss	—	—	—	(21,643)	(21,643)

Balance January 29, 2011	31,432,531	31	98,510	(14,497)	84,044

Issuance of restricted stock	294,114	0	(0)	—	—
Stock-based compensation	—	—	734	—	734
Net loss	—	—	—	(22,670)	(22,670)

Balance January 28, 2012	31,726,645	32	99,244	(37,167)	62,109

Issuance of restricted stock, net of cancellations	212,970	0	(0)	—	—
Stock-based compensation	—	—	698	—	698
Net loss	—	—	—	(21,554)	(21,554)

Balance February 2, 2013	31,939,615	$32	$99,942	$(58,721)	$41,253

See accompanying notes to consolidated financial statements

dELiA*s Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,554)	$(22,670)	$(21,643)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,908	11,446	10,669
Amortization of deferred financing fees	180	140	—
Accelerated depreciation on early lease terminations	694	—	—
Impairment of goodwill	4,462	—	7,611
Impairment of long-lived assets	181	495	—
Deferred income taxes	—	—	1,138
Stock-based compensation	698	734	827
Changes in operating assets and liabilities:
Inventories	393	1,088	1,677
Prepaid catalog costs and other assets	(1,597)	8,742	1,064
Restricted cash	—	8,268	(728)
Income taxes payable	(113)	(6)	9
Accounts payable, accrued expenses and other liabilities	675	(2,951)	(8,389)

Total adjustments	14,481	27,956	13,878

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,073)	5,286	(7,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,541)	(4,015)	(5,819)

NET CASH USED IN INVESTING ACTIVITIES	(4,541)	(4,015)	(5,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	—	—	12
Payments for deferred financing costs	—	(919)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(919)	12

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,614)	352	(13,572)
CASH AND CASH EQUIVALENTS, beginning of period	28,426	28,074	41,646

CASH AND CASH EQUIVALENTS, end of period	$16,812	$28,426	$28,074

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$577	$1,273	$183

Cash paid during the period for taxes	$168	$174	$191

Capital expenditures incurred not yet paid	$305	$928	$402

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

1. Business and Basis of Presentation

Business

We are a multi-channel retail company comprised of two lifestyle brands primarily marketing to teenage girls and young women. Our two lifestyle brands—dELiA*s and Alloy—generate revenue by selling to consumers through the integration of e-commerce websites, direct mail catalogs and, for dELiA*s, mall-based retail stores. Through our e-commerce webpages and catalogs, we sell many name brand products along with our own proprietary brand products in key spending categories directly to consumers, including apparel and accessories. Our mall-based retail stores derive revenue primarily from the sale of apparel and accessories to teenage girls.

On March 28, 2013, we announced that we have retained Janney Montgomery Scott LLC as strategic advisor to the Board of Directors with an initial focus on the potential disposition of our Alloy brand. We believe this potential disposition will allow management to concentrate its efforts on the dELiA*s business.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31st, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. We refer to the 53-week year ended February 2, 2013 as “fiscal 2012”, and to the 52-week fiscal year ended January 28, 2012 as “fiscal 2011”, and to the 52-week fiscal year ended January 29, 2011 as “fiscal 2010”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Risk

We collect payment for all merchandise, and perform credit card authorizations and check verifications for all customers prior to shipment or delivery. Our cash equivalents include amounts derived from credit card purchases from customers and are typically settled within two to four days. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables and payables approximated fair value due to the short maturity of these financial instruments.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and credit card receivables. Credit card receivable balances included in cash and cash equivalents as of February 2, 2013 and January 28, 2012 were approximately $1.4 million and $1.6 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of February 2, 2013 and January 28, 2012 were approximately $1.7 million and $2.1 million, respectively. Catalog costs expensed for fiscal 2012, fiscal 2011 and fiscal 2010 were approximately $21.5 million, $21.2 million, and $22.8 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

We perform valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons as well as a cost approach. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, revenue growth rates, projected long-term growth rates, royalty rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

As a result of our annual goodwill impairment analysis as of February 2, 2013, we recognized a goodwill impairment charge related to the direct marketing reporting unit of $4.5 million in fiscal 2012 primarily as a result of the current and projected future performance of the Alloy business. See Note 4 for discussion on the fiscal 2012 and fiscal 2010 $7.6 million goodwill impairment charges with respect to our direct marketing segment.

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

We recorded impairment charges of approximately $0.2 million and $0.5 million for fiscal 2012 and fiscal 2011, respectively, related to under-performing stores (see Note 3). There were no impairment charges related to long-lived assets recorded for fiscal 2010.

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce webpages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, Inc. Alloy, Inc. arranges these advertising services on our behalf pursuant to a media services agreement entered into in connection with the Spinoff which was amended and restated effective December 2010 (see Note 11 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $0.3 million, $0.7 million, and $0.4 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that the Company determines redemption to be remote, we reverse our liability and record breakage income. The Company recorded approximately $4.2 million, $2.0 million and $0.5 million of breakage income in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, which is recorded in other operating income in the consolidated financial statements.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, supplies and payroll expenses. These costs are expensed as incurred.

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

Interest Expense (Income), Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts. Interest income for fiscal 2012, fiscal 2011, and fiscal 2010 was $-0-, $3,000, and $17,000, respectively. Interest expense primarily relates to the credit facilities with GE Capital and Wells Fargo (which was terminated in May 2011). Interest expense for fiscal 2012, fiscal 2011, and fiscal 2010 was $0.7 million, $0.6 million, and $0.4 million, respectively.

Net (loss) Income Per Share

We have outstanding restricted stock grants that contain nonforfeitable rights to dividends (whether paid or unpaid) which qualify these shares as participating securities, requiring them to be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of unvested restricted stock not classified as participating securities and common shares issuable upon exercise of stock options or warrants. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised and all outstanding restricted shares have vested. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

	For The Fiscal Years Ended
	2012	2011	2010
	(in thousands)
Weighted average common shares outstanding—basic	31,351	31,217	31,112
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	—	—	—

Weighted average common and common equivalent shares outstanding—fully diluted	31,351	31,217	31,112

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, is detailed in the following table:

	For The Fiscal Years Ended
	2012	2011	2010
	(in thousands)
Stock options	3,050	3,096	5,663
Warrants	215	215	879
Restricted stock	590	504	314

Total	3,855	3,815	6,856

Operating leases

The Company leases property for its stores and its corporate headquarters under operating leases. Operating lease agreements typically contain construction allowances, rent escalation clauses and/or contingent rent provisions.

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

Certain store leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Adopted Standard

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2012 with no impact on its consolidated financial statements.

Recently Issued Standards

In July 2012, the FASB issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. If entities determine, based on qualitative factors, the fair value of the asset is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt this guidance for the fiscal year beginning February 3, 2013 and does not expect the adoption will have a material impact on its consolidated financial statements.

3. Property and Equipment, net

Property and equipment (net) consisted of the following:

	Fiscal Year
	2012	2011
	(in thousands)
Construction in progress	$789	$1,236
Computer equipment	14,576	11,730
Machinery and equipment	99	125
Office furniture and store fixtures	18,158	20,204
Leasehold improvements	52,275	55,371
Building	7,559	7,559
Land	500	500

	93,956	96,725
Less: accumulated depreciation and amortization	(57,159)	(54,137)

	$36,797	$42,588

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $9.6 million (including $0.7 million of accelerated depreciation on early lease terminations),

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$11.4 million, and $10.7 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively. In fiscal 2012, approximately $5.9 million of fully depreciated assets no longer in use were written off.

Based upon our impairment analysis of long-lived assets during fiscal 2012 and 2011, we recognized impairment charges of approximately $0.2 million and $0.5 million, respectively, related to under-performing stores. There were no long-lived asset impairment charges recognized for fiscal 2010.

4. Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

	Fiscal Year
	2012	2011
	(in thousands)
Non-amortizable intangible assets:
Trademarks	$2,419	$2,419

Goodwill	$—	$4,462

The Company performed its annual goodwill impairment test as of February 2, 2013, and concluded that the carrying value of its direct marketing reporting unit goodwill exceeded the implied fair value based on the estimated fair value of the direct marketing reporting unit. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $4.5 million for fiscal 2012 primarily as a result of the current and projected future performance of the Alloy business. In fiscal 2010, the Company recorded a pre-tax non-cash impairment charge of $7.6 million and there was no impairment charge in fiscal 2011.

Additionally, based on the annual impairment test performed as of February 2, 2013, the Company concluded that its indefinite-lived intangible assets were not impaired. There were no impairment charges as a result of the 2011 or 2010 impairment analysis for indefinite-lived intangible assets.

Refer to Note 2, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets and Impairment of Long Lived Intangible Assets”, for further details regarding our procedure for evaluating goodwill and other intangible assets for impairment.

5. Credit Facility

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with GE Capital in its capacity as a lender, the “Lenders”, currently GE Capital is the only Lender), which replaced the Company’s previous letter of credit agreement, as amended, with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) (the “Wells Fargo Agreement”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $25 million, including a $15 million sublimit for the issuance of letters of credit and a swingline loan facility of $5 million. Under the Credit Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25 million. The Credit Agreement has a term of five years and matures on May 26, 2016. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 2, 2013, availability under the Credit Facility was $5.1 million, net of outstanding letters of credit of $11.9 million.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year
	2012	2011
	(in thousands)
Accrued sales tax	$487	$1,426
Accrued payroll, bonus, taxes and withholdings	902	1,504
Short-term tenant allowances	887	877
Credits due to customers	4,833	7,866
Allowance for sales returns	836	962
Other accrued expenses	4,153	4,112

	$12,098	$16,747

7. Long-Term Liabilities

Deferred Credits

Deferred credits consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores and home office under operating leases generally with terms of seven to ten years. Some of these

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at February 2, 2013 and January 28, 2012 was $5.0 million and $6.0 million, respectively, of deferred rent liability, and $3.5 million and $4.6 million, respectively, of tenant allowances.

8. Stock-Based Compensation

Under the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan, we may grant incentive stock options, nonqualified stock options and restricted stock to employees (including officers), non-employee directors and consultants. Grants for stock options generally vest and become exercisable annually in equal installments over a four-year period and expire 10 years after the grant date, while restricted stock generally vests and becomes exercisable annually in equal installments over a three-year period. Shares available for future equity grants at February 2, 2013 and January 28, 2012 totaled 4.0 million and 3.9 million, respectively.

The Company accounts for share-based compensation under the provisions of ASC 718 Compensation-Stock Compensation, which requires share-based compensation for equity awards to be measured based on estimated fair values at the date of grant.

The Company recorded stock-based compensation expense (including expense for restricted stock) of $0.7 million, $0.7 million, and $0.8 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in our consolidated statements of operations.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

The per share weighted average fair value of stock options granted during fiscal 2012, fiscal 2011, and fiscal 2010 were $0.81, $0.93, and $1.14, respectively. The fair value of each option grant was estimated using the following weighted average assumptions:

	For the Fiscal Years Ended
	2012	2011	2010
Risk-free interest rates	1.21%	2.05%	2.58%
Expected lives	6.25 years	6.25 years	6.25 years
Expected volatility	60%	60%	62%
Expected dividend yields	—	—	—

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity during fiscal 2012:

	2012
	Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Life (years)
Options outstanding as of January 28, 2012	3,096,288	$4.71
Options granted	534,250	1.44
Options exercised	—	—
Options cancelled or expired	(580,452)	6.23

Outstanding as of February 2, 2013	3,050,086	$3.84	5.62

Exercisable as of February 2, 2013	2,065,336	$4.92	4.27

The intrinsic value of stock options exercised during fiscal 2012, fiscal 2011, and fiscal 2010 was approximately $-0-, $-0-, and $2,000, respectively. There were no aggregate intrinsic values of stock options outstanding and stock options exercisable at February 2, 2013.

As of February 2, 2013, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

The fair value of restricted stock awards is calculated based on the stock price on the date of the grant. The weighted average grant date fair values for restricted stock issued during fiscal 2012, fiscal 2011, and fiscal 2010 were $1.17, $1.02, and $1.74, respectively.

The following table summarizes restricted stock activity during fiscal 2012:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2012	406,391	$1.23
Granted	256,410	1.17
Vested	(172,002)	1.36
Forfeited	(42,258)	1.18

Outstanding at February 2, 2013	448,541	$1.15

There were 42,258 restricted shares canceled during fiscal 2012 as a result of a former board member not standing for re-election to the board.

As of February 2, 2013, there was approximately $0.4 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ equity

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to help fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which was controlled by Matthew L. Feshbach, our former Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with approximately $20 million of gross proceeds. Our stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15.2 million. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4.8 million. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $0.9 million and were recorded as a cost of raising capital. The MLF warrants were subsequently split so that MLF Offshore Portfolio Company, LP owned warrants to purchase 206,548 shares of our common stock and MLF Partners 100, LP owned warrants to purchase 8,795 shares of our common stock. Such warrants were distributed on a pro-rata basis to investors as part of the winding up of operations of MLF and its affiliated funds. All 215,343 warrants were outstanding as of February 2, 2013 and January 28, 2012.

Preferred Stock

We are authorized to issue, without stockholder approval, up to 25,000,000 shares of preferred stock, $0.001 par value per share, having rights senior to those of our common stock. In addition, we have 1,000,000 shares of series A junior participating preferred stock authorized, none of which are outstanding as of February 2, 2013.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The components of the benefit for income taxes consist of the following for fiscal:

	2012	2011	2010
	(in thousands)
Current:
State	$117	$178	$228
Federal	(43)	(1,027)	(9,503)

Total current	74	(849)	(9,275)

Deferred:
Federal	—	—	1,138

Total deferred	—	—	1,138

Net income tax expense (benefit)	$74	$(849)	$(8,137)

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	2012	2011	2010
Computed expected tax benefit	(35%)	(35%)	(35%)
State taxes, net of federal benefit	0%	0%	1%
Goodwill impairment	7%	0%	9%
All other—individually less than 5%	1%	(3%)	2%
Change in valuation allowance	27%	34%	(4%)

Total expense (benefit)	0%	(4%)	(27%)

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	February 2, 2013	January 28, 2012
	(in thousands)
Deferred tax assets:
Accruals and reserves	$4,062	$5,134
Plant and equipment	776	1,020
Net operating loss carry forwards	32,590	24,810

Gross deferred tax assets	37,428	30,964
Valuation allowance	(36,393)	(29,764)

Total deferred tax assets	1,035	1,200

Deferred tax liabilities:
Identifiable intangible assets	(1,041)	(1,041)
Other	(959)	(1,124)

Total deferred tax liabilities	(2,000)	(2,165)

Net deferred tax liabilities	$(965)	$(965)

For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $150 million at February 2, 2013, expiring through January 31, 2033. The U.S. Tax Reform Act of

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes and may experience such future changes. As a result, $106 million of our federal NOL carry forwards are limited to $22 million due to this change in ownership event. In addition, the annual limitations may result in the expiration of net operating losses before utilization. For state tax purposes, we have unused NOL carry forwards of approximately $118 million at February 2, 2013 which have expiration dates that vary by jurisdiction.

In fiscal 2010, we recorded an adjustment of $1.0 million to properly present our deferred tax liability, which is included in deferred credits and other long-term liabilities, as related to an indefinite-lived intangible asset acquired at the time of the Spinoff, with a corresponding decrease to additional paid-in capital. This adjustment had no material impact on prior years’ consolidated financial statements.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company does not believe that it is more-likely-than-not that the remaining net deferred tax assets will be realized. For fiscal 2012, the valuation allowance increased by $6.6 million related to increased federal and state tax NOL carry forwards. For fiscal 2011, the valuation allowance increased by $8.7 million related to increased federal and state tax NOL carry forwards. For fiscal 2010, the valuation allowance increased by $1.0 million related to the adjustment for the deferred tax liability noted above, and $0.7 million related to increased state tax NOL carry forwards.

At February 2, 2013 and January 28, 2012, the Company had a liability for unrecognized tax benefits of $0.5 million and $0.4 million, respectively, both of which would have favorably affected the Company’s effective tax rate if recognized. Included within the $0.5 million, as of February 2, 2013, is an accrual of $0.2 million for the payment of related interest and penalties. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(in thousands)
Unrecognized Tax Benefit – Beginning of year	$297	$302	$288
Gross increases – tax positions in prior period	54	32	59
Gross decreases – tax positions in prior period	(0)	(13)	(35)
Gross increases – tax positions in current period	5	7	11
Settlements during the period	(4)	(12)	(21)
Lapse of Statute of Limitations	(63)	(19)	—

Unrecognized Tax Benefit – End of Year	$289	$297	$302

The Company recognizes interest related to unrecognized tax benefits in interest expense and any related penalties in income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company recorded an additional $11,400, $5,000 and $5,000 in interest, and $19,400, $5,000 and $10,000 in penalties, for the fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2008, 2009, 2010 and 2011. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

11. Spinoff Related Transactions

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

We recorded revenues of approximately $0.3 million, $0.6 million, and $0.4 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

We recorded expenses of approximately $0.5 million, $0.7 million, and $0.2 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

Leases

We lease dELiA*s retail stores and office space under noncancelable operating leases with various expiration dates through February 2023. As of February 2, 2013, future net minimum lease payments are as follows:

Fiscal Year:	Operating Leases
(in thousands)
2013	$15,948
2014	16,232
2015	15,815
2016	13,158
2017	9,224
Thereafter	12,947

Total minimum lease payments	83,324

Sublease rental	819

Net rentals	$82,505

Most of the dELiA*s retail store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession, including any lease renewals deemed to be probable. In addition, most of the leases require payment of real estate taxes, certain common area and maintenance costs (“CAM”) and other related charges in addition to the future minimum operating lease payments. We sublease a portion of our office space. The minimum lease payments presented above do not include real estate taxes, CAM or other related charges. Total real estate taxes, CAM and other related charges for fiscal 2012, fiscal 2011 and fiscal 2010 were $11.2 million, $11.6 million and $11.6 million, respectively.

Total rent expense, excluding real estate taxes, CAM and other related charges, during fiscal 2012, fiscal 2011 and fiscal 2010 was $17.6 million, $18.2 million, and $17.7 million, respectively. There were no contingent excess rent payments made during these periods.

Sales Tax

At present, with respect to Alloy, sales or other similar taxes are collected in respect of direct shipments of goods to consumers located primarily in states where Alloy has a physical presence or personal property. With respect to the dELiA*s website and catalogs, sales or other similar taxes are collected primarily in states where we have dELiA*s retail stores, another physical presence or other personal property. However, various other states may seek to impose sales tax obligations on such shipments in the future. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the internet. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on our results of operations.

License Agreement

In February 2003, dELiA*s Brand LLC, a wholly-owned subsidiary of the Company, entered into a master license agreement with JLP Daisy to license the dELiA*s brand on an exclusive basis for wholesale distribution

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in certain product categories, primarily in mid- and upper-tier department stores. dELiA*s Brand LLC received a $16.5 million cash advance against future royalties from the licensing ventures. The master license agreement provides that JLP Daisy is entitled to retain all of the royalty income generated from the sale of licensed products until JLP Daisy recoups its advance plus one-third of a preferred return of 18% per year on the unrecouped advance, if ever. Thereafter, we will receive an increasing share of the royalties until JLP Daisy recoups its advance plus a preferred return of 18% per year on the unrecouped advance, at which time we will receive a majority of the royalty stream after brand management fees.

The initial term of the master license agreement is approximately 10 years, which is subject to an automatic extension of five years under specified circumstances and, at our option, (i) the term will remain in effect until JLP Daisy recoups its advance and preferred return or (ii) the term will immediately expire and JLP Daisy will be entitled to be paid the balance of any unrecouped advance and a preferred return calculated at 6% per year (if not received already). As of February 2, 2013, JLP Daisy has not recouped its advance and preferred return and therefore the master license agreement remains in effect. The master license agreement provides that the advance will be recoupable by JLP Daisy solely out of its share of the royalty payments and not through recourse against dELiA*s Brand LLC, us or any of our properties or assets. The master license agreement may be terminated early under certain circumstances, including, at our option, upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products during a specified period. In addition, dELiA*s Brand LLC granted to JLP Daisy a security interest in the dELiA*s trademarks and copyrightable artwork, although the only event that would entitle JLP Daisy to exercise its rights in respect of the lien is a termination or rejection of the license or master license agreement in a bankruptcy proceeding. We have not recorded any amounts associated with the master license agreement.

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

Benefit Plan

All employees who meet eligibility requirements may participate in the dELiA*s Inc. 401(k) Profit Sharing Plan (the “Plan”). Under the Plan, employees can defer 1% to 75% of compensation as defined. The Company temporarily suspended its matching contribution to the Plan in early fiscal 2009. The Company reinstated its matching contribution in April 2010 at a rate of $0.25 per employee contribution dollar on up to the first 5% of employee contribution. Employee contributions are always 100% vested. Until December 31, 2011, any Company matching contribution vested at 20% per year of employee service. Effective January 1, 2012, the matching contribution was increased from $0.25 to $0.50 per employee contribution dollar, and all past and future matching contributions are immediately vested. The Company’s matching contributions were $0.3 million, $0.1 million, and $0.1 million for fiscal years 2012, 2011 and 2010, respectively.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be determined

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with certainty, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

13. Segment Reporting

The Company’s executive management, being its chief operating decision makers, works together to allocate resources and assess the performance of the Company’s business. All of the Company’s operations are in the U.S. The Company’s executive management manages the Company as two distinct operating segments, direct marketing and retail stores. Although offering customers substantially similar merchandise, the Company’s direct and retail operating segments have distinct management, marketing and operating strategies and processes.

The Company’s executive management assesses the performance of each operating segment based on operating income/loss, which is defined as net sales less the cost of goods sold and selling, general and administrative (“SG&A”) expenses both directly identifiable and allocable. For the direct segment, these SG&A expenses primarily consist of catalog development, production and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these SG&A expenses primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, finance, information technology, legal and human resources).

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs. Corporate and other assets include corporate headquarters, warehouse and fulfillment and contact center facilities (the contact center facility is no longer in use as that function has been outsourced to a third party), shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures incurred are recorded directly to each operating segment. Corporate assets and other depreciation and amortization and capital expenditures are allocated to each reportable segment. The accounting policies of the segments are the same as those described in Note 2. Reportable data for our reportable segments were as follows (reflects continuing operations only):

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
February 2, 2013	$41,765	$52,727	$94,492
January 28, 2012	$57,177	$58,159	$115,336

Capital Expenditures (accrual basis)
February 2, 2013	$2,242	$1,750	$3,992
January 28, 2012	$911	$3,630	$4,541
January 29, 2011	$301	$5,014	$5,315

Depreciation and Amortization
February 2, 2013	$1,034	$8,568	$9,602
January 28, 2012	$1,110	$10,336	$11,446
January 29, 2011	$1,296	$9,373	$10,669

Goodwill
February 2, 2013	$—	$—	$—
January 28, 2012	$4,462	$—	$4,462

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal
	2012	2011	2010
	(in thousands)
Net revenues:
Retail store	$125,595	$123,223	$122,444
Direct marketing	97,104	93,929	98,253

Total net revenues	$222,699	$217,152	$220,697

Operating loss:
Retail store	$(13,133)	$(20,767)	$(19,512)
Direct marketing	(7,621)	(2,175)	(9,915)

Loss before interest expense and income taxes	(20,754)	(22,942)	(29,427)
Interest expense, net	726	577	353

Loss before income taxes	$(21,480)	$(23,519)	$(29,780)

14. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	Fiscal 2012				Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$52,451	$48,303	$55,723	$66,222	$49,146	$44,347	$58,067	$65,592
Gross profit	17,436	16,134	18,915	20,668	16,483	11,966	18,731	21,156
Total operating expenses (1)	20,914	21,139	20,750	31,104	21,862	21,392	22,959	25,065
Loss before income taxes	(3,631)	(5,171)	(1,994)	(10,684)	(5,466)	(9,562)	(4,399)	(4,092)
Net (loss) income	$(3,674)	$(5,213)	$(1,997)	$(10,670)	$(4,469)	$(9,612)	$(4,425)	$(4,164)

Basic (loss) income per share (2)	$(0.12)	$(0.17)	$(0.06)	$(0.34)	$(0.14)	$(0.31)	$(0.14)	$(0.13)

Diluted (loss) income per share (2)	$(0.12)	$(0.17)	$(0.06)	$(0.34)	$(0.14)	$(0.31)	$(0.14)	$(0.13)

(1)	Included in the fourth quarter of fiscal 2012 is a goodwill impairment charge of $4.5 million. See Note 4 for further discussion.
(2)	(Loss) income per share calculations for each quarter include the appropriate weighted average effect for the quarter; therefore, the sum of quarterly (loss) income per share amounts may not equal year-to-date (loss) income per share amounts, which reflect the weighted average effect on a year-to-date basis.

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns and allowances:
February 2, 2013	$962	$20,582	$20,709	$835
January 28, 2012	$1,004	$18,653	$18,695	$962
January 29, 2011	$1,100	$18,388	$18,484	$1,004

Reserve for inventory:
February 2, 2013	$812	$3,238	$2,562	$1,488
January 28, 2012	$1,417	$3,300	$3,905	$812
January 29, 2011	$1,504	$2,430	$2,517	$1,417

Valuation allowance for deferred tax assets:
February 2, 2013	$29,764	$6,629	$—	$36,393
January 28, 2012	$21,028	$8,736	$—	$29,764
January 29, 2011	$19,355	$1,673	$—	$21,028

INDEX TO EXHIBITS

3.1

Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-3 filed on August 21, 2012 (Registration

No. 333-182236)).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference to Exhibit A of Exhibit 10.23 hereto) (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on August 20, 2012).

10.1	dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference from dELiA*S, Inc. Definitive Proxy Statement on Schedule 14A filed on June 1, 2007).

10.2	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.4	Employment Agreement dated as of December 2, 2008 by and between dELiA*s Inc. and Walter Killough (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on December 5, 2008).

10.4.1	First Amendment dated June 17, 2010 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 21, 2010).

10.4.2	Second Amendment dated July 31, 2012 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on July 13, 2013).

10.4.3	Third Amendment dated January 7, 2013 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on January 7, 2013).

10.4.4	Fourth Amendment dated March 27, 2013 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on March 28, 2013.

10.5	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.9	Distribution Agreement, dated as of December 9, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.10	Tax Separation Agreement, dated December 19, 2005, between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

1

10.11	Form of Application Software License Agreement between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.12	401(k) Agreement (incorporated by reference from dELiA*s, Inc. Annual Report on Form 10-K filed on April 28, 2006).

10.13	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed on February 26, 2003).

10.14	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to dELiA*s Corp.’s Current Report on Form 8-K filed on February 26, 2003).

10.15	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.17	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.20	Amended and Restated Media Services Agreement dated as of November 8, 2010, between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 22, 2010).

10.20.1	Letter Agreement dated May 6, 2011 between dELiA*s, Inc. and Alloy, Inc. amending the Amended and Restated Media Services Agreement (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 10, 2011).

10.21	Lease Agreement, dated as of August 14, 2006, between Matana LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on August 18, 2006).

10.22	Offer Letter dated as of July 10, 2007 between dELiA*s, Inc. and Marc G. Schuback (incorporated by reference from the dELiA*s, Inc. Quarterly Report on Form 10Q filed on December 10, 2007).

10.24	Offer Letter dated March 4, 2008 and Amendment to Offer Letter dated January 26, 2009 between dELiA*s, Inc. and David J. Dick (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8K filed on January 26, 2009).

10.25	Asset Purchase Agreement by and among Skate Direct, LLC, dELiA*s, Inc., Zephyr Acquisition, LLC, and Foot Locker, Inc. (solely for the purposes of Section 10.13(b)) (incorporated by reference from dELiA*s, Inc. Current Report on Form 8K filed on September 29, 2008).

10.26

Intellectual Property Purchase Agreement dated as of September 29, 2008 by and among Alloy, Inc.,

Skate Direct, LLC and dELiA*s, Inc. (solely for purposes of Section 6.1(c), 6.2 and 10.13) (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8K filed on September 29, 2008).

10.27	Media Placement Services Agreement made as of September 29, 2008 by and between Alloy, Inc. and dELiA*s, Inc. (incorporated by reference to the dELiA*s, Inc. Current Report on Form 8K filed on September 29, 2008).

10.28	Letter of Credit Agreement dated as of June 26, 2009 among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on June 29, 2009).

2

10.28.1	First Amendment dated as of January 28, 2010 to Letter of Credit Agreement among dELiA*s, Inc. certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on February 1, 2010).

10.29	Trademark Coexistence Agreement dated as of December 29, 2005 between dELiA*s, Inc. and Alloy, Inc. (incorporated by reference from the dELiA*s, Inc. Annual Report on Form 10K filed on April 15, 2010).

10.30	Agreement dated as of March 25, 2011 by and among dELiA*s, Inc; Michael Zimmerman; Mario Ciampi; Prendel, LLC; and Prentice Capital Management LP (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on March 29, 2011).

10.31	Credit Agreement dated May 26, 2011 among dELiA*s, Inc., in its capacities as a Borrower and as the Borrower Representative, each of the other persons identified on Schedule A thereto, the other persons party thereto that are designated as Credit Parties, General Electric Capital Corporation, in its capacity as Agent for the several financial institutions from time to time party thereto (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 2, 2011).

10.32	Employment Agreement dated as of June 16, 2011 between dELiA*s, Inc. and Dyan Jozwick (incorporated by reference from the dELiA*s, Inc. Quarterly Report on Form 10-Q filed on September 8, 2011).

21*	Subsidiaries of dELiA*s, Inc. as of February 2, 2013

23.1*	Consent of BDO USA, LLP.

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

101. INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	Furnished with this report.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date: April 23, 2013	By:	/s/ WALTER KILLOUGH
Walter Killough Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER KILLOUGH Walter Killough	Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2013

/s/ DAVID J. DICK David J. Dick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 23, 2013

/s/ CARTER S. EVANS Carter S. Evans	Chairman and Director	April 23, 2013

/s/ PAUL J. RAFFIN Paul J. Raffin	Director	April 23, 2013

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 23, 2013

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	April 23, 2013

/s/ MARIO CIAMPI Mario Ciampi	Director	April 23, 2013