Form 10-K/A
period 2013-02-02
dELiAs, Inc.
filed 2013-06-03
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51648.

dELiA*s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3397172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 West 23rd Street, New York, N.Y.	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 590-6200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Market

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

As of April 9, 2013, there were outstanding 31,939,615 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends dELiA*s, Inc.’s (the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (the “Original Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2013. We are filing this Amendment solely to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which we expected to be incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders. As we no longer anticipate filing our definitive proxy statement within 120 days of the fiscal year ended February 2, 2013, Part III of the Original Form 10-K is hereby amended. Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and other SEC filings.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of our current directors and certain information about them, including their positions on standing committees of the Board of Directors, are set forth below:

Name	Age	Position
Walter Killough (1)	58	Chief Executive Officer and Director
Tracy Gardner (2)	49	Chief Creative Officer and Director
Michael Zimmerman (3)	43	Chairman and Director
Mario Ciampi (4)	53	Director
Carter S. Evans (5)	63	Director
Paul J. Raffin (6)	59	Director
Scott M. Rosen (7)	55	Director

(1)	Effective June 5, 2013, Mr. Killough will become the Company’s Chief Operating Officer and no longer hold the title of Chief Executive Officer.
(2)	Joined the Company and the Board on May 1, 2013. Effective June 5, 2013, Ms. Gardner will become the Company’s Chief Executive Officer and no longer hold the title of Chief Creative Officer.
(3)	Member of the Compensation Committee and Corporate Governance and Nominating Committee.
(4)	Chairman of the Compensation Committee and member of the Audit Committee.
(5)	Member of the Corporate Governance and Nominating Committee and Chairman of the Audit Committee.
(6)	Member of the Compensation Committee and Corporate Governance and Nominating Committee.
(7)	Member of the Audit Committee and Chairman of the Corporate Governance and Nominating Committee.

The following is a brief summary of the background of each of our current directors:

Tracy Gardner has served as our Chief Creative Officer and as a director since May 2013. From July 2010 to April 2013, Ms. Gardner worked in various consulting capacities most recently serving as Creative Advisor to Gap Inc. from January 2012 to April 2013. From 2007 to 2010, Ms. Gardner served as President—Retail and Direct of J.Crew and from 2004 to 2007 she served as Executive Vice President, Merchandising, Planning & Production of J.Crew. Prior to joining J.Crew, Ms. Gardner held various positions at Gap Inc., including Senior Vice President of Adult Merchandising for the Gap brand from 2002 to 2004, Vice President of Women’s Merchandising for the Banana Republic division from 2001 to 2002, Vice President of Men’s Merchandising for the Banana Republic division from 1999 to 2001 and Divisional Merchandising Manager of Men’s Wovens for the Banana Republic division from 1998 to 1999. Ms. Gardner brings over 25 years of experience in developing and growing brands with multi-channel platforms to the Board as well as extensive merchandising experience as a result of her years serving in high level, merchandising positions at J.Crew and Gap Inc.

Walter Killough has served as our Chief Executive Officer since May 14, 2010 and as a director since December 2005. Mr. Killough was our Chief Operating Officer from December 2005 until May 14, 2010. Mr. Killough joined Alloy, Inc. in March 2003 as a consultant, and served as the Chief Operating Officer of its Retail and Direct Consumer Division from October 2003 until December 2005. Prior to joining Alloy, Inc., Mr. Killough was at J.Crew Group, Inc. for 14 years. He was appointed its Chief Operating Officer in 2001, and prior to that served as an executive vice president. As its Chief Operating Officer, he was responsible for all sourcing, catalog circulation and production, warehouse and distribution, retail and direct planning and logistics. Mr. Killough has unique knowledge of the Company and its operations, having served as our Chief Operating Officer since the Spinoff and more recently as our Chief Executive Officer. His insight and understanding of our businesses is invaluable to the Board in evaluating and directing the Company’s present and future operations. He also has had significant experience in senior operational and leadership positions at J.Crew Group, Inc. which, like the Company, had both a direct to consumer business and retail store business.

Michael Zimmerman has served as a director since March 2011. He was appointed as Chairman in May 2013. He founded Prentice Capital Management, LP, a New York-based private investment firm, in May 2005 and has been its Chief Executive Officer and managing partner since its inception. From 2000 to 2005, he managed investments in the retail and consumer sector for S.A.C. Capital Management. Mr. Zimmerman also serves as a director of Kid Brands, Inc., a wholesaler of infant and juvenile branded products, and previously served on the board of directors of The Wet Seal, Inc., a national specialty retailer of contemporary apparel and accessory items, both publicly traded companies. Mr. Zimmerman brings investor/shareholder experience to the Board as a result of serving as Chief Executive Officer of Prentice Capital Management and substantial experience in investing in retail/consumer companies. He also brings valuable experience as a director of two public companies, Kid Brands, Inc. and formerly, The Wet Seal, Inc.

Mario Ciampi has served as a director since March 2011. He is currently a managing partner, private investments of Prentice Capital Management, LP, a private investment firm, a position he has held since January 2007. From October 2004 to May 2006, he served as President of Disney Store – North America, a division of The Children’s Place Retail Stores, Inc., a specialty retailer of children’s merchandise. He also served in various capacities for The Children’s Place, most recently as Senior Vice President – Operations from May 1996 to September 2004. Mr. Ciampi also serves as a director of Kid Brands, Inc., a wholesaler of infant and juvenile branded products and has previously served as a director of Bluefly, Inc., an Internet retailer of discounted designer apparel and accessories and home products both of which are public companies. Mr. Ciampi also serves as a director of the following private companies, Le Pain Quotdien, Blueport Commerce, Millennium Entertainment and It’s Sugar. He is also a member of the advisory boards of Oakley Retail and DJM Asset Management. Mr. Ciampi brings substantial senior executive retail experience to the Board as a result of serving as President of the Disney Store. He also brings valuable experience as a director of publicly traded and private companies.

Carter S. Evans has served as a director since February 2006 and was appointed our Chairman in July 2008 and resigned as Chairman in May 2013. He is currently a Managing Director with Alvarez & Marsal, LLC, a New York-based provider of specialized debtor management and advisory services, a position he has held since January 1995. Prior to joining Alvarez & Marsal, he has over 20 years experience in workouts and turnarounds serving in various capacities at Chemical Bank and later Lehman Brothers. He commenced his career at Price Waterhouse & Co. He has previously served on the Boards of Timex Group B.V., Pratt-Read Corp. and the successor to US Financial. During his career, Mr. Evans has served as President of the Arrow Shirt Company and Arrow International (both part of Cluett American Group). He was also actively involved in numerous restructurings, including those of Chrysler, International Harvester, Federated Department Stores, Allied Stores and General Homes. Mr. Evans brings to the Board of Directors substantial experience advising various types of businesses, including retail businesses, in the management advisory, workout and turnaround areas while at Alvarez & Marsal, Lehman Brothers and Chemical Bank. He also has prior financial experience as an auditor at Price Waterhouse & Co. and has served as the Chief Financial Officer of Bridge Information Systems, Inc. and the President of Physician Computer Network, Inc. both while at Alvarez & Marsal. Mr. Evans has served as a director of several public and private companies including Pratt-Read Corp., Timex Group BV and Duckwall Alco Stores. He served as Chairman of Duckwall Alco Stores and at Timex BV he served on the Audit, Corporate Governance and Compensation (Chairman) Committees.

Paul J. Raffin has served as a director since November 2007. Currently, Mr. Raffin is the Group President for Mens, Kids and Entertainment Licensing at LFUSA, the U.S. Division of Li & Fung since January 2012. From December 2009 through December 2011 Mr. Raffin was the President and Chief Executive Officer of DZ Holdings, Inc., a global company with headquarters in Shanghai, China providing supply chain management services and product and branding services. From January 2008 through November 2009, Mr. Raffin was the Global Group Chief Executive Officer of Frette Inc., a provider of luxury linens. From February 2007 to January 2008, Mr. Raffin served as Chief Executive Officer of Frette North America. From December 1997 to January 2007 he served in various positions at Limited Brands, Inc., most recently as President of the Express, Inc. division. Prior thereto, he was President, Mail Order of J.Crew Group, Inc.; President of Gant, a division of Crystal Brands; and President of the Colours and Coloursport Division of Colours by Alexander Julian. Mr. Raffin previously served as a director of The Bombay Company, Inc., which was a retailer of home furnishings. Mr. Raffin has substantial experience in the retail and apparel businesses both domestically and internationally as a result of his senior leadership positions at Frette Inc., the Express Division of Limited Stores, Inc. and J.Crew Group, Inc., as well as public company board experience, having previously served on the Board of Directors of The Bombay Company, Inc.

Scott M. Rosen has been a director since December 2005. Mr. Rosen has served as Chief Operating Officer of Equinox Holdings, Inc., a New York-based operator of upscale fitness clubs, since January 2005. Before that, Mr. Rosen was Executive Vice President and Chief Financial Officer of Equinox Holdings, Inc., which he joined in September 2003. Prior to joining Equinox, Mr. Rosen was most recently Executive Vice President/Chief Financial Officer of J.Crew Group, Inc. where he worked from 1994 to September 2003. Prior to joining J. Crew, Mr. Rosen was Vice President and Divisional Controller for the Women’s Sportswear Group division of Liz Claiborne, Inc. Mr. Rosen is a non-practicing certified public accountant. Mr. Rosen brings to his duties as a director substantial financial experience as a result of his senior financial leadership positions as Executive Vice President and Chief Financial Officer of Equinox Holdings, Chief Financial Officer of J.Crew Group, Inc., and Vice President and Divisional Controller for the Women’s Sportswear Group division of Liz Claiborne, Inc. Mr. Rosen also has senior leadership and operational experience as a result of his current position as Chief Operating Officer of Equinox Holdings.

Director Agreement

We entered into an agreement as of March 25, 2011 (the “Director Agreement”) with Michael Zimmerman, Mario Ciampi, Prendel, LLC (“Prendel”) and Prentice Capital Management, LLC (together with Michael Zimmerman, Mario Ciampi and Prendel, the “Zimmerman Group”), pursuant to which the Board of Directors increased the number of directors comprising the Board of Directors from five to seven, and appointed Messrs. Zimmerman and Ciampi to fill the vacancies created by the increase in the number of directors so created. The Board of Directors also named Mr. Zimmerman to serve as a member of the Nominating and Corporate Governance Committee and Mr. Ciampi to serve as a member of the Compensation Committee, in each case as long as he continues to be a member of the Board of Directors.

The Director Agreement also provides that the Nominating and Corporate Governance Committee would nominate each of Messrs. Zimmerman and Ciampi for election as directors at the Company’s 2011 Annual Meeting. The Zimmerman Group agreed to cause all shares of our Common Stock it owned either of record or beneficially to be present at the Company’s 2011 Annual Meeting for quorum purposes, and to vote those shares in favor of the then incumbent directors of the Company nominated for election as directors. Likewise, since the Nominating and Corporate Governance Committee nominated each of Messrs. Zimmerman and Ciampi as nominees for election at the 2012 Annual Meeting of Stockholders, the Zimmerman Group agreed to cause all shares of our Common Stock it owned either of record or beneficially to be present at the 2012 Annual Meeting of Stockholders for quorum purposes, and to vote those shares in favor of the incumbent directors of the Company nominated for election as directors.

Each member of the Zimmerman Group, and their affiliates and certain of their associates and other persons acting directly or indirectly on their behalf, have agreed for a specified period of time set forth in the Director Agreement, subject to certain exceptions, not to, among other things, (i) acquire beneficial ownership of our securities (ii) submit any shareholder proposal or any notice of nomination or other business to be conducted at a stockholder meeting, or oppose the directors nominated by the Board, (iii) form a voting trust or enter into a voting agreement or pooling arrangement with respect to our common stock, (iv) solicit proxies or written consents of stockholders or otherwise participate in any proxy solicitation with respect to us, (v) call a special meeting of stockholders or otherwise seek to control or influence our governance or policies, (vi) seek, offer or propose to effect any acquisition or sale, business combination or extraordinary transaction involving any of our material assets or businesses, or (vii) publicly disparage any member of our Board of Directors or management.

The members of the Zimmerman Group, however, may acquire, from time to time, additional shares of our Common Stock as long as the number of shares of our Common Stock beneficially owned by the Zimmerman Group would not exceed 14.0% of the aggregate outstanding number of shares of our Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended February 2, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Business Conduct and Code of Ethics

We have adopted a Code of Business Conduct, applicable to all employees, as well as a Code of Ethics for Principal Executive Officers and Senior Financial Officers within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. The Code of Business Conduct and the Code of Ethics each are publicly available on our website at www.deliasinc.com in the corporate governance section of our investor relations pages.

Change in Procedures for Recommending Directors

There were no changes to the procedures by which our stockholders may recommend nominees to our Board from those procedures set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders, the last Proxy Statement that we filed with the SEC.

Audit Committee

Our Audit Committee met nine times during the fiscal year ended February 2, 2013. This committee currently has three members, Carter S. Evans (Chairman), Scott M. Rosen and Mario Ciampi, each of whom meet the requirements for independence under the rules of SEC and The Nasdaq Stock Market for board members and for members of the Audit Committee. Based upon a review by the Board of Directors of all relevant information, the Board of Directors has determined that Mr. Rosen qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. Our Audit Committee reviews, acts on and reports to the Board of Directors with respect to the integrity of our financial statements and the financial reporting process and various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The Audit Committee operates pursuant to a written charter, which was adopted December 5, 2005. The Audit Committee charter is publicly available on our website at www.deliasinc.com in the corporate governance section of our investor relations pages.

Item 11.	Executive Compensation.

Summary Compensation Table

The information under this heading summarizes the compensation awarded, paid to or earned during our last fiscal year by our Chief Executive Officer and certain other of our executive officers who were serving executive officers at the end of the last completed fiscal year, whom we collectively refer to as our “named executive officers,” for services rendered to the Company during the fiscal years ended February 2, 2013 and January 28, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option and Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Walter Killough	2012	535,096	—		33,200	—		6,593	(3)	574,889
Chief Executive Officer (2)	2011	525,000	—		—	—		3,534	(3)	528,534

Dyan Jozwick (4)	2012	522,309			33,200	100,000	(5)	1,585	(3)	657,094
President, dELiA*s Brand	2011	301,923	—		234,167	100,000	(5)	155,605	(6)	791,695

Marc G. Schuback	2012	321,494	—		19,920	—		7,879	(3)	349,293
Senior Vice President, General Counsel and Secretary	2011	303,040	22,000	(7)	7,758	—		4,357	(3)	337,155

(1)	The amount shown in this column represents the grant date fair value of option awards as determined pursuant to ASC 718. A discussion of the assumptions used in calculating these values may be found in footnote 8 to our audited consolidated financial statements beginning on page F-17 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
(2)	On May 14, 2010, Mr. Killough was appointed as our Chief Executive Officer. Mr. Killough served as our Chief Operating Officer during fiscal 2009 and until his appointment as our Chief Executive Officer.
(3)	Represents the amount of the Company match pursuant to the Company’s 401(K) plan.
(4)	Ms. Jozwick’s employment with the Company commenced June 16, 2011 and ended March 27, 2013.
(5)	Represents the portion of Ms. Jozwick’s guaranteed annual incentive award payable in 2011 and 2012 as specified in her employment agreement.
(6)	Represents (a) $146,709 for consulting fees and expense reimbursement while Ms. Jozwick provided consulting services to the Company prior to her becoming the President of the Company’s dELiA*s brand and (b) $8,896 for a housing/living allowance and airfare between New York and California to assist with Ms. Jozwick’s relocation pursuant to the terms of her employment agreement.
(7)	Represents discretionary bonus awarded in consideration of performance in fiscal 2010.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

On December 2, 2008, the Company entered into an employment agreement (the “Killough Agreement”) with Walter Killough, our current Chief Executive Officer and former Chief Operating Officer, which replaced an agreement with Mr. Killough previously in effect. The Killough Agreement was for a four-year term expiring December 2, 2012 (subject to earlier termination as provided in the Killough Agreement), renewing automatically at the end of such four year term for successive one-year terms unless terminated by either party. Mr. Killough will receive a base salary of not less than $400,000, subject to annual review by the Compensation Committee of the Board of Directors. Mr. Killough is entitled to participate in the Company’s Management Incentive Plan (which established a bonus plan for the payment to the named executive officers and certain other of our employees of cash bonus awards based upon the achievement of specified Earnings Before Interest, Taxes, Depreciation and Amortization levels) each year during the term of his employment, subject to the terms and conditions of that plan governing eligibility and participation, with a target annual incentive award opportunity of not less than 60% of his base salary, subject to annual review. Mr. Killough is eligible to receive stock incentive awards under the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan, or the 2005 Plan, and other benefits as are made available to the Company’s employees generally. Pursuant to the terms of the Killough Agreement, on December 2, 2008, Mr. Killough received an initial grant of options to purchase 182,500 shares of Common Stock. These options have an exercise price per share of $2.13 and vest in four equal annual installments commencing on the first anniversary of the date of the Killough Agreement and continuing thereafter on the next three succeeding anniversary dates of the Killough Agreement.

On June 17, 2010, the Company and Mr. Killough entered into an amendment to the Killough Agreement (the “Amendment”) in connection with his appointment as Chief Executive Officer. The Amendment provided, among other things, (a) an extension of Mr. Killough’s term of employment from December 2, 2012 to June 2, 2013, (b) an increase in Mr. Killough’s base salary from $400,000 to $525,000 per annum and (c) an increase in Mr. Killough’s target annual incentive award under the Company’s Management Incentive Plan from no less than 60% of his base salary to no less than 90% of his base salary contingent upon achieving Earnings Before Interest, Taxes, Depreciation and Amortization or other targets approved annually by the Company’s Board of Directors.

During the term of the Killough Agreement, the Company will nominate Mr. Killough to serve as a member of the Board at each annual meeting of stockholders. Upon the termination of Mr. Killough’s employment, he will be deemed to have resigned from the Board and the Board of any subsidiary of the Company if he is then currently serving on the Board or the Board of any subsidiary.

If the Killough Agreement is terminated for Cause (as defined in the Killough Agreement), Mr. Killough will be entitled to receive (i) his base salary through the date of termination; (ii) the right to exercise all outstanding vested stock options that are vested as of the date of termination during the 30-day period following such date and all unvested stock options will be forfeited and cancelled; and (iii) additional benefits to the extent then due or earned. If the Killough Agreement is terminated without Cause or is constructively terminated (as defined in the Killough Agreement), Mr. Killough will be entitled to receive (a) his base salary through the date of termination; (b) his base salary for a period of 12 months following the date of termination; (c) a lump sum payment equal to his target bonus under the Company’s Management Incentive plan within 30 days of the date of termination; (d) the vesting of all unvested options as of the date of termination and the right to exercise all outstanding stock options that are vested as of the date of termination during the one year period following such date, or for the remainder of the exercise period, if less; (e) continued participation in the company’s medical and dental benefit plans during the 12 month period following the date of termination; and (f) additional benefits to the extent then due or earned. If the Killough Agreement is terminated without cause within one year following a Change of Control (as defined below), or if within one year following a Change of Control Mr. Killough terminates his employment due to (x) a material reduction in his title, duties or responsibilities, (y) a decrease in Mr. Killough’s annual base salary or target annual incentive award opportunity, or (z) failure by the Company to perform any material obligation under, or breach by the Company of any material provision of, the Killough Agreement, Mr. Killough will be entitled to receive (1) his base salary through the date of termination; (2) his base salary for a period of 18 months following the date of termination; (3) a lump sum payment equal to his target bonus under the Company’s Management Incentive Plan within 30 days of the date of termination; (4) the vesting of all unvested options as of the date of termination and the right to exercise all outstanding stock options that are vested as of the date of termination during the one-year period following such date, or for the remainder of the exercise period, if less; (5) continued participation in the Company’s medical and dental benefit plans during the 18-month period following the date of termination; and (6) additional benefits to the extent then due or earned. A “Change of Control” will be considered to have occurred under the Killough Agreement as of the first day that any one or more of the following conditions is satisfied:

•

any person or “group” (within the meaning of Section 13(d)(3) of the Exchange Act), other than the Company, any subsidiary of the Company, Mr. Killough, or any person controlled by any of them (each, a “Killough Affiliated Entity”), becomes the “beneficial owner” (as that term is defined in Rule 13d-3 under the Exchange Act) of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors;

•

any one of the following occurs: (A) any merger or consolidation of the Company with or into another entity (other than a Killough Affiliated Entity), except a merger or consolidation (x) in which persons who were stockholders of the Company immediately prior to the merger or consolidation own, immediately thereafter, directly or indirectly, more than 20% of the combined voting power ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors of the continuing or surviving entity or (y) in which the directors of the Company immediately prior to such merger or consolidation would, immediately thereafter, constitute at least a majority of the directors of the continuing or surviving entity; (B) any sale, exchange, lease, transfer or other disposition (in a single transaction or a series of related transactions) of all or substantially all of the assets of the Company on a consolidated basis to any person or group other than a Killough Affiliated Entity; or (C) any complete liquidation or dissolution of the Company; or

•

individuals who, during any period of 12 consecutive months, are members of the Board of Directors of the Company at the beginning of such period (the “Existing Directors”), cease, for any reason, to constitute a majority of the number of directors of the Company as determined in the manner prescribed in the Company’s certificate of incorporation and bylaws; provided, that if the election or nomination for election of any new director was approved by a vote of at least 50% of the Existing Directors, such new director shall be considered an Existing Director.

The Killough Agreement also contains customary confidentiality provisions, as well as non-competition and non-solicitation provisions that extend for a minimum of one-year following termination of Mr. Killough’s employment with the Company.

On January 7, 2013, the Company and Mr. Killough entered into an amendment to the Killough Agreement which provides:

•	Mr. Killough and the Company mutually agreed that the term of employment under the Employment Agreement will not be extended and will end on the last day of the Transition Period (as defined below);

•

Mr. Killough will continue to serve as the Company’s Chief Executive Officer, provide transition services and perform such other duties and responsibilities as reasonably assigned by the Company’s Board of Directors until April 1, 2013 or such earlier date as determined by the Company’s Board of Directors (the “Transition Period”);

•

In lieu of all other payments under the Employment Agreement, Mr. Killough’s base salary shall continue to be paid from the end of the Transition Period until August 2, 2013 in accordance with the terms of the Employment Agreement;

•

If for the entire Transition Period Mr. Killough serves as the Company’s Chief Executive Officer, provides transition services and performs such other duties and responsibilities reasonably assigned by the Company’s Board of Directors, Mr. Killough will be paid an amount equal to $100,000 on the earlier of (a) the next regularly scheduled Company pay date after the end of the termination Period and (b) April 12, 2013;

•

Mr. Killough and the Company may mutually agree in writing to extend the Transition Period and if so mutually agreed, Mr. Killough will be paid an amount, in addition to the amounts to which he may be entitled under immediately preceding item, equal to $12,500 per calendar week; and

•

At the end of the Transition Period, Mr. Killough will resign as the Company’s Chief Executive Officer and, upon request of the company’s Board of Directors, Mr. Killough will resign as a member of the Company’s Board of Directors.

On March 27, 2013 the Company and Mr. Killough entered into a further amendment to the Killough Agreement which provides that that Transition Period shall be extended on a month-to-month basis until terminated by either party.

On May 1, 2013, the Company and Mr. Killough entered into a further amendment to the Killough Agreement, pursuant to which, among other things, (a) Mr. Killough and the Company mutually agreed that Mr. Killough would continue to serve the Company as its Chief Executive Officer until August 2, 2013; (b) Mr. Killough’s base salary will continue to be paid until August 2, 2013 in accordance with the terms of the CEO Employment Agreement; (c) Mr. Killough received a grant of 200,000 stock options, which stock options vest in four equal, annual installments, beginning on May 1, 2014; (d) Mr. Killough received a restricted stock grant of 100,000 shares of the Company’s common stock, the restrictions on which lapse in four equal, annual installments beginning on May 1, 2014; (e) if Mr. Killough voluntarily terminates his employment with the Company on August 2, 2013, then (1) he is entitled to receive his base salary for the three month period commencing August 3, 2013; (2) 50,000 stock options will vest as of August 2, 2013 with the right to exercise such stock options for the one year period commencing August 2, 2013 and all other unvested options will be cancelled; and (3) as of August 2, 2013, all shares of restricted stock will be cancelled; provided that if Mr. Killough voluntarily terminates his employment with the Company prior to August 2, 2013, he shall not be entitled to any of (1), (2) or (3) above; and (f) if the

Company involuntarily terminates Mr. Killough’s employment with the Company on or before August 2, 2013, then (i) he is entitled to receive his base salary for the six month period commencing August 3, 2013; (ii) 100,000 stock options will vest as of August 2, 2013 with the right to exercise such stock options for the one year period commencing August 2, 2013 and other unvested options will be cancelled; and (3) as of the termination date, all shares of restricted stock will be cancelled.

On May 30, 2013, the Company and Mr. Killough entered into an amendment to his employment agreement solely to reflect the change in title from Chief Executive Officer to Chief Operating Officer.

On June 16, 2011, the Company entered into an employment agreement with Dyan Jozwick, our former President of the Company’s dELiA*s Brand (Retail and Direct), for a three-year term, renewing automatically for successive one-year terms unless terminated by either party (the “Jozwick Agreement”). Ms. Jozwick was entitled to receive a base salary of not less than $500,000, which was subject to annual review. Ms. Jozwick participated in the Company’s Management Incentive Plan each year during the term of her employment with a target annual incentive award opportunity of not less than 60% of her base salary. The minimum amount of the annual incentive award payable to Ms. Jozwick under the Management Incentive Plan for the Company’s fiscal year ended January 28, 2012 was $200,000, 50% of which was paid in June 2011 and the remaining 50% of which was paid in April 2012. Ms. Jozwick was eligible to receive stock incentive awards under the 2005 Plan. Ms. Jozwick was also entitled to receive the various benefits offered by us from time to time to our employees. In addition, Ms. Jozwick was entitled to the following through July 31, 2011 to assist with a relocation from California to New York, (a) $6,000 per month housing/living allowance and (b) up to four round trip coach class flights per month between New York and California. Ms. Jozwick received an initial option grant to purchase 300,000 shares of Common Stock of which 100,000 shares of Common Stock vested on June 17, 2011 and the remaining 200,000 shares of Common Stock vest in four equal annual installments commencing on June 17, 2012. These options have a purchase price per share of $1.60 and expire ten years from the date of grant.

Ms. Joswick’s employment agreement contained certain provisions, as described below, regarding the termination of Ms. Jozwick’s employment. If Ms. Jozwick’s employment was terminated for cause, she was entitled to receive her base salary through the date of termination and additional benefits to the extent then due or earned. In the event Ms. Jozwick’s employment was terminated without cause or is constructively terminated or if Ms. Jozwick is terminated without cause within one year after a Change in Control (as defined in the Jozwick Agreement), Ms. Jozwick was entitled to receive her base salary for a period of 6 months following termination and continued participation in the Company’s benefit plans during that period; provided that if and only if for the 7th through 12th month following termination Ms. Jozwick does not engage in competition with the Company as defined in the Jozwick Agreement then she will be entitled to receive her base salary for such additional period. In addition, all of Ms. Jozwick’s unvested options would have vested and would have been exercisable for 90 days after termination.

The Jozwick Agreement also contained customary confidentiality provisions, as well as non-competition and non-solicitation provisions that extend for a minimum of six months following termination of Ms. Jozwick’s employment with the Company.

In addition, Ms. Jozwick was a party to a Consulting Agreement with the Company prior to becoming President of the Company’s dELiA*s brand pursuant to which she served as a consultant of the Company with respect to the dELiA*s brand merchandising department. Ms. Jozwick received (i) $11,500 per week, (ii) a $6,000 per month housing/living expense allowance, (iii) work space, office furnishing, telephone and personal computer all at a Company’s location, and (iv) up to four round trip coach class flights per month between New York and California and ground transportation and/or parking to and from airports. Ms. Jozwick received option grants to purchase 15,000 shares of Common Stock at exercise prices ranging from $1.58 to $1.79.

On March 28, 2013, the Company announced that Ms. Jozwick resigned from the Company effective as of March 27, 2013 and as a result of such resignation Ms. Jozwick is entitled to exercise all vested stock options for the ninety (90) day period following the effective date of her resignation.

We are a party to an offer letter with Marc G. Schuback to employ him as our Vice President, General Counsel & Secretary and pay him an annual base salary of $275,000 subject to annual review and a potential target bonus of not less than 30% of his base salary, based upon whether we meet or exceed certain financial measures, along with individual performance considerations. Upon commencement of Mr. Schuback’s employment with the Company on August 15, 2007, Mr. Schuback received options to purchase 15,000 shares of our Common Stock. These options have a purchase price per share of $6.03, expire ten years from the date of grant and vest in four equal annual installments commencing August 15, 2008. In addition, Mr. Schuback is entitled to receive the benefits generally provided by the Company to its employees. If we terminate Mr. Schuback’s employment with us other than for “cause” (as defined in his offer letter), he is entitled to his base salary plus medical and dental benefits for 6 months after the date of such termination. In addition, we agreed with Mr. Schuback that if (a) all or substantially all of the assets of the Company are sold and the new company terminates his employment within 12 months of the acquisition or (b) there is a sale or transfer of a majority of the outstanding Common Stock of the Company and his employment is terminated within 12 months of such sale or transfer, then Mr. Schuback in either case is entitled to a severance payment of 6 months of base salary and medical and dental benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of February 2, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Walter Killough	80,645		—		5.18	10/27/2013
	19,355		—		4.74	11/01/2014
	40,322		—		7.96	03/07/2015
	520,000		—		7.43	10/28/2015
	182,500		—		2.13	12/02/2018
	62,500	(1)	62,500	(1)	1.76	05/20/2020
	—		50,000	(2)	1.46	03/28/2022

Dyan Jozwick	150,000	(3)	150,000	(3)	1.60	06/16/2021
	—		50,000	(4)	1.46	03/28/2022

Marc G. Schuback	15,000		—		6.03	08/15/2017
	10,000		—		1.59	03/17/2018
	7,500	(5)	2,500	(5)	1.89	05/15/2019
	5,000	(6)	5,000	(6)	2.03	03/22/2020
	2,500	(7)	7,500	(7)	1.64	03/24/2021
	—		30,000	(8)	1.46	03/28/2022

(1)	Option vest in four equal annual installments beginning on May 20, 2011.
(2)	Options vest in four equal annual installments beginning on March 28, 2013.
(3)	Options for 100,000 shares vested on June 17, 2011 and options for the remaining 200,000 shares vest in four equal annual installments beginning on June 16, 2012.
(4)	Options vest in four equal annual installments beginning on March 28, 2013.
(5)	Options vest in four equal annual installments beginning on May 15, 2010.
(6)	Options vest in four equal annual installments beginning on March 22, 2011.
(7)	Options vest in four equal annual installments beginning on March 24, 2012.
(8)	Options vest in four equal annual installments beginning on March 28, 2013.

Option Exercises and Stock Vested

The following table sets forth information concerning the outstanding stock awards during the fiscal year ended February 2, 2013 for the named executive officers. None of the named executive officers exercised any stock options during the fiscal year ended February 2, 2013.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Walter Killough	—	—
Dyan Jozwick	—	—
Marc G. Schuback	—	—

Compensation of Directors

Director compensation consists principally of cash, an award of options to purchase shares of our Common Stock and awards of shares of restricted stock. The Company’s non-employee directors received the following amounts of compensation for our fiscal year ended February 2, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Carter S. Evans	76,000	50,000	—	126,000
Paul J. Raffin	46,000	50,000	—	96,000
Scott M. Rosen	61,000	50,000	—	111,000
Gene Washington (4)	27,000	50,000	—	77,000
Mario Ciampi	50,000	50,000	—	100,000
Michael Zimmerman	47,000	50,000	—	97,000
Michael S. Goldgrub (5)	18,000	50,000	5,000	73,000

(1)	The amounts shown in this column reflect the grant date fair value of the stock awards and option awards pursuant to the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 718. See footnote 8 to our audited financial statements beginning on page F-17 of our 2012 Annual Report.
(2)	Each of Messrs. Evans, Ciampi, Goldgrub, Raffin, Rosen and Zimmerman were awarded 42,735 shares of restricted stock in January 2013. The restrictions on these shares lapse equally on each of the first three anniversaries of the grant date. The aggregate number of shares of restricted stock outstanding at February 2, 2013 is as follows for each of the following non-employee directors: 84,993 for Mr. Evans; 84,993 for Mr. Raffin; 84,993 for Mr. Rosen; 0 for Mr. Washington; 75,414 for Mr. Ciampi; and 75,414 for Mr. Zimmerman.
(3)	Each of the named directors was granted options to purchase 5,000 shares of Common Stock upon commencement of service on the Board of Directors. The options vest in equal annual installments on each of the first four anniversaries of the date of grant and expire on the tenth anniversary of the date of grant. As of February 2, 2013, options to purchase 5,000 shares of Common Stock were vested with respect to each of Messrs. Evans, Rosen and Raffin, options to purchase 2,500 shares of common stock were vested with respect to Messrs. Ciampi and Zimmerman and no options to purchase shares of common stock were outstanding with respect to Mr. Washington.
(4)	Mr. Washington did not stand for reelection at the Company’s 2012 Annual Meeting of Stockholders.
(5)	Mr. Goldgrub resigned from the Company’s Board of Directors effective March 6, 2013.

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

For each subsequent year of service, each non-employee director will receive, without cost to such director, the number of shares of our Common Stock that could be purchased for $50,000 at the closing price of such Common Stock on the trading date immediately preceding the award of such shares. These restricted stock shares will be issued pursuant to one or more of our existing stock incentive plans, as such plans may be amended from time to time. These shares will be subject to lapsing rights of repurchase on our part under the applicable plan documents, which repurchase right will entitle us to repurchase the shares for $0.001 per share and which rights will lapse equally on each of the first three anniversaries of the grant date. Such shares will also be subject to the terms and conditions of the plan under which they are awarded and the execution and delivery of restricted stock agreements relating to such shares. The grant date for these restricted stock awards is the first business day of each calendar year. Accordingly, in fiscal 2012, each of Messrs. Ciampi, Evans, Goldgrub, Raffin, Rosen and Zimmerman received an award of 42,735 restricted shares on January 2, 2013.

Cash Compensation

Each non-employee director receives an annual retainer of $24,000, payable in equal quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors he attends in person or by telephone. Each non-employee director also receives an annual retainer of $8,000, payable in equal quarterly installments, for each committee on which such director serves, and an additional $6,000 annual retainer, payable in equal quarterly installments, for each committee of which such director serves as the chairman. In addition, the non-employee Chairman receives an annual retainer of $15,000, payable in equal quarterly installments for serving as Chairman.

Directors who are also our employees do not receive any fees or other compensation for service on our Board of Directors or its committees. We reimburse all directors for reasonable out-of-pocket expenses incurred in attending board or committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of May 31, 2013 (other than as noted below) for (a) each of our current named executive officers, as defined in the Summary Compensation Table above, (b) each of our current directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by such stockholders or on information contained in filings by them with the SEC. Percentage of ownership is based on 32,789,615 shares of Common Stock outstanding on May 31, 2013.

Except where indicated in the footnotes below, the address for each director and executive officer listed is: c/o dELiA*s, Inc., 50 West 23rd Street, New York, New York 10010.

	Common Shares Beneficially Owned
Name of Beneficial Owner	Number		Percentage (%)
Executive Officers and Directors:
Mario Ciampi	94,253	(1)	*
Carter S. Evans	211,073	(2)	*
Walter Killough	1,100,788	(3)	3.3%
Paul J. Raffin	193,404	(4)	*
Scott M. Rosen	199,273	(5)	*
Michael Zimmerman	3,106,055	(6)	9.5%
Tracy Gardner	791,667	(7)	2.4%
Marc G. Schuback	55,000	(8)	*
All current directors and executive officers as a group (10 persons)	5,751,513		17.5%

Five Percent Stockholders:
T2 Partners Management LP	3,361,275	(9)	10.3%
Prentice Capital Management	3,011,802	(10)	9.2%
Wells Fargo & Company	2,698,606	(11)	8.2%
North Run Capital LP	2,598,048	(12)	7.9%
Royce & Associates, LLC	2,140,055	(13)	6.5%

Cosa-Nova Fashions Limited	1,777,680	(14)	5.4%

*	Less than 1%.
(1)	Includes 75,414 shares of restricted stock and 2,500 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.
(2)	Includes 84,993 shares of restricted stock and 5,000 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.
(3)	Includes 100,000 shares of restricted stock and 949,072 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.
(4)	Includes 84,993 shares of restricted stock and 5,000 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.
(5)	Includes 84,993 shares of restricted stock and 5,000 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.
(6)	PRENDEL, LLC (“PRENDEL”) owns and has shared voting and dispositive power with respect to 3,011,802 shares. Prentice Capital Management, LP (“Prentice Capital”) serves as the investment manager of PRENDEL and has shared voting and dispositive power with respect to such shares. Mr. Zimmerman is the managing member of the general partner of Prentice Capital. As a result, Mr. Zimmerman may be deemed to control Prentice Capital and PRENDEL and therefore may be deemed to be the beneficial owner of the 3,011,802 shares of Common Stock owned by PRENDEL. Mr. Zimmerman disclaims beneficial ownership of the 3,011,802 shares of Common Stock except to the extent of his pecuniary interest therein. Includes 75,414 shares of restricted stock and 2,500 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.
(7)	Includes 750,000 shares of restricted stock and 41,667 shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.
(8)	Shares obtainable upon the exercise of options that are currently exercisable or would become exercisable within 60 days.
(9)

Based on a Schedule 13G (Amendment No. 6) filed with the SEC on February 14, 2013, by T2 Partners Management, LP, T2 Partners Group, LLC, T2 Partners Management I, LLC, T2 Accredited Fund, LP, T2 Qualified Fund, LP, Tilson Offshore Fund, Ltd., Deerhaven Fund, LP (formerly T2 SPAC Fund, LP) and Tilson Focus Fund. According to the Schedule 13G, (1) T2 Partners Management, LP and T2 Partners Group, LLC have shared voting and dispositive power with respect to all such shares, (2) T2 Partners Management, LLC has shared voting and dispositive powers with respect to 2,323,621 of such shares, (3) T2 Accredited Fund, LP has shared voting and dispositive power with respect to 1,502,120 of such shares, (4) T2 Qualified Fund, LP has shared voting and dispositive power with respect to 409,558 of such shares, (5) Tilson Offshore Fund, Ltd. has shared voting and dispositive power with respect to 639,187 of such shares (6) Deerhaven Fund, LP has shared voting and dispositive power with respect to 411,493 of such shares, and (7) Tilson Focus Fund has shared voting and dispositive power with respect to 398,467 of such shares. The address of each of the above entities is 767 Fifth Avenue, 18thS Floor, New York, New York 10153.

(10)

Based on a Form 4 filed with the SEC on January 2, 2013 and a Schedule 13D/A filed with the SEC on September 15, 2011 by Prentice Capital. According to the Schedule 13D/A, PRENDEL owns and has shared voting and dispositive power with respect to such shares. Prentice Capital serves as the investment manager of PRENDEL and has shared voting and dispositive power with respect to such shares. Mr. Zimmerman is the managing member of the general partner of Prentice Capital and has shared voting and dispositive power with respect to such shares. As a result, Mr. Zimmerman may be deemed to control Prentice Capital and PRENDEL and therefore may be deemed to be the beneficial owner of the 3,011,802 shares of Common Stock owned by PRENDEL. Each of Prentice Capital and Mr. Zimmerman disclaim beneficial ownership of the 3,011,802 shares of Common Stock reported as owned by PRENDEL except to the extent of their pecuniary interest therein. In addition, Mario Ciampi, an employee of Prentice Capital, is a Director of dELiA*s, Inc. Prentice Capital may be deemed a director-by-deputization by reason of Mr. Zimmerman’s and Mr. Ciampi’s serving as directors of dELiA*s, Inc. The address of each of the above named individuals and entities is 33 Benedict Place, 2nd Floor, Greenwich, Connecticut 06830.
(11)	Based on a Schedule 13G (Amendment No. 5) filed with the SEC on March 29, 2013 by Wells Fargo & Company on behalf of itself and on behalf of the following subsidiaries: Wells Capital Management Incorporated, Wells Fargo Funds Management, LLC, and Wells Fargo Advisors, LLC. According to this Schedule 13G, (i) Wells Fargo & Company has shared voting power with respect to all such shares and shared dispositive power with respect to 2,698,606 of such shares, (ii) Wells Capital Management Incorporated has shared voting power with respect to 749,072 of such shares and dispositive power with respect to 2,697,732 of such shares, and (iii) Wells Fargo Funds Management, LLC has shared voting and dispositive power with respect to 1,948,660 of such shares. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104.
(12)	Based on a Schedule 13G (Amendment No. 2) jointly filed with the SEC on February 10, 2012 by North Run Advisors, LLC, a Delaware limited liability company (“North Run”), North Run GP, LP, a Delaware limited partnership (the “GP”), North Run Capital, LP, a Delaware limited partnership (the “Investment Manager”), Todd B. Hammer and Thomas B. Ellis. According to this Schedule 13G, each of the above named persons and entities have shared voting and dispositive power with respect to such shares. According to the Schedule 13G, Todd B. Hammer and Thomas B. Ellis are the principals and sole members of North Run and North Run is the general partner of both the GP and the Investment Manager. The address of each of the above individuals and entities is One International Place, Suite 2401, Boston, Massachusetts 02110.
(13)	Based on a Schedule 13G (Amendment No. 4) filed with the SEC on January 7, 2013. According to this Schedule 13G, Royce & Associates LLC, an investment adviser registered under the Investment Company Act of 1940, has sole voting and dispositive power with respect to such shares, and the interest of one account, Royce Opportunity Fund, an investment company registered under the Investment Company Act of 1940, which is managed by Royce & Associates LLC, amounted to 1,602,615 shares of Common Stock. The address of Royce & Associates, LLC is 745 Fifth Avenue, New York, New York 10151.
(14)	Based on a Schedule 13D filed with the SEC on July 10, 2012. According to this Schedule 13D, Cosa-Nova Fashions Limited has sole voting and dispositive power with respect to such shares. All shares of Common Stock held by Cosa-Nova Fashions Limited may be deemed beneficially owned by Michael S. Goldgrub as the beneficial owner of 100% of the common stock of Cosa-Nova Fashions Limited. The address of Cosa-Nova Fashions and Michael S. Goldgrub is 50 Dufflaw Road, Toronto, Ontario M6A 2W1.

Equity Compensation Plan Information

The following table contains information about our Common Stock that may be issued upon the exercise of options, warrants or rights under all of our equity compensation plans as of February 2, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans Approved by Stockholders (1)	3,050,086	$3.84	3,854,492
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	3,050,086	$3.84	3,854,492

(1)	Under the 2005 Plan, a maximum of 8,400,000 shares of our Common Stock may be subject to grants of options or awards of restricted stock to certain of our officers, directors and employees. Options granted under the 2005 Plan will be either non-qualified options, which do not satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or incentive stock options, which do satisfy such requirements. No person may be granted options under the 2005 Plan for more than 1,500,000 shares of our Common Stock in any one-year period. Shares of Common Stock covered by options that terminate or are canceled prior to exercise and shares of restricted stock that are returned to us will again be available for grants of options and awards of restricted stock. Also, if the option price or any applicable tax withholding obligation payable upon exercise of an option is satisfied by the tender or withholding of shares of Common Stock, the number of shares so tendered or withheld will be eligible for subsequent grants of options and awards of restricted stock under the 2005 Plan. The option price for stock options may not be less than 100% of the fair market value of our Common Stock at the time of grant.
(2)	The Company has no equity compensation plans that have not been approved by stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

There are no relationships that would require disclosure by the Company under Item 404 of SEC Regulation S-K.

Director Independence

Based upon a review by the Board of Directors of all relevant information, the Board of Directors has determined that each of Carter S. Evans, Mario Ciampi, Paul J. Raffin, Scott M. Rosen and Michael Zimmerman meets the requirements for independence under the rules of The Nasdaq Stock Market for board members and for members of the committees of the Board of Directors on which each serves.

Item 14.	Principal Accountant Fees and Services.

The fees billed for professional accounting services rendered by BDO USA, LLP for the fiscal years ended February 2, 2013 and January 28, 2012 are as follows:

	Fiscal Year Ended
	February 2, 2013	January 28 2012
Audit Fees	$341,300	$323,000
Audit Related Fees	17,000	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$358,300	$323,000

In the above table, in accordance with the SEC definitions and rules, “audit fees” are fees billed to the Company for professional services for the audit of the Company’s consolidated financial statements included in the Annual Report on Form 10-K and review of financial statements included in Quarterly Reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including review of the Company’s registration statement on Form S-3. “Audit-related fees” are billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and the audit of the Company’s 401(K) plan. “Tax fees” are fees for federal and local tax compliance, tax advice, and tax planning and advisory services.

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

Percentage of Audit Services Pre-Approved

During the fiscal year ended February 2, 2013, 100% of all audit services were pre-approved by the Audit Committee.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Amendment

Exhibit No.	Description

31.3	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.4	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.

Date June 3, 2013	By:	/s/ Walter Killough
Walter Killough Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter Killough Walter Killough	Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2013

/s/ David J. Dick David J. Dick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 3, 2013

/s/ Tracy Gardner Tracy Gardner	Director	June 3, 2013

/s/ Michael Zimmerman Michael Zimmerman	Chairman and Director	June 3, 2013

/s/ Carter S. Evans Carter S. Evans	Director	June 3, 2013

/s/ Paul J. Raffin Paul J. Raffin	Director	June 3, 2013

/s/ Scott M. Rosen Scott M. Rosen	Director	June 3, 2013

/s/ Mario Ciampi Mario Ciampi	Director	June 3, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.3	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.4	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.