Form 10-Q
period 2013-05-04
dELiAs, Inc.
filed 2013-06-18
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

As of June 13, 2013 the registrant had 32,789,615 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements (unaudited)

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	May 4, 2013	February 2, 2013	April 28, 2012
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,643	$16,812	$16,634
Inventories, net	26,119	24,840	25,293
Prepaid catalog costs	1,565	1,012	1,047
Other current assets	5,596	4,882	3,494
Assets held for sale	6,094	6,809	6,224

TOTAL CURRENT ASSETS	43,017	54,355	52,692
PROPERTY AND EQUIPMENT, NET	34,988	36,107	41,471
GOODWILL	—	—	4,462
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
OTHER ASSETS	968	921	822
ASSETS HELD FOR SALE	657	690	—

TOTAL ASSETS	$82,049	$94,492	$101,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,927	$26,782	$15,603
Bank loan payable	1,550	—	—
Accrued expenses and other current liabilities	11,703	11,168	12,160
Income taxes payable	666	623	788
Liabilities held for sale	4,552	5,166	3,538

TOTAL CURRENT LIABILITIES	40,398	43,739	32,089

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	9,455	9,500	11,155

TOTAL LIABILITIES	49,853	53,239	43,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 32,789,615, 31,939,615 and 31,726,645 shares issued and outstanding, respectively	33	32	32
Additional paid-in capital	100,099	99,942	99,431
Accumulated deficit	(67,936)	(58,721)	(40,841)

TOTAL STOCKHOLDERS’ EQUITY	32,196	41,253	58,622

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,049	$94,492	$101,866

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
NET REVENUES	$35,177	$41,214
Cost of goods sold	26,811	28,194

GROSS PROFIT	8,366	13,020

Selling, general and administrative expenses	17,492	17,688
Other operating income	(146)	(208)

TOTAL OPERATING EXPENSES	17,346	17,480

OPERATING LOSS	(8,980)	(4,460)
Interest expense, net	185	153

LOSS BEFORE INCOME TAXES	(9,165)	(4,613)
Provision (benefit) for income taxes	28	(294)

LOSS FROM CONTINUING OPERATIONS	(9,193)	(4,319)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(22)	645

NET LOSS	$(9,215)	$(3,674)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.29)	$(0.14)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(0.00)	$0.02

NET LOSS PER SHARE	$(0.29)	$(0.12)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	31,491,074	31,320,254

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,215)	$(3,674)
(Loss) income from discontinued operations	(22)	645

Loss from continuing operations	(9,193)	(4,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,484	2,336
Deferred financing fees	45	45
Stock-based compensation	151	181
Changes in operating assets and liabilities:
Inventories	(1,279)	(568)
Prepaid catalog costs and other assets	(1,359)	(316)
Income taxes payable	43	52
Accounts payable, accrued expenses and other liabilities	(5,323)	(8,194)

Total adjustments	(5,238)	(6,464)

Net cash used in operating activities of continuing operations	(14,431)	(10,783)
Net cash provided by operating activities of discontinued operations	118	394

NET CASH USED IN OPERATING ACTIVITIES	(14,313)	(10,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(406)	(1,403)

NET CASH USED IN INVESTING ACTIVITIES	(406)	(1,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	1,550	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,550	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,169)	(11,792)
CASH AND CASH EQUIVALENTS, beginning of period	16,812	28,426

CASH AND CASH EQUIVALENTS, end of period	$3,643	$16,634

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$99	$127

Cash paid during the period for taxes	$16	$68

Capital expenditures incurred not yet paid	$1,338	$744

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In this Form 10-Q , when we refer to “Alloy, LLC” we are referring to Alloy, LLC (formerly Alloy, Inc.), our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we formerly operated. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.”, the “Company”, “we”, “us”, or “our”, we are referring to dELiA*s, Inc. and its subsidiaries. When we refer to the “Spinoff”, we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, LLC shareholders.

1. Business and Basis of Presentation

We are a multi-channel retail company primarily marketing to teenage girls. We generate revenue by selling to consumers through the integration of our e-commerce website, direct mail catalogs and our mall-based retail stores. Through our e-commerce web pages and catalogs, we sell primarily our own proprietary brand products and some name brand products, directly to consumers, including apparel, accessories and footwear. Our mall-based retail stores derive revenue primarily from the sale of apparel and accessories.

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at May 4, 2013 and April 28, 2012 and for the thirteen week periods ended May 4, 2013 and April 28, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at February 2, 2013 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated.

The Company’s fiscal year ends on the Saturday closest to January 31st. References to “fiscal 2012” represent the 53-week period ended February 2, 2013 and references to “fiscal 2013” represent the 52-week period ending February 1, 2014.

Results for the first quarter of fiscal 2013 have been adjusted to reflect the operating results of the Company’s Alloy business as discontinued operations. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

The financial statements include the accounts of dELiA*s, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations and Assets Held for Sale

During the first quarter of fiscal 2013, the Company retained Janney Montgomery Scott LLC as strategic advisor to the Board of Directors with an initial focus on the potential disposition of the Company’s Alloy brand. Accordingly, the results of the Company’s former Alloy business have been reported as discontinued operations for the thirteen weeks ended May 4, 2013 and April 28, 2012. In discontinued operations, the Company has reversed its allocation of shared services to the Alloy business and has charged discontinued operations with the administrative and distribution expenses that were attributable to Alloy.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 4, 2013, Alloy Merchandise, LLC, a wholly-owned subsidiary of the Company (“Alloy Merchandising”) and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HRSH Acquisitions LLC d/b/a Alloy Apparel and Accessories (“Buyer”) and also closed the transaction under the Asset Purchase Agreement. Subject to the terms and conditions of the Asset Purchase Agreement, Alloy Merchandising sold certain assets and certain liabilities related to its Alloy business to Buyer, and Buyer purchased such assets and assumed certain related liabilities. Upon closing of the transaction, the Company received $3.7 million in cash proceeds, subject to adjustment as provided in the Asset Purchase Agreement, and the buyer assumed $3.1 million in liabilities. The gain on sale from this transaction is expected to be immaterial. The Company also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction.

Loss from discontinued operations, net of taxes, was $22,000 for the thirteen weeks ended May 4, 2013 and income from discontinued operations, net of tax, was $0.6 million for the thirteen weeks April 28, 2012.

Discontinued operations were comprised of (in thousands):

	For the Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net revenues	$9,773	$11,252
Cost of goods sold	6,424	6,871

Gross profit	3,349	4,381

Selling, general and administrative expenses	3,436	3,823
Other operating income	(65)	(424)

Total expenses	3,371	3,399

Operating (loss) income	(22)	982
Provision for income taxes	0	337

(Loss) income from discontinued operations, net of income taxes	$(22)	$645

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	May 4, 2013	February 2, 2013	April 28, 2012
Inventories, net	$4,830	$5,704	$5,152
Prepaid catalog costs	922	690	657
Other current assets	342	415	415

Total current assets	$6,094	$6,809	$6,224

Property and equipment, net	657	690	—

Total assets	6,751	7,499	6,224

Accounts payable	3,323	4,236	2,521
Accrued expenses	803	530	510
Customer liabilities	$426	$400	$507

Total liabilities	4,552	5,166	3,538

2. Recent Accounting Pronouncements

Recently Adopted Standard

In July 2012, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2013 with no impact on its condensed consolidated financial statements.

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

There were no impairment charges in the thirteen week periods ended May 4, 2013 and April 28, 2012.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of May 4, 2013, February 2, 2013 and April 28, 2012 were approximately $1.9 million, $1.4 million and $1.5 million, respectively.

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

The total weighted average number of potential shares of common stock with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	For Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Stock options	4,167	3,441
Warrants	215	215
Restricted stock	1,299	406

Total	5,681	4,063

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	May 4, 2013	February 2, 2013	April 28, 2012
Construction in progress	$906	$1,694	$1,629
Computer equipment	14,144	12,292	11,097
Machinery and equipment	99	99	125
Office furniture	18,347	18,145	20,251
Leasehold improvements	52,353	52,275	56,080
Building	7,559	7,559	7,559
Land	500	500	500

	93,908	92,564	97,241
Less: accumulated depreciation and amortization	(58,920)	(56,457)	(55,770)

	$34,988	$36,107	$41,471

Depreciation and amortization expense related to property and equipment was approximately $2.5 million and $2.3 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

8. Credit Facility

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into a credit agreement (the “GE Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the GE Agreement (together with GE Capital in its capacity as a lender, the “Lenders”). The GE Agreement provides for a total aggregate commitment of the Lenders of $25 million, including a $15 million sublimit for the issuance of letters of credit and a swingline loan facility of $5 million. Under the GE Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25 million. The GE Agreement has a term of five years and matures on May 26, 2016. The obligations of the borrowers under the GE Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

As of May 4, 2013, availability under the GE Agreement was $5.7 million, net of outstanding letters of credit of $11.0 million and $1.6 million in borrowings.

The GE Agreement calls for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the GE Agreement, a letter of credit fee calculated using a per annum rate equal to the Applicable Margin with respect to letters of credit (as defined in the GE Agreement) multiplied by the average outstanding face amount of letters of credit issued under the GE Agreement, as well as other customary fees and expenses. Interest accrues on the outstanding principal amount of the revolving credit loans at an annual rate equal to LIBOR (as defined in the GE Agreement) or the Base Rate (as defined in the GE Agreement), plus an applicable margin which is subject to periodic adjustment based on average excess availability under the GE Agreement. Interest on each swingline loan is calculated using the Base Rate. The GE Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the GE Agreement.

The GE Agreement contains customary representations and warranties, as well as customary covenants that, among other things, restricts the ability of the Company and its subsidiaries to incur liens, consolidate or merge with other entities, incur certain additional indebtedness and guaranty obligations, pay dividends or make certain other restricted payments. The GE Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties and covenants, cross defaults to other material indebtedness, and bankruptcy and insolvency matters.

On June 14, 2013, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with Salus in its capacity as a lender, the “Lenders”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $30 million. The Credit Agreement has a term of four years and matures on June 14, 2017. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Credit Agreement calls for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the Credit Agreement as well as other customary fees and expenses. Interest accrues on the outstanding principal amount of the revolving credit loans at an annual rate equal to the greater of (a) the Base Rate (as defined in the Credit Agreement) plus 3% and (b) 6.25%. The Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Credit Agreement.

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

Concurrently with the execution of the Credit Agreement, the GE Agreement was terminated and replaced with a letter of credit agreement with GE Capital (“Letter of Credit Agreement”). The Letter of Credit Agreement provides for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $15 million or (b) an amount equal to a specified percentage of cash collateral held by GE Capital. The cash collateral is required in an amount equal to 105% of the face amount of outstanding letters of credit issued. The Letter of Credit Agreement calls for a payment by the Company of a fee of 0.375% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 1.75% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations. The Letter of Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Letter of Credit Agreement.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 4, 2013	February 2, 2013	April 28, 2012
Credits due to customers	$4,029	$4,540	$6,431
Accrued payroll, bonus, taxes and withholdings	1,548	902	677
Allowance for sales returns	638	836	657
Short-term tenant allowances	992	887	752
Accrued sales tax	395	487	540
Accrued capital expenditures	983	305	315
Other accrued expenses	3,118	3,211	2,788

	$11,703	$11,168	$12,160

10. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and our former customer contact center facility under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at May 4, 2013, February 2, 2013 and April 28, 2012 was approximately $4.8 million, $5.0 million, and $6.1 million, respectively, of deferred rent liability, and approximately $3.7 million, $3.5 million, and $4.3 million, respectively, of tenant allowances.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Share-Based Compensation

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

The Company recorded stock-based compensation expense (including expense for restricted stock) of $0.2 million for each of the thirteen weeks ended May 4, 2013 and April 28, 2012 related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in our consolidated statements of operations.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

The per share weighted average fair value of stock options granted during the thirteen weeks ended May 4, 2013 was $0.43. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

May 4, 2013
Dividend yield	—
Risk-free interest rate	1.3%
Expected life (in years)	6.25
Historical volatility	62%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted- Average Exercise Price per Option
Options outstanding as of February 2, 2013	3,050,086	$3.84
Options granted	1,177,750	0.74
Options exercised	—	—
Options cancelled or expired	(61,125)	4.27

Outstanding as of May 4, 2013	4,166,711	$2.96

Exercisable as of May 4, 2013	2,204,962	$4.63

As of May 4, 2013, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock

The fair value of restricted stock awards is calculated based on the stock price on the date of the grant. The weighted average grant date fair values for restricted stock issued during the thirteen weeks ended May 4, 2013 was $0.68.

The following table summarizes restricted stock activity during the first quarter of fiscal 2013:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2013	448,541	$1.15
Granted	850,000	0.68
Vested	—	—
Forfeited	—	—

Outstanding at May 4, 2013	1,298,541	$0.84

As of May 4, 2013, there was approximately $0.9 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. Interest Expense, Net

Interest expense and interest income are presented net in the condensed consolidated statements of operations. Interest expense for the thirteen weeks ended May 4, 2013 and April 28, 2012 relates to costs associated with our GE Agreement. Interest expense for the thirteen weeks ended May 4, 2013 and April 28, 2012 was $0.2 million and $0.2 million, respectively. There was no interest income for the thirteen weeks ended May 4, 2013 and April 28, 2012.

14. Spinoff Related Transactions

Services and Revenues

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, LLC. Alloy, LLC originally arranged these advertising services on our behalf, through a Media Services Agreement (the “Original Agreement”) entered into in connection with the Spinoff. Revenue under these arrangements was recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement.

On November 16, 2010, the Company entered into an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) with Alloy, LLC. The A/R Media Services Agreement replaces the Original Agreement, which expired by its terms on December 19, 2010, and became effective on December 20, 2010, upon expiration of the Original Agreement. The A/R Media Services Agreement provides, among other things, that Alloy, LLC will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, direct segment upsell arrangements, catalog advertisements and insertions, sampling and in-store promotions, and database collection and marketing. The A/R Media Services Agreement expires on December 20, 2015. Effective May 6, 2011, the Company and Alloy, LLC amended the A/R Media Services Agreement to remove the sampling and in-store promotion services therefrom. In addition, as part of the transaction described under Note 1 “Discontinued Operations and Assets Held for Sale”, we further amended the A/R Media Services Agreement to assign the provisions of such agreement related to our former Alloy business to the purchaser of such business.

We recorded revenues of approximately $39,000 and $0.1 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

We recorded expenses of approximately $0.1 million for each of the thirteen weeks ended May 4, 2013 and April 28, 2012, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

Prior to the Spinoff, we and Alloy, LLC entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, information technology and intellectual property agreement, and an On Campus Marketing call center agreement. The On Campus Marketing call center agreement was terminated July 16, 2012. In addition, as part of the transaction involving the sale of our former CCS business, we entered into a Media Placement Services Agreement with Alloy, LLC pursuant to which we agreed to purchase specified media services over a three year period for $3.3 million. The Media Placement Services Agreement expired on February 1, 2012.

15. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen weeks ended May 4, 2013 and April 28, 2012 was an expense of 0.3% and a benefit of 6.4%, respectively. Although the Company expects to generate a net operating loss (“NOL”) for fiscal 2013, the Company did not generate taxable income during the two-year carry-back period, and therefore cannot recognize a federal tax benefit related to the NOL. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. The Company recognized tax expense related to certain state taxes.

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

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At May 4, 2013, the Company had a liability for unrecognized tax benefits of approximately $0.5 million all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $0.5 million is an accrual of approximately $0.2 million for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen weeks ended May 4, 2013. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2009, 2010 and 2011. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examinations.

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

17. Segment Reporting

The Company’s executive management, being its chief operating decision makers, works together to allocate resources and assess the performance of the Company’s business. The Company’s executive management has historically managed the Company as two distinct operating segments—direct marketing and retail stores. Although offering customers substantially similar merchandise, the Company’s direct and retail operating segments currently have distinct management, marketing and operating strategies and processes.

The Company’s executive management assesses the performance of each operating segment based on operating income (loss), which is defined as net sales less the cost of goods sold and selling, general and administrative expenses both directly identifiable and allocable. For the direct segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of catalog development, production and circulation costs, order processing costs, direct personnel costs and allocated overhead expenses. For the retail segment, these operating costs, in addition to the cost of merchandise sold, primarily consist of store selling expenses, direct labor costs and allocated overhead expenses. Allocated overhead expenses are costs associated with general corporate expenses and shared departmental services (e.g., executive, facilities, accounting, information technology, legal and human resources). Since the Alloy business is recorded as a discontinued operation, certain allocated overhead expenses have been reallocated to the remaining continuing businesses (see Note 1).

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs, together with goodwill (excluding the Assets Held for Sale). Corporate and other assets include corporate headquarters, distribution and our former customer contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and corporate and other capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in our most recent Form 10-K. Reportable data for our operating segments were as follows:

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
May 4, 2013	$22,215	$53,083	$75,298
February 2, 2013	34,653	52,340	86,993
April 28, 2012	37,616	58,026	95,642
Capital Expenditures (accrual basis)
May 4, 2013—13 weeks ended	$24	$1,341	$1,365
April 28, 2012—13 weeks ended	526	693	1,219
Depreciation and Amortization
May 4, 2013—13 weeks ended	$188	$2,296	$2,484
April 28, 2012—13 weeks ended	173	2,163	2,336
Goodwill
May 4, 2013	$—	$—	$—
February 2, 2013	—	—	—
April 28, 2012	4,462	—	4,462

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Net revenues:
Retail store	$24,713	$28,862
Direct marketing	10,464	12,352

Total net revenue	$35,177	$41,214

Operating loss:
Retail store	$(6,959)	$(3,563)
Direct marketing	(2,021)	(897)

Total operating loss	$(8,980)	$(4,460)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first quarter of fiscal 2013, the Company retained Janney Montgomery Scott LLC as strategic advisor to the Board of Directors with an initial focus on the potential disposition of the Company’s Alloy brand. Accordingly, the results of the Company’s former Alloy business have been reported as discontinued operations for the thirteen weeks ended May 4, 2013 and April 28, 2012. The Company completed its sale of the Alloy business on June 4, 2013. Upon closing of the transaction, the Company received $3.7 million in cash proceeds and the buyer assumed $3.1 million in liabilities. The gain on sale from this transaction is expected to be immaterial. All financial results in this discussion are for continuing operations only unless otherwise stated.

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel retailer of apparel, accessories and footwear, primarily marketing to teenage girls. Our merchandise assortment (which includes our own proprietary brand products and some name brand products), our e-commerce webpages, our catalogs, and our mall-based retail stores are designed to appeal directly to consumers. We reach our customers through our direct marketing segment, which consists of our e-commerce and catalog business, and our dELiA*s retail stores.

Our strategy is to improve upon our position as a direct marketing company; to increase productivity in our dELiA*s retail stores; and to carry out such strategy while controlling costs. In addition, our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business while continuing extended offerings online and in our catalogs.

We expect that improved productivity in each segment of our business will be the key element of our overall growth strategy. Our focus is to improve productivity in our current retail store base, to invest in web-based marketing programs to drive additional traffic to our website and improve the productivity of catalogs distributed. As productivity improves and market conditions allow, we plan to continue to expand the dELiA*s retail store base over the long term. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Goals

We believe that focusing on our dELiA*s brand and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	Leveraging our omni-channel platform in order to drive top line growth;

•	implementing web, mobile and social media based initiatives, while optimizing our catalog circulation;

•	developing merchandise assortments that emphasize key categories more effectively and drive improved gross profit margins;

•	employing focused inventory management strategies and creating inventory turn improvement;

•	improving productivity of the existing store base through heightened focus on the selling culture, with emphasis on increased customer conversion;

•	leveraging our current expense infrastructure and taking additional operating costs out of the business, including monitoring and opportunistically closing underperforming stores; and

•	expanding the dELiA*s retail store base over the long term.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31st. The fiscal year ended February 2, 2013 was a 53-week fiscal year, and the fiscal year ending February 1, 2014 will be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	2013	2012
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%
Cost of goods sold	76.2%	68.4%

Gross profit	23.8%	31.6%

Operating expenses:
Selling, general and administrative expenses	49.7%	42.9%
Other operating income	(0.4%)	(0.5%)

Total operating expenses	49.3%	42.4%

Operating loss	(25.5%)	(10.8%)
Interest expense, net	0.5%	0.4%

Loss before income taxes	(26.0%)	(11.2%)
Provision (benefit) for income taxes	0.1%	(0.7%)

Loss from continuing operations	(26.1%)	(10.5%)
Income from discontinued operations	(0.1%)	1.6%

Net loss	(26.2%)	(8.9%)

Thirteen Weeks Ended May 4, 2013 Compared to Thirteen Weeks Ended April 28, 2012

Revenues

Total Revenues. Total revenues decreased 14.6% to $35.2 million in the quarter ended May 4, 2013 from $41.2 million in the quarter ended April 28, 2012.

Direct Marketing Revenues. Direct marketing revenues decreased 15.3% to $10.5 million in the quarter ended May 4, 2013 from $12.4 million in the quarter ended April 28, 2012. The revenue decrease was primarily due to lower average order values as well as a decrease in the number of orders compared to the prior year.

Retail Store Revenues. Retail store revenues decreased 14.4% to $24.7 million in the quarter ended May 4, 2013 from $28.9 million in the quarter ended April 28, 2012. The revenue decrease was due to an 8% reduction in store count and a comparable store sales decrease of 7.1% over the prior year period. During the quarter ended May 4, 2013, we relocated one store and closed one store, ending the period with 103 stores in operation, as compared to 112 stores in operation as of April 28, 2012.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
Channel net revenues (in thousands):
Retail	$24,713		$28,862
Direct (1)	10,464		12,352

Total net revenues	$35,177		$41,214

Catalogs Mailed (in thousands) (1)	4,912		3,864

Number of Stores:
Beginning of period	104		113
Stores opened	1	*	1	**
Stores closed	2	*	2	**

End of Period	103		112

Total Gross Sq. Ft. End of Period (in thousands)	397.7		429.6

(1)	Restated to exclude the Alloy business
*	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2013.
**	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2012.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended May 4, 2013 was $8.4 million or 23.8% of revenues as compared to $13.0 million or 31.6% of revenues in the quarter ended April 28, 2012.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended May 4, 2013 was $4.3 million or 41.1% of related revenues as compared to $5.4 million or 43.7% of related revenues for the quarter ended April 28, 2012. The decrease in gross profit, as a percentage of related revenues, primarily resulted from increased inventory reserves and shipping and handling costs, partially offset by a 110 basis point increase in merchandise margins.

Retail Store Gross Profit. Retail store gross profit for the quarter ended May 4, 2013 was $4.1 million or 16.5% of related revenues as compared to $7.6 million or 26.4% of related revenues for the quarter ended April 28, 2012. The decrease in gross profit, as a percentage of related revenues, was primarily due to a 740 basis point increase in markdown and other inventory reserves in connection with underperforming inventory, and a 190 basis point decrease related to merchandise margins, with the remaining decrease resulting from the deleveraging of occupancy costs.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (SG&A) increased to 49.7% for the quarter ended May 4, 2013 from 42.9% for the quarter ended April 28, 2012. In total dollars, SG&A decreased to $17.5 million in the quarter ended May 4, 2013 from $17.7 million in the quarter ended April 28, 2012. Expenses previously allocated to the Alloy business have been reallocated to continuing operations. These costs were approximately $1.5 million and $1.4 million for the quarter ended May 4, 2013 and April 28, 2013, respectively.

Direct Marketing SG&A. Direct marketing SG&A remained flat at $6.4 million in the quarter ended May 4, 2013 as compared to the quarter ended April 28, 2012. As a percentage of related revenues, the direct marketing SG&A increased to 60.8% from 51.9% for the quarter ended April 28, 2012. The increase in SG&A, as a percentage of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues. Included in SG&A expenses for the first quarter of fiscal 2013 were approximately $0.3 million in costs related to our recent management transitions.

Retail Store SG&A. Retail SG&A decreased to $11.1 million in the quarter ended May 4, 2013 from $11.3 million in the quarter ended April 28, 2012. As a percentage of related revenues, retail SG&A increased to 45.1% in the quarter ended May 4, 2013 from 39.1% for the quarter ended April 28, 2012. The increase in SG&A, as a percentage of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues. Included in SG&A expenses for the first quarter of fiscal 2013 were approximately $0.3 million in costs related to our recent management transitions.

Other Operating Income

Other operating income, which represents breakage income, was $0.1 million for the first quarter of fiscal 2013 as compared to $0.2 million in first quarter of fiscal 2012.

Operating Loss

Total Operating Loss. Our total operating loss was $9.0 million for the quarter ended May 4, 2013 as compared to an operating loss of $4.5 million for the quarter ended April 28, 2012.

Direct Marketing Operating Loss. Direct marketing operating loss was $2.0 million for the quarter ended May 4, 2013 as compared to an operating loss of $0.9 million for the quarter ended April 28, 2012.

Retail Store Operating Loss. Operating loss from retail stores was $7.0 million for the quarter ended May 4, 2013 as compared to an operating loss of $3.6 million for the quarter ended April 28, 2012.

Interest expense, net

We recorded interest expense of $0.2 million in the quarter ended May 4, 2013 compared to $0.2 million for the quarter ended April 28, 2012. Interest expense for the quarter ended May 4, 2013 and April 28, 2012 related to costs associated with our GE Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $28,000 for the fiscal quarter ended May 4, 2013 and an income tax benefit of $0.3 million for the fiscal quarter ended April 28, 2012. The Company does not expect to recognize any tax benefit for federal taxes for fiscal 2013 since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2013 net operating loss.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances as well as utilization of our GE Agreement. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings or closings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

We expect our current cash balance, cash flow from operations and availability under our credit facilities will be sufficient to meet our cash requirements for operations and current planned capital expenditures at least through the next twelve months. However, if cash balances, cash flow from operations and availability under our credit facilities are not sufficient to meet our current capital requirements, we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Credit Facility

On May 26, 2011, the Company and certain of its wholly-owned subsidiaries entered into a credit agreement (the “GE Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the GE Agreement (together with GE Capital in its capacity as a lender, the “Lenders”). The GE Agreement provides for a total aggregate commitment of the Lenders of $25 million, including a $15 million sublimit for the issuance of letters of credit and a swingline loan facility of $5 million. Under the GE Agreement, the Company has the right to request, subject to the agreement of the Lenders, that the Lenders increase their revolving commitments up to an additional $25 million. The GE Agreement has a term of five years and matures on May 26, 2016. The obligations of the borrowers under the GE Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

As of May 4, 2013, availability under the GE Agreement was $5.7 million, net of outstanding letters of credit of $11.0 million and $1.6 million in borrowings.

The GE Agreement calls for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the GE Agreement, a letter of credit fee calculated using a per annum rate equal to the Applicable Margin with respect to letters of credit (as defined in the GE Agreement) multiplied by the average outstanding face amount of letters of credit issued under the GE Agreement, as well as other customary fees and expenses. Interest accrues on the outstanding principal amount of the revolving credit loans at an annual rate equal to LIBOR (as defined in the GE Agreement) or the Base Rate (as defined in the GE Agreement), plus an applicable margin which is subject to periodic adjustment based on average excess availability under the GE Agreement. Interest on each swingline loan is calculated using the Base Rate. The GE Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the GE Agreement.

The GE Agreement contains customary representations and warranties, as well as customary covenants that, among other things, restricts the ability of the Company and its subsidiaries to incur liens, consolidate or merge with other entities, incur certain additional indebtedness and guaranty obligations, pay dividends or make certain other restricted payments. The GE Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties and covenants, cross defaults to other material indebtedness, and bankruptcy and insolvency matters.

On June 14, 2013, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with Salus in its capacity as a lender, the “Lenders”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $30 million. The Credit Agreement has a term of four years and matures on June 14, 2017. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

The Credit Agreement calls for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the Credit Agreement as well as other customary fees and expenses. Interest accrues on the outstanding principal amount of the revolving credit loans at an annual rate equal to the greater of (a) the Base Rate (as defined in the Credit Agreement) plus 3% and (b) 6.25%. The Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Credit Agreement.

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

Concurrently with the execution of the Credit Agreement, the GE Agreement was terminated and replaced with a letter of credit agreement with GE Capital (“Letter of Credit Agreement”). The Letter of Credit Agreement provides for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $15 million or (b) an amount equal to a specified percentage of cash collateral held by GE Capital. The cash collateral is required in an amount equal to 105% of the face amount of outstanding letters of credit issued. The Letter of Credit Agreement calls for a payment by the Company of a fee of 0.375% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 1.75% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations. The Letter of Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Letter of Credit Agreement.

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

Operating Activities

Net cash used in operating activities was $14.5 million in the thirteen weeks ended May 4, 2013, compared with $10.1 million in the thirteen weeks ended April 28, 2012. The cash used in operating activities for the thirteen weeks ended May 4, 2013 and April 28, 2012 was due primarily to funding the net operating losses, inventory purchases, and the timing of vendor payments.

Investing Activities

Cash used in investing activities was $0.4 million in the thirteen weeks ended May 4, 2013, compared with $1.4 million in the thirteen weeks ended April 28, 2012. The cash used in investing activities was primarily due to capital expenditures associated with the construction or remodeling of our retail stores and, for fiscal 2012, costs associated with our new websites and systems to support our e-commerce business.

Contractual Obligations

The following table presents our significant contractual obligations as of May 4, 2013 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$79,763	$16,285	$31,965	$20,505	$11,008
Purchase Obligations (2)	23,769	23,769	—	—	—
Future Severance-Related Payments (3)	1,255	1,255	—	—	—

Total	$104,787	$41,309	$31,965	$20,505	$11,008

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

We have long-term, non-cancelable operating lease commitments for retail stores and office space.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, catalog costs, inventory valuation, indefinite-lived intangible assets and long-lived asset impairment, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2013 with no impact on its condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into letters of credit issued under the GE Agreement to finance the acquisition of inventory from suppliers, to provide standby letters of credit to factors, landlords and other parties for business purposes, and for other general corporate purposes.

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

From time to time, we have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured financial institutions that are in excess of the federally insured limit. Since expanded deposit protection under the Dodd-Frank Wall Street Reform Act expired on December 31, 2012, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of the federally insured limits. As of May 4, 2013, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

As of May 4, 2013, we had $1.6 million outstanding borrowings under our GE Agreement. To the extent that we borrow under our credit facilities, we are exposed to market risk related to changes in interest rates. Loans under our credit facilities bear interest based at variable rates. Accordingly, any increase or decrease in the applicable interest rate on our borrowings under the credit facilities would increase or decrease interest expense and, accordingly, affect our net income or loss.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, May 4, 2013, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 4, 2013 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

dELiA*s, Inc.

Date: June 18, 2013	By:	/s/ Tracy Gardner

Tracy Gardner
Chief Executive Officer

Date: June 18, 2013	By:	/s/ David J. Dick

David J. Dick
Chief Financial Officer