Form 10-Q
period 2013-08-03
dELiAs, Inc.
filed 2013-09-17
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 13, 2013 the registrant had 47,975,152 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements (unaudited)

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	August 3, 2013	February 2, 2013	July 28, 2012
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,204	$16,812	$11,732
Inventories, net	26,776	24,840	31,767
Prepaid catalog costs	1,553	1,012	1,286
Restricted cash	31,838	—	—
Other current assets	6,385	4,882	3,242
Assets held for sale	—	6,809	7,546

TOTAL CURRENT ASSETS	70,756	54,355	55,573
PROPERTY AND EQUIPMENT, NET	33,606	36,107	39,969
GOODWILL	—	—	4,462
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
RESTRICTED CASH	1,203	—	—
OTHER ASSETS	1,006	921	820
ASSETS HELD FOR SALE	—	690	—

TOTAL ASSETS	$108,990	$94,492	$103,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,483	$26,782	$20,332
Bank loan payable	9,799	—	—
Convertible notes payable	21,775	—	—
Accrued expenses and other current liabilities	11,618	11,168	13,424
Income taxes payable	666	623	848
Liabilities held for sale	—	5,166	4,570

TOTAL CURRENT LIABILITIES	65,341	43,739	39,174

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	9,229	9,500	10,461

TOTAL LIABILITIES	74,570	53,239	49,635

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 47,822,776, 31,939,615 and 31,684,387 issued and outstanding, respectively	48	32	32
Additional paid-in capital	114,449	99,942	99,630
Accumulated deficit	(80,040)	(58,721)	(46,054)
Treasury stock at cost, 24,878, -0- and -0-, respectively	(37)	—	—

TOTAL STOCKHOLDERS’ EQUITY	34,420	41,253	53,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,990	$94,492	$103,243

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
NET REVENUES	$33,167	$39,808	$68,344	$81,022
Cost of goods sold	26,233	27,226	53,044	55,420

GROSS PROFIT	6,934	12,582	15,300	25,602

Selling, general and administrative expenses	17,201	18,179	34,693	35,867
Other operating income	(169)	(248)	(315)	(456)

TOTAL OPERATING EXPENSES	17,032	17,931	34,378	35,411

OPERATING LOSS	(10,098)	(5,349)	(19,078)	(9,809)
Interest expense	987	165	1,172	318

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,085)	(5,514)	(20,250)	(10,127)
Provision (benefit) for income taxes	25	(74)	53	(368)

LOSS FROM CONTINUING OPERATIONS	(11,110)	(5,440)	(20,303)	(9,759)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(994)	227	(1,016)	872

NET LOSS	$(12,104)	$(5,213)	$(21,319)	$(8,887)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.35)	$(0.18)	$(0.64)	$(0.31)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(0.03)	$0.01	$(0.03)	$0.03

NET LOSS PER SHARE	$(0.38)	$(0.17)	$(0.67)	$(0.28)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	32,025,171	31,327,526	31,763,122	31,323,890

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,319)	$(8,887)
(Loss) income from discontinued operations	(1,016)	872

Loss from continuing operations	(20,303)	(9,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,609	4,958
Deferred financing fees	674	90
Stock-based compensation	588	374
Changes in operating assets and liabilities:
Inventories	(1,936)	(7,042)
Prepaid catalog costs and other assets	(1,797)	(346)
Restricted cash	(11,266)	—
Income taxes payable	43	112
Accounts payable, accrued expenses and other liabilities	(5,568)	(2,737)

Total adjustments	(14,653)	(4,591)

Net cash used in operating activities of continuing operations	(34,956)	(14,350)
Net cash (used in) provided by operating activities of discontinued operations	(1,266)	338

NET CASH USED IN OPERATING ACTIVITIES	(36,222)	(14,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,658)	(2,682)

Net cash used in investing activities of continuing operations	(1,658)	(2,682)
Net cash provided by investing activities of discontinued operations	2,591	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	933	(2,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	13,926	—
Purchase of treasury stock	(37)	—
Proceeds from bank borrowings	9,799	—
Payment of deferred financing fees	(1,007)	—
Proceeds from sale of convertible notes	21,775	—
Restricted cash	(21,775)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,681	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,608)	(16,694)
CASH AND CASH EQUIVALENTS, beginning of period	16,812	28,426

CASH AND CASH EQUIVALENTS, end of period	$4,204	$11,732

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$1,487	$297

Cash paid during the period for taxes	$61	$137

Capital expenditures incurred not yet paid	$829	$585

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In this Quarterly Report on Form 10-Q, when we refer to “Alloy, LLC” we are referring to Alloy, LLC (formerly Alloy, Inc.), our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we formerly operated. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, and when we refer to “dELiA*s, Inc.,” the “Company,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc. and its subsidiaries. When we refer to the “Spinoff,” we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, LLC shareholders.

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at August 3, 2013 and July 28, 2012 and for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K and the financial statements contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at February 2, 2013 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated.

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

Discontinued Operations and Assets Held for Sale

On June 4, 2013, A. Merchandise, LLC (formerly Alloy Merchandise, LLC), a wholly-owned subsidiary of the Company (“Alloy Merchandising”), and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HRSH Acquisitions LLC d/b/a Alloy Apparel and Accessories (“Buyer”) and concurrently closed the transaction under the Asset Purchase Agreement. Subject to the terms and conditions of the Asset Purchase Agreement, Alloy Merchandising sold certain assets and transferred certain related liabilities related to its Alloy business to Buyer, and Buyer purchased such assets and assumed certain related liabilities. Upon closing of the transaction, the Company received $3.7 million in cash proceeds, subject to adjustment as provided in the Asset Purchase Agreement, and the Buyer assumed $3.3 million in liabilities. The final purchase price was approximately $3.4 million. The loss on sale from this transaction was immaterial. The Company also agreed to provide certain transition services to Buyer, for up to one year, at specified rates following the consummation of the transaction. The financial impact of the transitional services is not expected to be material.

Accordingly, the results of the Company’s former Alloy business have been reported as discontinued operations for all periods presented. In discontinued operations, the Company has reversed its allocation of shared services to the Alloy business and has charged discontinued operations with the administrative and distribution expenses that were attributable to Alloy.

Loss from discontinued operations, net of taxes, was $1.0 million for both the thirteen and twenty-six weeks ended August 3, 2013, and income from discontinued operations, net of tax, was $0.2 million and $0.9 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively.

Discontinued operations were comprised of (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net revenues	$2,813	$8,480	$12,586	$19,732
Cost of goods sold	2,021	4,995	8,445	11,866

Gross profit	792	3,485	4,141	7,866

Selling, general and administrative expenses	1,803	3,277	5,239	7,100
Other operating income	(17)	(135)	(82)	(559)

Total expenses	1,786	3,142	5,157	6,541

Operating (loss) income	(994)	343	(1,016)	1,325
Provision for income taxes	0	116	0	453

(Loss) income from discontinued operations, net of income taxes	$(994)	$227	$(1,016)	$872

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	August 3, 2013	February 2, 2013	July 28, 2012
Inventories, net	$—	$5,704	$6,189
Prepaid catalog costs	—	690	1,101
Other current assets	—	415	256

Total current assets	$—	$6,809	$7,546

Property and equipment, net	—	690	—

Total assets	—	7,499	7,546

Accounts payable	—	4,236	3,336
Accrued expenses	—	530	745
Customer liabilities	$—	$400	$489

Total liabilities	0	5,166	4,570

2. Recent Accounting Pronouncements

Recently Adopted Standard

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends FASB Accounting Standards Codification™ (“ASC”) Topic 350, Intangibles—Goodwill and Other to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2013 with no impact on its condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The Company is in the process of evaluating ASU 2013-11 and does not expect that it will have a significant impact on its consolidated financial statements.

3. Fair Value of Financial Instruments

We follow the guidance in ASC Topic 820, Fair Value Measurement Disclosures (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. Our non-financial assets, which include property and equipment, goodwill and indefinite-lived intangibles, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables and bank loan payable approximated fair value due to the short maturity of these financial instruments.

There were no impairment charges in the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of August 3, 2013, February 2, 2013 and July 28, 2012 were approximately $1.7 million, $1.4 million and $1.8 million, respectively.

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

The total weighted average number of potential shares of common stock with an anti-dilutive impact excluded from the calculation of diluted net income (loss) per share is detailed in the following table for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012:

	For Thirteen Weeks Ended		For Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Stock options	4,099	3,248	4,099	3,248
Warrants	215	215	215	215
Restricted stock	1,184	357	1,195	361

Total	5,498	3,820	5,509	3,824

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	August 3, 2013	February 2, 2013	July 28, 2012
Construction in progress	$584	$789	$1,455
Computer equipment	13,733	13,197	12,212
Machinery and equipment	99	99	125
Office furniture	18,485	18,145	20,644
Leasehold improvements	53,700	52,275	55,866
Building	7,559	7,559	7,559
Land	500	500	500

	94,660	92,564	98,361
Less: accumulated depreciation and amortization	(61,054)	(56,457)	(58,392)

	$33,606	$36,107	$39,969

Depreciation and amortization expense related to property and equipment was approximately $2.1 million and $4.6 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, and $2.6 million and $5.0 million for the thirteen and twenty-six week periods ended July 28, 2012, respectively.

8. Credit Facility

The Company and certain of its wholly-owned subsidiaries were parties to a credit agreement (the “GE Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the GE Agreement (together with GE Capital in its capacity as a lender, the “GE Lenders”). The GE Agreement provided for a total aggregate commitment of the GE Lenders of $25 million, including a $15 million sublimit for the issuance of letters of credit and a swingline loan facility of $5 million. Under the GE Agreement, the Company had the right to request, subject to the agreement of the GE Lenders, that the GE Lenders increase their revolving commitments up to an additional $25 million. The GE Agreement had a term of five years and was to mature on May 26, 2016. The obligations of the borrowers under the GE Agreement were secured by substantially all property and assets of the Company and certain of its subsidiaries.

The GE Agreement called for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the GE Agreement, a letter of credit fee calculated using a per annum rate equal to the Applicable Margin with respect to letters of credit (as defined in the GE Agreement) multiplied by the average outstanding face amount of letters of credit issued under the GE Agreement, as well as other customary fees and expenses. Interest accrued on the outstanding principal amount of the revolving credit loans at an annual rate equal to LIBOR (as defined in the GE Agreement) or the Base Rate (as defined in the GE Agreement), plus an applicable margin which was subject to periodic adjustment based on average excess availability under the GE Agreement. Interest on each swingline loan was calculated using the Base Rate. The GE Agreement did not contain any financial covenants with which the Company or any of its subsidiaries or affiliates had to comply during the term of the GE Agreement.

The GE Agreement contained customary representations and warranties, as well as customary covenants that, among other things, restricted the ability of the Company and its subsidiaries to incur liens, consolidate or merge with other entities, incur certain additional indebtedness and guaranty obligations, pay dividends or make certain other restricted payments. The GE Agreement also contained customary events of default, including payment defaults, breaches of representations and warranties and covenants, cross defaults to other material indebtedness, and bankruptcy and insolvency matters.

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

As of August 3, 2013, availability under the Credit Agreement was $14.6 million, net of $9.8 million in borrowings. In addition, the Company had $10.7 million in letters of credit outstanding under the Letter of Credit Agreement.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 3, 2013	February 2, 2013	July 28, 2012
Credits due to customers	$3,778	$4,433	$6,108
Accrued payroll, bonus, taxes and withholdings	1,065	902	1,517
Allowance for sales returns	459	541	656
Short-term tenant allowances	1,012	887	885
Accrued sales tax	352	487	597
Accrued capital expenditures	605	305	19
Other accrued expenses	4,347	3,613	3,642

	$11,618	$11,168	$13,424

10. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores, home office and our former customer contact center facility under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at August 3, 2013, February 2, 2013 and July 28, 2012 was approximately $4.6 million, $5.0 million, and $5.7 million, respectively, of deferred rent liability, and approximately $3.7 million, $3.5 million, and $4.1 million, respectively, of tenant allowances.

11. Share-Based Compensation

Under the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan, we may grant incentive stock options, nonqualified stock options and restricted stock to employees (including officers), non-employee directors and consultants. Grants for stock options generally vest and become exercisable annually in equal installments over a four-year period and expire ten years after the grant date, while restricted stock generally vests and becomes exercisable annually in equal installments over a three-year period.

The Company accounts for share-based compensation under the provisions of ASC 718 Compensation-Stock Compensation, which requires share-based compensation for equity awards to be measured based on estimated fair values at the date of grant.

The Company recorded stock-based compensation expense (including expense for restricted stock) of $0.4 million and $0.6 million for thirteen and twenty-six weeks ended August 3, 2013, respectively, and $0.2 million and $0.4 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in our consolidated statements of operations.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

The per share weighted average fair value of stock options granted during the twenty-six weeks ended August 3, 2013 was $0.50. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

August 3, 2013
Dividend yield	—
Risk-free interest rate	1.5%
Expected life (in years)	6.25
Historical volatility	62%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted- Average Exercise Price per Option
Options outstanding as of February 2, 2013	3,050,086	$3.84
Options granted	1,697,750	0.86
Options exercised	—	—
Options cancelled or expired	(648,955)	1.85

Outstanding as of August 3, 2013	4,098,881	$2.97

Exercisable as of August 3, 2013	2,253,694	$4.49

As of August 3, 2013, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock

The fair value of restricted stock awards is calculated based on the stock price on the date of the grant. The weighted average grant date fair values for restricted stock issued during the twenty-six weeks ended August 3, 2013 was $0.71.

A summary of restricted stock activity is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2013	448,541	$1.15
Granted	900,000	0.71
Vested	(62,500)	0.68
Forfeited	(142,735)	0.83
Outstanding at August 3, 2013	1,143,306	$0.87

As of August 3, 2013, there was approximately $0.7 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.

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

Shelf Registration Statement

On June 20, 2012, the Company filed a registration statement on Form S-3 using a “shelf” registration process, which became effective on September 7, 2012. Under this shelf registration, the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock is less than $75 million, unless and until the Company’s public float exceeds $75 million, the Company will be restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive 12- month period.

On July 31, 2013, the Company closed on an underwritten public offering of 15,025,270 shares of its common stock at an offering price of $1.05 per share, resulting in gross proceeds of $15.8 million pursuant to the shelf registration statement. The Company used the net proceeds, after issuance costs, of $13.9 million to repay a portion of the outstanding amounts under the existing revolving Credit Agreement.

Private Placement of Convertible Notes

Concurrently with the closing of the underwritten public offering mentioned above, the Company sold $21.8 million in principal amount of 7.25% convertible notes in a private placement. The convertible notes will automatically convert into 20,738,100 shares of dELiA*s common stock upon approval by the Company’s stockholders. The Company cannot use the proceeds from the sale of the convertible notes until receiving stockholder approval. The Company plans to submit to stockholders for approval within 90 days of the closing of the private placement. The proceeds from the sale of the convertible notes are being held in an interest bearing deposit account at a financial institution. As collateral security for our obligations under the convertible notes, we granted to the lead investor in the private placement, on behalf of itself and the other investors, a continuing, first priority, perfected, security interest in this deposit account, all funds in the account, and all cash and non-cash proceeds of the account. The security interest in this collateral will remain in effect until all of our obligations to the holders of the convertible notes are fully paid and satisfied. If at the time of the conversion of the convertible notes, the market price of our common stock is above the conversion price of the convertible notes, the company will take a non-cash charge in an amount equal to the difference between the market price of our common stock at the time of conversion and the conversion price of the convertible notes.

13. Interest Expense, Net

Interest expense and interest income are presented net in the condensed consolidated statements of operations. Interest expense for the thirteen and twenty-six weeks ended August 3, 2013 related to costs associated with our GE Agreement, Credit Agreement and Letter of Credit Agreement, and for the thirteen and twenty-six weeks ended July 28, 2012 related to costs associated with our GE Agreement. Interest expense for the thirteen and twenty-six weeks ended August 3, 2013 was $1.0 million and $1.2 million, respectively, and for the thirteen and twenty-six weeks ended July 28, 2012 was $0.2 million and $0.3 million, respectively. There was no interest income for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012.

14. Spinoff Related Transactions

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce web pages, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, LLC. Alloy, LLC originally arranged these advertising services on our behalf through a Media Services Agreement (the “Original Agreement”) entered into in connection with the Spinoff. Revenue under these arrangements was recognized, net of commissions and agency fees, when the underlying advertisement is published or otherwise delivered pursuant to the terms of each arrangement.

On November 16, 2010, the Company entered into an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) with Alloy, LLC. The A/R Media Services Agreement replaces the Original Agreement, which expired by its terms on December 19, 2010, and became effective on December 20, 2010, upon expiration of the Original Agreement. The A/R Media Services Agreement provides, among other things, that Alloy, LLC will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, direct segment upsell arrangements, catalog advertisements and insertions, sampling and in-store promotions, and database collection and marketing. The A/R Media Services Agreement expires on December 20, 2015. Effective May 6, 2011, the Company and Alloy, LLC amended the A/R Media Services Agreement to remove the sampling and in-store promotion services therefrom. In addition, as part of the transaction described under Note 1 “Discontinued Operations and Assets Held for Sale,” we further amended the A/R Media Services Agreement to assign the provisions of such agreement related to our former Alloy business to the purchaser of such business.

We recorded revenues of approximately $35,000 and $0.1 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, and $0.1 million for both the thirteen and twenty-six weeks ended July 28, 2012, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

We recorded expenses of approximately $0.1 million for both the thirteen and twenty-six weeks ended August 3, 2013 and $0.1 million for both the thirteen and twenty-six weeks ended July 28, 2012, in our consolidated financial statements in accordance with the terms of the A/R Media Services Agreement.

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

15. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen and twenty-six weeks ended August 3, 2013 was an expense of 0.2% and 0.3%, respectively, and for the thirteen and twenty-six weeks ended July 28, 2012 was a benefit of 1.4% and 3.6%, respectively. The Company did not recognize any tax benefit in the thirteen and twenty-six weeks ended August 3, 2013 for federal taxes; therefore, the valuation allowance increased accordingly. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. The Company recognized tax expense related to certain state taxes. In the thirteen and twenty-six weeks ended July 28, 2012, the Company recorded a tax benefit for continuing operations offsetting the impact resulting from taxes charged to discontinued operations. The Company did not recognize any additional tax benefit in the thirteen and twenty-six weeks ended July 28, 2012 for federal taxes; therefore, the valuation allowance increased accordingly.

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

At August 3, 2013, the Company had a liability for unrecognized tax benefits of approximately $0.5 million all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $0.5 million is an accrual of approximately $0.2 million for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen weeks ended August 3, 2013. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2009, 2010 and 2011. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examinations.

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

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs, together with goodwill (excluding the Assets Held for Sale). Corporate and other assets include corporate headquarters, distribution and our former customer contact center facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and corporate and other capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K. Reportable data for our operating segments were as follows:

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
August 3, 2013	$31,096	$77,894	$108,990
February 2, 2013	34,653	52,340	86,993
July 28, 2012	33,554	62,143	95,697
Capital Expenditures (accrual basis)
August 3, 2013—26 weeks ended	$127	$1,981	$2,108
July 28, 2012—26 weeks ended	1,382	957	2,339
Depreciation and Amortization
August 3, 2013—26 weeks ended	$365	$4,244	$4,609
July 28, 2012—26 weeks ended	359	4,599	4,958
Goodwill
August 3, 2013	$—	$—	$—
February 2, 2013	—	—	—
July 28, 2012	4,462	—	4,462

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)		(in thousands)
Net revenues:
Retail store	$24,483	$28,707	$49,196	$57,580
Direct marketing	8,684	11,101	19,148	23,442

Total net revenue	$33,167	$39,808	$68,344	$81,022

Operating loss:
Retail store	$(7,261)	$(4,410)	$(14,225)	$(7,968)
Direct marketing	(2,837)	(939)	(4,853)	(1,841)

Total operating loss	$(10,098)	$(5,349)	$(19,078)	$(9,809)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our audited financial statements and related notes contained in our most recent Annual Report on Form 10-K and in our Current Report on Form 8-K filed with the Securities & Exchange Commission (“SEC”) on September 13, 2013. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Forward Looking Statements.”

On June 4, 2013, A. Merchandise, LLC (formerly Alloy Merchandise, LLC), a wholly-owned subsidiary of the Company (“Alloy Merchandising”), and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HRSH Acquisitions LLC d/b/a Alloy Apparel and Accessories (“Buyer”) and concurrently closed the transaction under the Asset Purchase Agreement. Subject to the terms and conditions of the Asset Purchase Agreement, Alloy Merchandising sold certain assets and transferred certain related liabilities related to its Alloy business to Buyer, and Buyer purchased such assets and assumed certain related liabilities. Upon closing of the transaction, the Company received $3.7 million in cash proceeds, subject to adjustment as provided in the Asset Purchase Agreement, and the Buyer assumed $3.3 million in liabilities. The final purchase price was approximately $3.4 million. The loss on sale from this transaction was immaterial. The Company also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction.

Results of Operations and Financial Condition

Executive Summary

dELiA*s, Inc. is a multi-channel retailer of apparel, accessories and footwear, primarily marketing to teenage girls. Our merchandise assortment (which includes our own proprietary brand products and some name brand products), our e-commerce webpages, our catalogs, and our mall-based retail stores are designed to appeal directly to consumers. We reach our customers through our direct marketing segment, which consists of our e-commerce and catalog business, and our retail stores.

Our strategy is to improve upon our position as a direct marketing company, to increase productivity in our retail stores, and to carry out such strategy while controlling costs. In addition, our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business while continuing extended offerings online and in our catalogs.

We expect that improved productivity in each segment of our business will be the key element of our overall growth strategy. Our focus is to improve productivity in our current retail store base, to invest in web-based marketing programs to drive additional traffic to our website and improve the productivity of catalogs distributed. As productivity improves and market conditions allow, we plan to continue to expand the retail store base over the long term. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Goals

We believe that focusing on our dELiA*s brand and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	leveraging our omni-channel platform in order to drive top line growth;

•	implementing web, mobile and social media initiatives, while optimizing our catalog circulation;

•	developing merchandise assortments that emphasize key categories more effectively and drive improved gross profit margins;

•	employing focused inventory management strategies and creating inventory turn improvement;

•	improving productivity of the existing store base through heightened focus on the selling culture, with emphasis on increased customer conversion;

•	leveraging our current expense infrastructure and taking additional operating costs out of the business, including monitoring and opportunistically closing underperforming stores; and

•	expanding the dELiA’s retail store base over the long-term.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•

store metrics such as comparable store sales, sales per gross square foot, average retail price per unit sold, average transaction values, average units per transaction, traffic conversion rates and store contribution margin (defined as store gross profit less direct costs of operating the store);

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

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for 15 full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within that period. If a store is closed during a fiscal period, it is removed from the computation of comparable store sales for that fiscal period.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31st. The fiscal year ended February 2, 2013 was a 53-week fiscal year, and the fiscal year ending February 1, 2014 will be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.1%	68.4%	77.6%	68.4%

Gross profit	20.9%	31.6%	22.4%	31.6%

Operating expenses:
Selling, general and administrative expenses	51.9%	45.7%	50.8%	44.3%
Other operating income	(0.5%)	(0.6%)	(0.5%)	(0.6%)

Total operating expenses	51.4%	45.1%	50.3%	43.7%

Operating loss	(30.5%)	(13.5%)	(27.9%)	(12.1%)
Interest expense, net	3.0%	0.4%	1.7%	0.4%

Loss before income taxes	(33.5%)	(13.9%)	(29.6%)	(12.5%)
Provision (benefit) for income taxes	0.1%	(0.2%)	0.1%	(0.5%)

Loss from continuing operations	(33.6%)	(13.7%)	(29.7%)	(12.0%)
Income from discontinued operations	(3.0%)	0.6%	(1.5%)	1.1%

Net loss	(36.6%)	(13.1%)	(31.2%)	(10.9%)

Thirteen Weeks Ended August 3, 2013 Compared to Thirteen Weeks Ended July 28, 2012

Revenues

Total Revenues. Total revenues decreased 16.7% to $33.2 million in the quarter ended August 3, 2013 from $39.8 million in the quarter ended July 28, 2012.

Direct Marketing Revenues. Direct marketing revenues decreased 21.8% to $8.7 million in the quarter ended August 3, 2013 from $11.1 million in the quarter ended July 28, 2012. The direct marketing revenue decrease was primarily due to lower average order values as well as a decrease in the number of orders compared to the prior year.

Retail Store Revenues. Retail store revenues decreased 14.7% to $24.5 million in the quarter ended August 3, 2013 from $28.7 million in the quarter ended July 28, 2012. The retail store revenue decrease was primarily due to a comparable store sales decrease of 14.9% over the prior year period. During the quarter ended August 3, 2013, we relocated one store, ending the period with 103 stores in operation, as compared to 109 stores in operation as of July 28, 2012.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 3, 2013		July 28, 2012	August 3, 2013		July 28, 2012
Channel net revenues (in thousands):
Retail	$24,483		$28,707	$49,196		$57,580
Direct (1)	8,684		11,101	19,148		23,442

Total net revenues	$33,167		$39,808	$68,344		$81,022

Catalogs Mailed (in thousands) (1)	4,282		4,527	9,194		8,391

Number of Stores:
Beginning of period	103		112	104		113
Stores opened	1	*	—	2	**	1	***
Stores closed	1	*	3	3	**	5	***

End of Period	103		109	103		109

Total Gross Sq. Ft. End of Period (in thousands)	397.5		418.4	397.5		418.4

(1)	Restated to exclude the Alloy business
*	Totals include one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2013.
**	Totals include two stores that were closed and relocated to an alternative sites in the same mall during the first half of fiscal 2013.
***	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2012.

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended August 3, 2013 was $6.9 million or 20.9% of revenues as compared to $12.6 million or 31.6% of revenues in the quarter ended July 28, 2012.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended August 3, 2013 was $3.1 million or 35.9% of related revenues as compared to $5.2 million or 46.6% of related revenues for the quarter ended July 28, 2012. The decrease in direct marketing gross profit includes a 350 basis point reduction related to increased markdown and other inventory reserves and a 500 basis point reduction in merchandise margins in connection with underperforming legacy inventory, as well as a 190 basis point reduction due to increased shipping and handling costs as a percent of revenues.

Retail Store Gross Profit. Retail store gross profit for the quarter ended August 3, 2013 was $3.8 million or 15.6% of related revenues as compared to $7.4 million or 25.8% of related revenues for the quarter ended July 28, 2012. The decrease in retail store gross profit includes a 400 basis point reduction related to increased markdown and other inventory reserves and a 300 basis point reduction in merchandise margins in connection with underperforming legacy inventory, as well as a 260 basis point reduction due to the deleveraging of occupancy costs on lower revenues.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (“SG&A”) increased to 51.9% for the quarter ended August 3, 2013 from 45.7% for the quarter ended July 28, 2012. In total dollars, SG&A decreased to $17.2 million in the quarter ended August 3, 2013 from $18.2 million in the quarter ended July 28, 2012. Expenses previously allocated to the Alloy business have been reallocated to continuing operations. These costs were approximately $1.2 million and $1.3 million for the quarters ended August 3, 2013 and July 28, 2012, respectively.

Direct Marketing SG&A. Direct marketing SG&A decreased to $6.0 million in the quarter ended August 3, 2013 as compared to $6.3 million in the quarter ended July 28, 2012. As a percentage of related revenues, the direct marketing SG&A increased to 69.4% from 56.6% for the quarter ended July 28, 2012. The reduction in direct marketing SG&A expenses in dollars reflects reduced selling and overhead expenses. The increase in direct marketing SG&A, as a percentage of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues.

Retail Store SG&A. Retail store SG&A decreased to $11.2 million in the quarter ended August 3, 2013 from $11.9 million in the quarter ended July 28, 2012. As a percentage of related revenues, retail store SG&A increased to 45.6% in the quarter ended August 3, 2013 from 41.4% for the quarter ended July 28, 2012. The reduction in retail store SG&A expenses in dollars reflects reduced selling and depreciation expenses on a lower store count. The increase in retail store SG&A expenses as a percent of revenues reflects the deleveraging of selling and overhead expenses on lower revenues.

Other Operating Income

Other operating income, which represents breakage income, was $0.2 million for the quarter ended August 3, 2013 as compared to $0.2 million for the quarter ended July 28, 2012.

Operating Loss

Total Operating Loss. Our total operating loss was $10.1 million for the quarter ended August 3, 2013 as compared to an operating loss of $5.3 million for the quarter ended July 28, 2012.

Direct Marketing Operating Loss. Direct marketing operating loss was $2.8 million for the quarter ended August 3, 2013 as compared to an operating loss of $0.9 million for the quarter ended July 28, 2012.

Retail Store Operating Loss. Retail store operating loss was $7.3 million for the quarter ended August 3, 2013 as compared to an operating loss of $4.4 million for the quarter ended July 28, 2012.

Interest expense, net

We recorded interest expense of $1.0 million in the quarter ended August 3, 2013 compared to $0.2 million for the quarter ended July 28, 2012. Interest expense for the quarter ended August 3, 2013 related to costs associated with our GE Agreement, Credit Agreement and Letter of Credit Agreement, and for the quarter ended July 28, 2012 related to costs associated with our GE Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $25,000 for the quarter ended August 3, 2013 and an income tax benefit of $0.1 million for the quarter ended July 28, 2012. The Company did not recognize any tax benefit in the thirteen weeks ended August 3, 2013 for federal taxes; therefore, the valuation allowance increased accordingly. The Company recorded a tax benefit for the quarter ended July 28, 2012 offsetting the impact resulting from taxes charged to discontinued operations. The Company did not recognize any additional tax benefit in the thirteen weeks ended July 28, 2012 for federal taxes; therefore, the valuation allowance increased accordingly.

Twenty-Six Weeks Ended August 3, 2013 Compared to Twenty-Six Weeks Ended July 28, 2012

Revenues

Total Revenues. Total revenues decreased 15.6% to $68.3 million in the twenty-six weeks ended August 3, 2013 from $81.0 million in the twenty-six weeks ended July 28, 2012.

Direct Marketing Revenues. Direct marketing revenues decreased 18.3% to $19.1 million in the twenty-six weeks ended August 3, 2013 from $23.4 million in the twenty-six weeks ended July 28, 2012. The direct marketing revenue decrease was primarily due to lower average order values as well as a decrease in the number of orders compared to the prior year.

Retail Store Revenues. Retail store revenues decreased 14.6% to $49.2 million in the twenty-six weeks ended August 3, 2013 from $57.6 million in the twenty-six weeks ended July 28, 2012. The retail store revenue decrease was primarily due to a comparable store sales decrease of 11.2% over the prior year period. During the twenty-six weeks ended August 3, 2013, we relocated two stores and closed one store, ending the period with 103 stores in operation, as compared to 109 stores in operation as of July 28, 2012.

Gross Profit

Total Gross Profit. Total gross profit for the twenty-six weeks ended August 3, 2013 was $15.3 million or 22.4% of revenues as compared to $25.6 million or 31.6% of revenues in the twenty-six weeks ended July 28, 2012.

Direct Marketing Gross Profit. Direct marketing gross profit for the twenty-six weeks ended August 3, 2013 was $7.4 million or 38.8% of related revenues as compared to $10.5 million or 45.0% of related revenues for the twenty-six weeks ended July 28, 2012. The decrease in direct marketing gross profit, as a percentage of related revenues, was primarily due to 300 basis point increase in markdown and other inventory reserves and a 180 basis point reduction in merchandise margins in connection with underperforming legacy inventory, as well a 140 basis point reduction due to increased shipping and handling costs.

Retail Store Gross Profit. Retail store gross profit for the twenty-six weeks ended August 3, 2013 was $7.9 million or 16.0% of related revenues as compared to $15.1 million or 26.2% of related revenues for the twenty-six weeks ended July 28, 2012. The decrease in retail store gross profit, as a percentage of related revenues, was primarily due to a 570 basis point increase in markdown and other inventory reserves and a 240 basis point decrease related to merchandise margins in connection with underperforming inventory, as well as a 170 basis point reduction due to the deleveraging of occupancy costs on lower revenues.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total SG&A increased to 50.8% for the twenty-six weeks ended August 3, 2013 from 44.3% for the twenty-six weeks ended July 28, 2012. In total dollars, SG&A decreased to $34.7 million in the twenty-six weeks ended August 3, 2013 from $35.9 million in the twenty-six weeks ended July 28, 2012. Expenses previously allocated to the Alloy business have been reallocated to continuing operations. These costs were approximately $2.7 million for both the twenty-six weeks ended August 3, 2013 and July 28, 2012.

Direct Marketing SG&A. Direct marketing SG&A decreased to $12.4 million in the twenty-six weeks ended August 3, 2013 as compared to $12.7 million in the twenty-six weeks ended July 28, 2012. As a percentage of related revenues, the direct marketing SG&A increased to 64.7% from 54.0% for the twenty-six weeks ended July 28, 2012. The increase in direct marketing SG&A, as a percentage of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues.

Retail Store SG&A. Retail store SG&A decreased to $22.3 million in the twenty-six weeks ended August 3, 2013 from $23.2 million in the twenty-six weeks ended July 28, 2012. As a percentage of related revenues, retail store SG&A increased to 45.3% in the twenty-six weeks ended August 3, 2013 from 40.3% for the twenty-six weeks ended July 28, 2012. The increase in retail store SG&A, as a percentage of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues.

Other Operating Income

Other operating income, which represents breakage income, was $0.3 million for the twenty-six weeks ended August 3, 2013 as compared to $0.5 million in the twenty-six weeks ended July 28, 2012.

Operating Loss

Total Operating Loss. Our total operating loss was $19.1 million for the twenty-six weeks ended August 3, 2013 as compared to an operating loss of $9.8 million for the twenty-six weeks ended July 28, 2012.

Direct Marketing Operating Loss. Direct marketing operating loss was $4.9 million for the twenty-six weeks ended August 3, 2013 as compared to an operating loss of $1.8 million for the twenty-six weeks ended July 28, 2012.

Retail Store Operating Loss. Retail store operating loss was $14.2 million for the twenty-six weeks ended August 3, 2013 as compared to an operating loss of $8.0 million for the twenty-six weeks ended July 28, 2012.

Interest expense, net

We recorded interest expense of $1.2 million in the twenty-six weeks ended August 3, 2013 compared to $0.3 million for the twenty-six weeks ended July 28, 2012. Interest expense for the twenty-six weeks ended August 3, 2013 related to costs associated with our GE Agreement, Credit Agreement and Letter of Credit Agreement, and for the twenty-six weeks ended July 28, 2012 related to costs associated with our GE Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $53,000 for the twenty-six weeks ended August 3, 2013 and an income tax benefit of $0.4 million for the twenty-six weeks ended July 28, 2012. The Company did not recognize any tax benefit in the twenty-six weeks ended August 3, 2013 for federal taxes; therefore, the valuation allowance increased accordingly. The Company recorded a tax benefit for the twenty-six weeks ended July 28, 2012 offsetting the impact resulting from taxes charged to discontinued operations. The Company did not recognize any additional tax benefit in the twenty-six weeks ended July 28, 2012 for federal taxes; therefore, the valuation allowance increased accordingly.

Seasonality and Quarterly Fluctuation

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce web pages, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, than in our first and second fiscal quarters. Starting in the second fiscal quarter and through the beginning of our fourth fiscal quarter, our working capital requirements increase and have typically been funded by our cash balances as well as utilization of our credit agreements. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings or closings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, fuel, postage and paper prices, general economic conditions, competition and weather conditions.

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

We expect our current cash balance, which includes the net proceeds from our recent public offering, cash flow from operations, net proceeds from our recent convertible note offering (which is subject to stockholder approval at a special meeting of stockholders, as described below), and availability under our credit facilities will be sufficient to meet our cash requirements for operations and current planned capital expenditures at least through the next 12 months. However, if stockholders do not approve the issuance of the convertible note offering, or if our current cash balances, cash flow from operations, net proceeds from recent equity offerings, and availability under our credit facilities otherwise are not sufficient to meet our current capital requirements, we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Credit Facility

The Company and certain of its wholly-owned subsidiaries were parties to a credit agreement (the “GE Agreement”) with General Electric Capital Corporation (“GE Capital”), as a lender and as agent for the financial institutions from time to time party to the GE Agreement (together with GE Capital in its capacity as a lender, the “GE Lenders”). The GE Agreement provided for a total aggregate commitment of the GE Lenders of $25 million, including a $15 million sublimit for the issuance of letters of credit and a swingline loan facility of $5 million. Under the GE Agreement, the Company had the right to request, subject to the agreement of the GE Lenders, that the GE Lenders increase their revolving commitments up to an additional $25 million. The GE Agreement had a term of five years and was to mature on May 26, 2016. The obligations of the borrowers under the GE Agreement were secured by substantially all property and assets of the Company and certain of its subsidiaries.

The GE Agreement called for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the GE Agreement, a letter of credit fee calculated using a per annum rate equal to the Applicable Margin with respect to letters of credit (as defined in the GE Agreement) multiplied by the average outstanding face amount of letters of credit issued under the GE Agreement, as well as other customary fees and expenses. Interest accrued on the outstanding principal amount of the revolving credit loans at an annual rate equal to LIBOR (as defined in the GE Agreement) or the Base Rate (as defined in the GE Agreement), plus an applicable margin which was subject to periodic adjustment based on average excess availability under the GE Agreement. Interest on each swingline loan was calculated using the Base Rate. The GE Agreement did not contain any financial covenants with which the Company or any of its subsidiaries or affiliates had to comply during the term of the GE Agreement.

The GE Agreement contained customary representations and warranties, as well as customary covenants that, among other things, restricted the ability of the Company and its subsidiaries to incur liens, consolidate or merge with other entities, incur certain additional indebtedness and guaranty obligations, pay dividends or make certain other restricted payments. The GE Agreement also contained customary events of default, including payment defaults, breaches of representations and warranties and covenants, cross defaults to other material indebtedness, and bankruptcy and insolvency matters.

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

As of August 3, 2013, availability under the Credit Agreement was $14.6 million, net of $9.8 million in borrowings. In addition, the Company had $10.7 million in letters of credit outstanding under the Letter of Credit Agreement.

Other Sources of Capital

On June 20, 2012, the Company filed a registration statement on Form S-3 using a “shelf” registration process, which became effective on September 7, 2012. Under this shelf registration, the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock is less than $75 million, unless and until the Company’s public float exceeds $75 million, the Company will be restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive 12- month period.

Only July 31, 2013, the Company closed on an underwritten public offering of 15,025,270 shares of its common stock at an offering price of $1.05 per share, resulting in gross proceeds of $15.8 million pursuant to the shelf registration statement. The Company used the net proceeds, after issuance costs, of $13.9 million to repay a portion of the outstanding amounts under the existing revolving Credit Agreement.

Private Placement of Convertible Notes

Concurrently with the closing of the underwritten public offering mentioned above, the Company sold $21.8 million in principal amount of 7.25% convertible notes in a private placement. The convertible notes will automatically convert into 20,738,100 shares of dELiA*s common stock upon approval by the Company’s stockholders. The Company cannot use the proceeds from the sale of the convertible notes until receiving stockholder approval. The Company plans to submit to stockholders for approval within 90 days of the closing of the private placement. The proceeds from the sale of the convertible notes are being held in an interest bearing deposit account at a financial institution. As collateral security for our obligations under the convertible notes, we granted to the lead investor in the private placement, on behalf of itself and the other investors, a continuing, first priority, perfected, security interest in this deposit account, all funds in the account, and all cash and non-cash proceeds of the account. The security interest in this collateral will remain in effect until all of our obligations to the holders of the convertible notes are fully paid and satisfied.

Operating Activities

Net cash used in operating activities of continuing operations was $35.0 million in the twenty-six weeks ended August 3, 2013, compared with $14.4 million in the twenty-six weeks ended July 28, 2012. The cash used in operating activities for the twenty-six weeks ended August 3, 2013 was due primarily to funding the net operating losses, funding of restricted cash used to support our outstanding letters of credit, inventory purchases, and timing of vendor payments. The cash used in operating activities for the twenty-six weeks ended July 28, 2012 was due primarily to funding the net operating losses, inventory purchases, and timing of vendor payments.

Investing Activities

Cash used in investing activities of continuing operations was $1.7 million in the twenty-six weeks ended August 3, 2013, compared with $2.7 million in the twenty-six weeks ended July 28, 2012. The cash used in investing activities for the twenty-six weeks ended August 3, 2013 was primarily due to capital expenditures associated with the construction or remodeling of our retail stores, and for the twenty-six weeks ended July 28, 2012, costs associated with our new website and systems to support our e-commerce business.

Financing Activities

Cash provided by financing activities of continuing operations was $22.7 million in the twenty-six weeks ended August 3, 2013, compared with $-0- in the twenty-six weeks ended July 28, 2012. The cash provided by financing activities for the twenty-six weeks ended August 3, 2013 was primarily due to proceeds from the underwritten public offering and proceeds from bank borrowings offset by costs associated with the Credit Agreement.

Contractual Obligations

The following table presents our significant contractual obligations as of August 3, 2013 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations (1)	$77,137	$16,388	$31,688	$18,945	$10,116
Purchase Obligations (2)	17,492	17,492	—	—	—
Future Severance-Related Payments (3)	1,670	1,670	—	—	—

Total	$96,299	$35,550	$31,688	$18,945	$10,116

(1)	Our operating lease obligations are related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends FASB Accounting Standards Codification™ (“ASC”) Topic 350, Intangibles—Goodwill and Other to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2013 with no impact on its condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. The Company is in the process of evaluating ASU 2013-11 and does not expect that it will have a significant impact on its consolidated financial statements.

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

Forward-Looking Statements

In order to keep stockholders and investors informed of our future plans, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and, from time to time, other reports and oral or written statements issued by us may contain, statements expressing our expectations and beliefs regarding our future results, goals, performance and objectives that are or may be deemed to be “forward-looking statements” within the meaning of applicable securities laws. Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. When used in this document, the words “anticipate,” “may,” “could,” “plan,” “project,” “should,” “would,” “predict,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the SEC. Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

From time to time, we have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured financial institutions that are in excess of the federally insured limit. Since expanded deposit protection under the Dodd-Frank Wall Street Reform Act expired on December 31, 2012, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of the federally insured limits. In addition, as of August 3, 2013, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

As of August 3, 2013, we had $9.8 million in borrowings. To the extent that we borrow under our credit facilities, we are exposed to market risk related to changes in interest rates. Loans under our credit facilities bear interest based at variable rates. Accordingly, any increase or decrease in the applicable interest rate on our borrowings under the credit facilities would increase or decrease interest expense and, accordingly, affect our net income or loss.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, August 3, 2013, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the twenty-six weeks ended August 3, 2013 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, except for those set forth below.

We depend on our key personnel to operate our business, and we may not be able to hire enough additional management and other personnel to manage our growth. In addition, we may face risks associated with the transition of senior management.

Our performance is substantially dependent on the continued efforts of our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could adversely affect our business. Additionally, we must continue to attract, retain and motivate talented management and other highly skilled employees to be successful. We must also hire and train store managers to support our retail expansion. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. On March 30, 2013, we announced that Dyan Jozwick, President of dELiA*s Brand, resigned from the Company. On May 30, 2013, we announced that Tracy Gardner, our former Chief Creative Officer who joined the Company on May 1, 2013, was appointed Chief Executive Officer, and Walter Killough, our former Chief Executive Officer, was appointed Chief Operating Officer, in each case, effective June 5, 2013. On August 6, 2013, we announced that Daphne Smith was appointed as Executive Vice President of Operations. Mr. Killough left the Company following the expiration of his employment agreement on August 2, 2013. There can be no assurance that the new management team will be able to execute our business model in a manner that will allow our Company to sustain growth and continued success. Changes in senior leadership could impact employee stability as well.

Our ability to meet our cash requirements depends on many factors.

We currently anticipate that operating revenue, cash on hand, and availability under our existing Credit Agreement with Salus Capital Partners, LLC (“Salus”) will be sufficient to cover our operating expenses, including cash requirements in connection with our operations and our projected capital expenditures, through at least the end of our current fiscal year. However, if we do not meet our targets for revenue growth, gross margins, or expenses, or if our costs associated with any retail store expansion plans are not as anticipated, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

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

Our catalog response rates may decline.

The number of customers who make purchases from catalogs that we mail to them, which we refer to as “response rates,” may decline due to, among other things, our ability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner. Response rates also usually decline when we mail additional catalog editions to the same customers within a short time period. In addition, there can be no assurance that any strategic circulation cuts will enable us to improve or maintain our response rates. These trends in response rates may have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

We do not own the uniform resource locator that directs customers to our e-commerce webpage.

Pursuant to an agreement with Alloy, Inc., it will continue to own the uniform resource locator that directs customers to the www.delias.com website. Because a significant portion of our direct marketing sales come from our e-commerce site, if Alloy, Inc. fails to maintain that uniform resource locater, our e-commerce activities may suffer.

We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our results of operations and business.

From time to time, we are involved in lawsuits or other legal proceedings arising in the ordinary course of our business. These may relate to, for example, trademark, servicemark, copyright or other intellectual property matters, employment law matters, commercial disputes, consumer protection claims, claims of regulatory authorities, or other matters. In addition, as a public company we could from time to time face claims relating to corporate or securities law matters. In connection with such litigation, we may be subject to significant damages or equitable remedies. Any of such litigation, whether as plaintiff or defendant, could be costly and time consuming and could divert management and key personnel from our regular business operations. We do not currently believe that any of our outstanding litigation will have a material adverse effect on our business, prospects, financial condition or results of operations. However, due to the uncertainty of litigation and depending on the amount and the timing of any claims, an unfavorable resolution of such claims could materially affect our business, prospects, financial condition and results of operations.

Our Credit Agreement with Salus and the Convertible Notes issued in the Private Placement include covenants that impose restrictions on our financial and business operations.

Our Credit Agreement contains covenants that restrict the manner in which we conduct our business under certain circumstances. Subject to certain exceptions, these covenants restrict or limit our ability to, among other things:

•	grant liens on assets;

•	merge, consolidate, dissolve or liquidate;

•	incur certain additional indebtedness and guaranty obligations;

•	make certain restricted payments (including make dividend payments on our common stock);

•	make certain investments or acquisitions;

•	engage in certain sales (including certain sales of stock); and

•	pay dividends.

Until all of the Convertible Notes issued in the Private Placement have been converted, redeemed or otherwise satisfied in accordance with their terms, we have agreed, among other things, without the approval of our Board of Directors by a vote of at least 4 of the 5 members of our Board of Directors, not to (i) incur any indebtedness, other than pursuant to our existing Credit Agreement; (ii) grant liens on the assets, other than the liens securing our and our subsidiaries’ obligations under the Credit Agreement or any other liens that are permitted under the Credit Agreement; and (iii) with certain exceptions, issue or sell any shares of our capital stock or issue any options, warrants or convertible securities.

If we fail to comply with the covenants and are unable to obtain a waiver or amendment, an event of default would result, and Salus or the holders of the Convertible Notes, as the case may be, could declare outstanding borrowings or Convertible Notes, as the case may be, immediately due and payable. If Salus were to declare a default, we cannot guarantee that we would have sufficient liquidity at that time to repay or refinance borrowings under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to various conditions precedent. We cannot assure you that we will be able to satisfy the conditions to funding at the time we require the drawdowns.

We have a significant number of options and Convertible Notes outstanding which, if exercised or converted, would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

As of September 6, 2013, we had outstanding options, of which 2,175,002 were vested, to purchase 4,233,856 shares of common stock at a weighted average exercise price of $2.82 per share. From time to time, we may issue additional options to employees, nonemployee directors and consultants pursuant to our equity incentive plans. We have sold in the a private placement transaction to the selling stockholders an aggregate of $21,775,000 in principal amount of secured 7.25% Convertible Notes, which notes are automatically convertible into 20,738,100 shares of our common stock following Stockholder Approval at a conversion price per share equal to $1.05 per share. Our stockholders will experience dilution if these stock options and Convertible Notes are exercised or converted, as applicable.

Future sales of our common stock or the issuance of other equity may adversely affect the market price of our common stock.

Following the date of Stockholder Approval and subject to certain lock-up restrictions pursuant to the Underwriting Agreement dated July 26, 2013 by and between us and Janney Montgomery Scott LLC, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Issuances of our common stock or convertible securities will dilute the ownership interest of our stockholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Our common stock is an equity security and is subordinate to our existing and future indebtedness.

The shares of common stock are equity interests and do not constitute indebtedness. As such, the shares of common stock will rank junior to all of our indebtedness and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in a bankruptcy, liquidation or similar proceeding. Further, the common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to stockholders generally.

We may incur a material expense upon the conversion of the Convertible Notes issued in the Private Placement.

The Convertible Notes issued in the Private Placement are mandatorily convertible following Stockholder Approval. If at the time of the conversion of the Convertible Notes, the market price of our common stock is above the conversion price of the Convertible Notes, we will take a non-cash charge in an amount equal to the difference between the market price of our common stock at the time of conversion and the conversion price of the Convertible Notes. Such a charge could have an adverse effect on our results of operations.

Risk factors and the other information are set forth in our most recent Annual Report on Form 10-K and our other periodic reports filed with the SEC. As noted above, more recently we have set forth risk factors in our registration statement on Form S-3 filed with the SEC on September 13, 2013. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. Other than response to rules and regulations promulgated by the SEC, we assume no obligation (and specifically disclaim any such obligation) to update our risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

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

dELiA*s, Inc.

Date: September 17, 2013	By:	/s/ Tracy Gardner

Tracy Gardner
Chief Executive Officer

Date: September 17, 2013	By:	/s/ David J. Dick

David J. Dick
Chief Financial Officer