Form 10-Q
period 2013-11-02
dELiAs, Inc.
filed 2013-12-12
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No.

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

As of December 10, 2013 the registrant had 69,168,060 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements (unaudited)

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	November 2, 2013	February 2, 2013	October 27, 2012
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,866	$16,812	$5,919
Inventories, net	25,893	24,840	32,271
Prepaid catalog costs	2,271	1,012	2,300
Restricted cash	9,608	—	—
Other current assets	6,169	4,882	3,146
Assets held for sale	—	6,809	8,308

TOTAL CURRENT ASSETS	45,807	54,355	51,944
PROPERTY AND EQUIPMENT, NET	28,411	36,107	38,340
GOODWILL	—	—	4,462
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
RESTRICTED CASH	1,203	—	—
OTHER ASSETS	935	921	938
ASSETS HELD FOR SALE	—	690	—

TOTAL ASSETS	$78,775	$94,492	$98,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,772	$26,782	$20,461
Bank loan payable	1,233	—	—
Accrued expenses and other current liabilities	9,897	11,168	10,481
Income taxes payable	704	623	916
Liabilities held for sale	—	5,166	4,651

TOTAL CURRENT LIABILITIES	31,606	43,739	36,509

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	8,724	9,500	9,825

TOTAL LIABILITIES	40,330	53,239	46,334

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized; 69,108,614; 31,939,615 and 31,684,387 issued, respectively	69	32	32
Additional paid-in capital	137,839	99,942	99,788
Accumulated deficit	(99,391)	(58,721)	(48,051)
Treasury stock at cost; 49,807; -0- and -0- shares, respectively	(72)	—	—

TOTAL STOCKHOLDERS’ EQUITY	38,445	41,253	51,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,775	$94,492	$98,103

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
NET REVENUES	$32,998	$46,399	$101,342	$127,421
Cost of goods sold	28,740	31,200	81,784	86,620

GROSS PROFIT	4,258	15,199	19,558	40,801

Selling, general and administrative expenses	17,187	18,420	51,880	54,287
Impairment of long-lived assets	3,251	—	3,251	—
Other operating income	(152)	(1,284)	(467)	(1,740)

TOTAL OPERATING EXPENSES	20,286	17,136	54,664	52,547

OPERATING LOSS	(16,028)	(1,937)	(35,106)	(11,746)
Interest expense	3,240	159	4,412	477

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19,268)	(2,096)	(39,518)	(12,223)
Provision (benefit) for income taxes	21	(34)	74	(402)

LOSS FROM CONTINUING OPERATIONS	(19,289)	(2,062)	(39,592)	(11,821)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(62)	65	(1,078)	937

NET LOSS	$(19,351)	$(1,997)	$(40,670)	$(10,884)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.40)	$(0.06)	$(1.06)	$(0.38)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(0.00)	$0.00	$(0.03)	$0.03

NET LOSS PER SHARE	$(0.40)	$(0.06)	$(1.09)	$(0.35)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	48,799,333	31,355,085	37,417,287	31,334,288

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(40,670)	$(10,884)
(Loss) income from discontinued operations	(1,078)	937

Loss from continuing operations	(39,592)	(11,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,669	7,372
Deferred financing fees	745	163
Stock-based compensation	1,617	516
Interest on conversion of notes payable to equity	2,370	—
Impairment of long-lived assets	3,251	—
Changes in operating assets and liabilities:
Inventories	(1,053)	(7,546)
Prepaid catalog costs and other assets	(2,299)	(1,455)
Restricted cash	(10,811)	—
Income taxes payable	81	180
Accounts payable, accrued expenses and other liabilities	(8,830)	(5,897)

Total adjustments	(8,260)	(6,667)

Net cash used in operating activities of continuing operations	(47,852)	(18,488)
Net cash used in operating activities of discontinued operations	(1,328)	(262)

NET CASH USED IN OPERATING ACTIVITIES	(49,180)	(18,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,450)	(3,757)

Net cash used in investing activities of continuing operations	(2,450)	(3,757)
Net cash provided by investing activities of discontinued operations	2,591	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	141	(3,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	13,926	—
Purchase of treasury stock	(72)	—
Proceeds from the exercise of stock options	33	—
Proceeds from bank borrowings	1,233	—
Payment of deferred financing fees	(1,007)	—
Sales of notes payable and conversion to equity, net of issuance costs	19,980	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,093	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,946)	(22,507)
CASH AND CASH EQUIVALENTS, beginning of period	16,812	28,426

CASH AND CASH EQUIVALENTS, end of period	$1,866	$5,919

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$2,296	$392

Cash paid during the period for taxes	$85	$149

Capital expenditures incurred not yet paid	$153	$335

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at November 2, 2013 and October 27, 2012 and for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K and the financial statements contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at February 2, 2013 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated.

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

Discontinued Operations and Assets Held for Sale

On June 4, 2013, A Merchandise, LLC (formerly Alloy Merchandise, LLC), a wholly-owned subsidiary of the Company (“Alloy Merchandising”), and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HRSH Acquisitions LLC d/b/a Alloy Apparel and Accessories (“Buyer”) and concurrently closed the transaction under the Asset Purchase Agreement. Subject to the terms and conditions of the Asset Purchase Agreement, Alloy Merchandising sold certain assets and transferred certain related liabilities associated with its Alloy business to Buyer, and Buyer purchased such assets and assumed certain related liabilities. Upon closing of the transaction, the Company received $3.7 million in cash proceeds, subject to adjustment as provided in the Asset Purchase Agreement, and the Buyer assumed $3.3 million in liabilities. The final purchase price was approximately $3.4 million. The loss on sale from this transaction was immaterial. The Company also agreed to provide certain transition services to Buyer, for up to one year, at specified rates following the consummation of the transaction. The financial impact of the transitional services is not expected to be material.

Accordingly, the results of the Company’s former Alloy business have been reported as discontinued operations for all periods presented. In discontinued operations, the Company has reversed its allocation of shared services to the Alloy business and has charged discontinued operations with the administrative and distribution expenses that were attributable to Alloy.

Loss from discontinued operations, net of taxes, was $0.1 million and $1.1 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, and income from discontinued operations, net of tax, was $0.1 million and $0.9 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

Discontinued operations were comprised of (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Net revenues	$—	$9,324	$12,586	$29,056
Cost of goods sold	—	5,644	8,445	17,510

Gross profit	—	3,680	4,141	11,546

Selling, general and administrative expenses	61	4,117	5,300	11,217
Other operating income	—	(538)	(82)	(1,097)

Total expenses	61	3,579	5,218	10,120

Operating (loss) income	(61)	101	(1,077)	1,426
Provision for income taxes	1	36	1	489

(Loss) income from discontinued operations, net of income taxes	$(62)	$65	$(1,078)	$937

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	November 2, 2013	February 2, 2013	October 27, 2012
Inventories, net	$—	$5,704	$6,578
Prepaid catalog costs	—	690	1,389
Other current assets	—	415	341

Total current assets	—	6,809	8,308

Property and equipment, net	—	690	—

Total assets	$—	$7,499	$8,308

Accounts payable	—	4,236	3,547
Accrued expenses	—	530	569
Customer liabilities	—	400	535

Total liabilities	$—	$5,166	$4,651

2. Recent Accounting Pronouncements

Recently Adopted Standard

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends FASB Accounting Standards Codification™ (“ASC”) Topic 350, Intangibles—Goodwill and Other, to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2013 with no impact on its condensed consolidated financial statements.

Recently Issued Standards

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

3. Fair Value of Financial Instruments

We follow the guidance in ASC Topic 820, Fair Value Measurement Disclosures (“ASC 820”) as it relates to financial and non-financial assets and liabilities. Our non-financial assets, which include property and equipment, and indefinite-lived intangibles, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables and bank loan payable approximated fair value due to the short maturity of these financial instruments.

There was a $3.3 million impairment charge related to underperforming stores in the thirteen and thirty-nine week periods ended November 2, 2013. There were no impairment charges for the thirteen and thirty-nine week periods ended October 27, 2012.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of November 2, 2013, February 2, 2013 and October 27, 2012 were approximately $0.7 million, $1.4 million and $1.6 million, respectively.

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

6. Net Income (Loss) Per Share

We have outstanding restricted stock grants that contain non-forfeitable rights to dividends (whether paid or unpaid) which qualify these shares as participating securities, requiring them to be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. In periods of loss, the unvested restricted stock grants are not considered participating securities as they are not obligated to fund losses. Basic earnings per common share are calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of unvested restricted stock not classified as participating securities and common shares issuable upon exercise of stock options or warrants. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised and all outstanding restricted shares have vested as determined by applying the “treasury stock” method. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, is detailed in the following table:

	For Thirteen Weeks Ended		For Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Stock options	3,572	3,122	3,558	3,122
Warrants	215	215	215	215
Restricted stock	1,576	329	1,650	350

Total	5,363	3,666	5,423	3,687

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	November 2, 2013	February 2, 2013	October 27, 2012
Construction in progress	$661	$789	$1,139
Computer equipment	13,875	13,197	13,120
Machinery and equipment	99	99	125
Office furniture	18,306	18,145	20,739
Leasehold improvements	53,170	52,275	56,004
Building	7,559	7,559	7,559
Land	501	500	501

	94,171	92,564	99,187
Less: accumulated depreciation and amortization	(65,760)	(56,457)	(60,847)

	$28,411	$36,107	$38,340

Depreciation and amortization expense related to property and equipment was approximately $2.1 million and $6.7 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, and $2.5 million and $7.4 million for the thirteen and thirty-nine week periods ended October 27, 2012, respectively.

Based upon our impairment analysis of long-lived assets, we recognized impairment charges of approximately $3.3 million for the thirteen and thirty-nine weeks ended November 2, 2013, related to underperforming stores. There were no long-lived asset impairment charges for the thirteen and thirty-nine weeks ended October 27, 2012.

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

The Credit Agreement contains customary representations and warranties, as well as customary covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur liens, consolidate or merge with other entities, incur certain additional indebtedness and guaranty obligations, pay dividends or make certain other restricted payments. The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties and covenants, cross defaults to other material indebtedness, and bankruptcy and insolvency matters.

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

As of November 2, 2013, availability under the Credit Agreement was $20.1 million, net of $1.2 million in borrowings. In addition, the Company had $10.3 million in letters of credit outstanding under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement was approximately $10.8 million, which is shown as restricted cash on the accompanying condensed consolidated balance sheet.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	November 2,	February 2,	October 27,
	2013	2013	2012
Credits due to customers	$3,691	$4,433	$4,455
Accrued payroll, bonus, taxes and withholdings	1,450	902	526
Allowance for sales returns	312	541	567
Short-term tenant allowances	1,012	887	882
Accrued sales tax	216	487	543
Accrued capital expenditures	82	305	—
Other accrued expenses	3,134	3,613	3,508

	$9,897	$11,168	$10,481

10. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores and home office under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at November 2, 2013, February 2, 2013 and October 27, 2012 was approximately $4.4 million, $5.0 million, and $5.4 million, respectively, of deferred rent liability, and approximately $3.4 million, $3.5 million, and $3.9 million, respectively, of tenant allowances.

11. Share-Based Compensation

Under the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan, we may grant incentive stock options, nonqualified stock options and restricted stock to employees (including officers), non-employee directors and consultants. Grants for stock options vest and become exercisable monthly or annually in equal installments over a three- to four-year period and expire ten years after the grant date, while restricted stock vests and becomes exercisable monthly or annually, in equal installments over a three-year period.

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation-Stock Compensation, which requires share-based compensation for equity awards to be measured based on estimated fair values at the date of grant.

The Company recorded stock-based compensation expense (including expense for restricted stock) of $1.0 million and $1.6 million for thirteen and thirty-nine weeks ended November 2, 2013, respectively, and $0.2 million and $0.5 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in our consolidated statements of operations. Included in the thirteen and thirty-nine weeks ended November 2, 2013 was stock-based compensation expense related to the conversion of the notes payable to equity as more fully disclosed in footnote 12.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

The per share weighted average fair value of stock options granted during the thirty-nine weeks ended November 2, 2013 was $0.60. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

November 2, 2013
Dividend yield	—
Risk-free interest rate	1.7%
Expected life (in years)	6.25
Historical volatility	62%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

		Weighted-
		Average
		Exercise Price
	Options	per Option
Options outstanding as of February 2, 2013	3,050,086	$3.84
Options granted	2,363,750	0.99
Options exercised	(45,554)	0.72
Options cancelled or expired	(1,840,959)	3.88

Outstanding as of November 2, 2013	3,527,323	$1.95

Exercisable as of November 2, 2013	1,162,636	$3.68

As of November 2, 2013, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock

The fair value of restricted stock awards is calculated based on the stock price on the date of the grant. The weighted average grant date fair values for restricted stock issued during the thirty-nine weeks ended November 2, 2013 was $0.91.

A summary of the Company’s restricted stock activity and weighted average grant date fair values is as follows:

	Restricted Stock
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at February 2, 2013	448,541	$1.15
Granted	1,400,000	0.91
Vested	(155,585)	0.76
Forfeited	(187,564)	0.90

Outstanding at November 2, 2013	1,505,392	$1.00

As of November 2, 2013, there was approximately $1.2 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.

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

Shelf Registration Statement

On June 20, 2012, the Company filed a Registration Statement on Form S-3 using a “shelf” registration process, which became effective on September 7, 2012. Under this shelf registration, the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock was less than $75 million at the time of the filing of the shelf registration, the Company was restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive 12- month period until the Company’s public float exceeded $75 million. On October 24, 2013, the Company’s public float exceeded $75 million, thus removing the restriction in connection with any issuances of securities registered under the shelf registration thereafter. However, the Company is required to recompute its public float at the time the Company files its Annual Report on Form 10-K and each other time it files an amendment to its Registration Statement on Form S-3. In the event that the Company’s public float as of the date of the filing of such Annual Report or amendment is less than $75 million, the one-third cap again will be applicable.

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

Private Placement of Convertible Notes

Concurrently with the closing of the underwritten public offering mentioned above, the Company sold $21.8 million in principal amount of 7.25% convertible notes in a private placement. The convertible notes were scheduled to automatically convert into 20,738,100 shares of dELiA*s common stock immediately upon ratification by the Company’s stockholders of the issuance of the convertible notes and approval by the Company’s stockholders of the issuance of the 20,738,100 shares of common stock into which the convertible notes were automatically convertible. The Company could not use the proceeds from the sale of the convertible notes until receiving stockholder approval. The proceeds from the sale of the convertible notes were held in an interest bearing deposit account at a financial institution. As collateral security for our obligations under the convertible notes, we granted to the lead investor in the private placement, on behalf of itself and the other investors, a continuing, first priority, perfected, security interest in this deposit account, all funds in the account, and all cash and non-cash proceeds of the account. The security interest in this collateral remained in effect until all of our obligations to the holders of the convertible notes were fully paid and satisfied. On October 24, 2013, the Company’s stockholders ratified the issuance of the convertible notes and approved the issuance of the shares of common stock into which the convertible notes were automatically converted. The Company used the net proceeds, after costs and expenses, of $20.0 million for the repayment of outstanding amounts under its Credit Agreement with Salus.

Since the market price of the Company’s common stock on the date of conversion exceeded the $1.05 conversion price, the Company recorded $2.9 million in non-cash charges. A $0.5 million charge related to the participation of certain insiders in the convertible note offering was included in stock-based compensation expense, while the remaining $2.4 million was included in interest expense.

13. Interest Expense

Interest expense for the thirteen weeks ended November 2, 2013 related to costs associated with our Credit Agreement and Letter of Credit Agreement, and for the thirty-nine weeks ended November 2, 2013 related to costs associated with our Credit Agreement, Letter of Credit Agreement and GE Agreement. Interest expense for the thirteen and thirty-nine weeks ended October 27, 2012 related to costs associated with our GE Agreement. Interest expense for the thirteen and thirty-nine weeks ended November 2, 2013 was $3.2 million and $4.4 million, respectively, which included interest expense related to the conversion of the notes payable to equity (see note 12). Interest expense for the thirteen and thirty-nine weeks ended October 27, 2012 was $0.2 million and $0.5 million, respectively.

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

15. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the thirteen and thirty-nine weeks ended November 2, 2013 was an expense of 0.1% and 0.2%, respectively, and for the thirteen and thirty-nine weeks ended October 27, 2012 was a benefit of 1.6% and 3.3%, respectively. The Company did not recognize any tax benefit in the thirteen and thirty-nine weeks ended November 2, 2013 for federal taxes; therefore, the valuation allowance increased accordingly. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. The Company recognized tax expense related to certain state taxes. In the thirteen and thirty-nine weeks ended October 27, 2012, the Company recorded a tax benefit for continuing operations offsetting the impact resulting from taxes charged to discontinued operations. The Company did not recognize any additional tax benefit in the thirteen and thirty-nine weeks ended October 27, 2012 for federal taxes; therefore, the valuation allowance increased accordingly.

The Company follows ASC 740-10, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For this benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense.

At November 2, 2013, the Company had a liability for unrecognized tax benefits of approximately $0.5 million all of which would favorably affect the Company’s effective tax rate if recognized. Included within the $0.5 million is an accrual of approximately $0.2 million for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the thirteen and thirty-nine weeks ended November 2, 2013. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the fiscal years 2010, 2011 and 2012. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is periodically subject to state income tax examinations.

16. Litigation

The Company is involved from time to time in litigation incidental to the business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows ASC 450, Contingencies, when assessing pending or potential litigation. The Company believes that there is no claim or litigation pending, the outcome of which could have a material adverse effect on its financial condition or operating results.

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

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs, together with goodwill (excluding the Assets Held for Sale). Corporate and other assets include corporate headquarters and distribution facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are recorded directly to each operating segment. Corporate and other depreciation and amortization and corporate and other capital expenditures are allocated to each operating segment. The accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K, as amended. Reportable data for our operating segments were as follows:

	Direct Marketing	Retail Store
	Segment	Segment	Total
	(in thousands)
Total Assets
November 2, 2013	$23,186	$55,589	$78,775
February 2, 2013	34,653	52,340	86,993
October 27, 2012	30,372	59,423	89,795
Capital Expenditures (accrual basis)
November 2, 2013—39 weeks ended	$244	$1,980	$2,224
October 27, 2012—39 weeks ended	1,970	1,194	3,164
Depreciation and Amortization
November 2, 2013—39 weeks ended	$539	$6,130	$6,669
October 27, 2012—39 weeks ended	527	6,845	7,372
Goodwill
November 2, 2013	$—	$—	$—
February 2, 2013	—	—	—
October 27, 2012	4,462	—	4,462

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net revenues:
Retail store	$24,304	$35,172	$73,499	$92,753
Direct marketing	8,694	11,227	27,843	34,668

Total net revenue	$32,998	$46,399	$101,342	$127,421

Operating loss:
Retail store	$(11,798)	$(1,717)	$(26,032)	$(9,739)
Direct marketing	(4,230)	(220)	(9,074)	(2,007)

Total operating loss	$(16,028)	$(1,937)	$(35,106)	$(11,746)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q; in our audited financial statements and related notes contained in our most recent Annual Report on Form 10-K, as amended; and in our Current Report on Form 8-K filed with the Securities & Exchange Commission (“SEC”) on September 13, 2013. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Forward Looking Statements.”

On June 4, 2013, A Merchandise, LLC (formerly Alloy Merchandise, LLC), a wholly-owned subsidiary of the Company (“Alloy Merchandising”), and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HRSH Acquisitions LLC d/b/a Alloy Apparel and Accessories (“Buyer”) and concurrently closed the transaction under the Asset Purchase Agreement. Subject to the terms and conditions of the Asset Purchase Agreement, Alloy Merchandising sold certain assets and transferred certain related liabilities associated with its Alloy business to Buyer, and Buyer purchased such assets and assumed certain related liabilities. Upon closing of the transaction, the Company received $3.7 million in cash proceeds, subject to adjustment as provided in the Asset Purchase Agreement, and the Buyer assumed $3.3 million in liabilities. The final purchase price was approximately $3.4 million. The loss on sale from this transaction was immaterial. The Company also agreed to provide certain transition services to Buyer at specified rates following the consummation of the transaction.

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

We expect that improved productivity in each segment of our business will be the key element of our overall growth strategy. Our focus is to improve productivity in our current retail store base, to invest in web-based marketing programs to drive additional traffic to our website and improve the productivity of catalogs distributed. As productivity improves and market conditions allow, we plan to expand the retail store base over the long term. In addition, as store performance and market conditions allow, we may plan on accelerating our growth in gross square footage. Should we accelerate our growth, we may need additional equity or debt financing.

Goals

We believe that focusing on our dELiA*s brand and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	leveraging our omni-channel platform in order to drive top line growth;

•	implementing web, mobile and social media initiatives, while optimizing our catalog circulation;

•	developing merchandise assortments that emphasize key categories more effectively and drive improved gross profit margins;

•	employing focused inventory management strategies and creating inventory turn improvement;

•	improving productivity of the existing store base through heightened focus on the selling culture, with emphasis on increased customer conversion;

•	leveraging our current expense infrastructure and taking additional operating costs out of the business, including monitoring and opportunistically closing underperforming stores; and

•	expanding the dELiA*s retail store base over the long-term.

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

Our fiscal year is on a 52 or 53 week basis and ends on the Saturday nearest to January 31st. The fiscal year ended February 2, 2013 was a 53-week fiscal year, and the fiscal year ending February 1, 2014 will be a 52-week fiscal year.

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.1%	67.2%	80.7%	68.0%

Gross profit	12.9%	32.8%	19.3%	32.0%

Operating expenses:
Selling, general and administrative expenses	52.1%	39.7%	51.2%	42.6%
Impairment of long-lived assets	9.8%	0.0%	3.2%	0.0%
Other operating income	(0.5%)	(2.7%)	(0.5%)	(1.4%)

Total operating expenses	61.4%	37.0%	53.9%	41.2%

Operating loss	(48.5%)	(4.2%)	(34.6%)	(9.2%)
Interest expense	9.8%	0.3%	4.3%	0.3%

Loss before income taxes	(58.3%)	(4.5%)	(38.9%)	(9.5%)
Provision (benefit) for income taxes	0.1%	(0.1%)	0.1%	(0.3%)

Loss from continuing operations	(58.4%)	(4.4%)	(39.0%)	(9.2%)
(Loss) income from discontinued operations	(0.2%)	0.1%	(1.1%)	0.7%

Net loss	(58.6%)	(4.3%)	(40.1%)	(8.5%)

Thirteen Weeks Ended November 2, 2013 Compared to Thirteen Weeks Ended October 27, 2012

Revenues

Total Revenues. Total revenues decreased 28.9% to $33.0 million in the quarter ended November 2, 2013 from $46.4 million in the quarter ended October 27, 2012.

Direct Marketing Revenues. Direct marketing revenues decreased 22.6% to $8.7 million in the quarter ended November 2, 2013 from $11.2 million in the quarter ended October 27, 2012. Catalog circulation for the third quarter of fiscal 2013 decreased 16.3% compared to the prior year quarter predominantly due to a reduction in unprofitable circulation. In addition to the catalog circulation cuts, the decrease in direct marketing revenues was also attributable to lower average order values and decreases in the number of orders compared to the prior year.

Retail Store Revenues. Retail store revenues decreased 30.9% to $24.3 million in the quarter ended November 2, 2013 from $35.2 million in the quarter ended October 27, 2012. The retail store revenues decrease was primarily due to a comparable store sales decrease of 22.9% versus the prior year period driven by lower traffic. During the quarter ended November 2, 2013, we closed one store, ending the period with 102 stores in operation, as compared to 107 stores in operation as of October 27, 2012.

The following table sets forth select operating data in connection with the revenues of our Company:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,		October 27,
	2013	2012	2013		2012
Channel net revenues (in thousands):
Retail	$24,304	$35,172	$73,499		$92,753
Direct (1)	8,694	11,227	27,843		34,668

Total net revenues	$32,998	$46,399	$101,342		$127,421

Catalogs Mailed (in thousands) (1)	3,533	4,221	12,727		12,612

Number of Stores:
Beginning of period	103	109	104		113
Stores opened	—	—	2	*	1	**
Stores closed	1	2	4	*	7	**

End of Period	102	107	102		107

Total Gross Sq. Ft. End of Period (in thousands)	393.3	410.8	393.3		410.8

*	Totals include two stores that were closed and relocated to alternative sites in the same malls during the first nine months of fiscal 2013.
**	Totals include one store that was closed and relocated to an alternative site in the same mall during the first nine months of fiscal 2012.
(1)	Restated to exclude the Alloy business

Gross Profit

Total Gross Profit. Total gross profit for the quarter ended November 2, 2013 was $4.3 million or 12.9% of revenues as compared to $15.2 million or 32.8% of revenues in the quarter ended October 27, 2012.

Direct Marketing Gross Profit. Direct marketing gross profit for the quarter ended November 2, 2013 was $1.8 million or 21.2% of related revenues as compared to $4.8 million or 43.0% of related revenues for the quarter ended October 27, 2012. The decrease in the direct marketing gross profit included a 400 basis point reduction related to increased markdown and other inventory reserves and a 1,500 basis point reduction in merchandise margins in connection with clearing underperforming legacy inventory, as well as a 200 basis point reduction due to increased shipping and handling costs as a percent of revenues.

Retail Store Gross Profit. Retail store gross profit for the quarter ended November 2, 2013 was $2.4 million or 10.0% of related revenues as compared to $10.4 million or 29.5% of related revenues for the quarter ended October 27, 2012. The decrease in the retail store gross profit included a 500 basis point reduction related to increased markdown and other inventory reserves and a 600 basis point reduction in merchandise margins in connection with clearing underperforming legacy inventory, as well as an 800 basis point reduction due to the deleveraging of occupancy costs on lower revenues.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total selling, general and administrative expenses (“SG&A”) increased to 52.1% for the quarter ended November 2, 2013 from 39.7% for the quarter ended October 27, 2012. In total dollars, SG&A decreased to $17.2 million in the quarter ended November 2, 2013 from $18.4 million in the quarter ended October 27, 2012.

Direct Marketing SG&A. Direct marketing SG&A remained flat at $6.2 million in the quarters ended November 2, 2013 and October 27, 2012. As a percentage of related revenues, the direct marketing SG&A increased to 71.5% from 55.1% for the quarter ended October 27, 2012. Direct marketing SG&A expenses, in dollars, for fiscal 2013 included reduced selling, overhead and depreciation expenses compared to the prior year period, offset, in part, by increased stock-based compensation expense. The increase in direct marketing SG&A expenses, as a percent of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues.

Retail Store SG&A. Retail store SG&A decreased to $11.0 million in the quarter ended November 2, 2013 from $12.2 million in the quarter ended October 27, 2012. As a percentage of related revenues, retail store SG&A increased to 45.1% in the quarter ended November 2, 2013 from 34.8% for the quarter ended October 27, 2012. The reduction in retail store SG&A expenses, in dollars, reflects reduced selling, overhead and depreciation expenses offset, in part, by increased stock-based compensation expense. The increase in retail store SG&A expenses, as a percent of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues.

Impairment of Long-Lived Assets

We recognized impairment charges on long-lived assets related to under-performing stores of $3.3 million in the third quarter of fiscal 2013. There were no impairment charges in the third quarter of fiscal 2012.

Other Operating Income

Other operating income, which represents breakage income, was $0.2 million for the quarter ended November 2, 2013 as compared to $1.3 million for the quarter ended October 27, 2012.

Operating Loss

Total Operating Loss. Our total operating loss was $16.0 million for the quarter ended November 2, 2013 as compared to an operating loss of $1.9 million for the quarter ended October 27, 2012.

Direct Marketing Operating Loss. Direct marketing operating loss was $4.2 million for the quarter ended November 2, 2013 as compared to an operating loss of $0.2 million for the quarter ended October 27, 2012, which included an incremental gift card breakage benefit of $1.0 million.

Retail Store Operating Loss. Retail store operating loss was $11.8 million for the quarter ended November 2, 2013 as compared to an operating loss of $1.7 million for the quarter ended October 27, 2012. The operating loss for the third quarter of fiscal 2013 included $3.3 million of non-cash impairment charges related to underperforming stores.

Conversion of Private Placement Notes

During the thirteen weeks ended November 2, 2013, the Company’s stockholders ratified the issuance of the 7.25% convertible notes and approved the issuance of the shares of common stock into which the convertible notes were automatically converted. Since the market price of the Company’s common stock on the date of conversion exceeded the $1.05 conversion price, the Company recorded $2.9 million in non-cash charges. A $0.5 million charge related to the participation of certain insiders in the convertible note offering was included in stock-based compensation expense, while the remaining $2.4 million was included in interest expense. The Company used the net proceeds, after costs and expenses, of $20.0 million for the repayment of outstanding amounts under its Credit Agreement with Salus.

Interest expense, net

We recorded interest expense of $3.2 million in the quarter ended November 2, 2013, which included $2.4 million of interest expense related to the aforementioned conversion of the notes payable into the Company’s common stock, compared to $0.2 million for the quarter ended October 27, 2012. Interest expense for the quarter ended November 2, 2013 related to costs associated with our Credit Agreement and Letter of Credit Agreement, and for the quarter ended October 27, 2012 related to costs associated with our GE Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $21,000 for the quarter ended November 2, 2013 and an income tax benefit of $34,000 for the quarter ended October 27, 2012. The Company did not recognize any tax benefit in the thirteen weeks ended November 2, 2013 for federal taxes; therefore, the valuation allowance increased accordingly. The Company recorded a tax benefit for the quarter ended October 27, 2012 offsetting the impact resulting from taxes charged to discontinued operations. The Company did not recognize any additional tax benefit in the thirteen weeks ended October 27, 2012 for federal taxes; therefore, the valuation allowance increased accordingly.

Thirty-Nine Weeks Ended November 2, 2013 Compared to Thirty-Nine Weeks Ended October 27, 2012

Revenues

Total Revenues. Total revenues decreased 20.5% to $101.3 million in the thirty-nine weeks ended November 2, 2013 from $127.4 million in the thirty-nine weeks ended October 27, 2012.

Direct Marketing Revenues. Direct marketing revenues decreased 19.7% to $27.8 million in the thirty-nine weeks ended November 2, 2013 from $34.7 million in the thirty-nine weeks ended October 27, 2012. The direct marketing revenues decrease was primarily due to lower average order values as well as a decrease in the number of orders compared to the prior year.

Retail Store Revenues. Retail store revenues decreased 20.8% to $73.5 million in the thirty-nine weeks ended November 2, 2013 from $92.8 million in the thirty-nine weeks ended October 27, 2012. The retail store revenues decrease was primarily due to a comparable store sales decrease of 15.4% versus the prior year period driven by lower traffic. During the thirty-nine weeks ended November 2, 2013, we relocated two stores and closed two stores, ending the period with 102 stores in operation, as compared to 107 stores in operation as of October 27, 2012.

Gross Profit

Total Gross Profit. Total gross profit for the thirty-nine weeks ended November 2, 2013 was $19.6 million or 19.3% of revenues as compared to $40.8 million or 32.0% of revenues in the thirty-nine weeks ended October 27, 2012.

Direct Marketing Gross Profit. Direct marketing gross profit for the thirty-nine weeks ended November 2, 2013 was $9.3 million or 33.3% of related revenues as compared to $15.4 million or 44.3% of related revenues for the thirty-nine weeks ended October 27, 2012. The decrease in direct marketing gross profit, as a percentage of related revenues, was primarily due to a 300 basis point increase in markdown and other inventory reserves, a 600 basis point reduction in merchandise margins in connection with underperforming legacy inventory, as well a 200 basis point reduction due to increased shipping and handling costs.

Retail Store Gross Profit. Retail store gross profit for the thirty-nine weeks ended November 2, 2013 was $10.3 million or 14.0% of related revenues as compared to $25.4 million or 27.4% of related revenues for the thirty-nine weeks ended October 27, 2012. The decrease in retail store gross profit, as a percentage of related revenues, was primarily due to a 600 basis point increase in markdown and other inventory reserves, a 340 basis point decrease related to merchandise margins in connection with underperforming legacy inventory, as well as a 400 basis point reduction due to the deleveraging of occupancy costs on lower revenues.

Selling, General and Administrative

Total Selling, General and Administrative. As a percentage of revenues, total SG&A increased to 51.2% for the thirty-nine weeks ended November 2, 2013 from 42.6% for the thirty-nine weeks ended October 27, 2012. In total dollars, SG&A decreased to $51.9 million in the thirty-nine weeks ended November 2, 2013 from $54.3 million in the thirty-nine weeks ended October 27, 2012.

Direct Marketing SG&A. Direct marketing SG&A decreased to $18.6 million in the thirty-nine weeks ended November 2, 2013 as compared to $18.8 million in the thirty-nine weeks ended October 27, 2012. As a percentage of related revenues, the direct marketing SG&A increased to 66.8% from 54.2% for the thirty-nine weeks ended October 27, 2012. Direct marketing SG&A expenses, in dollars, for fiscal 2013 included reduced selling and overhead expenses compared to the prior year period, offset, in part, by increased stock-based compensation expense. The increase in direct marketing SG&A, as a percentage of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues.

Retail Store SG&A. Retail store SG&A decreased to $33.3 million in the thirty-nine weeks ended November 2, 2013 from $35.5 million in the thirty-nine weeks ended October 27, 2012. As a percentage of related revenues, retail store SG&A increased to 45.3% in the thirty-nine weeks ended November 2, 2013 from 38.3% for the thirty-nine weeks ended October 27, 2012. The reduction in retail store SG&A expenses, in dollars, reflects reduced selling, overhead and depreciation expenses offset, in part, by increased stock-based compensation expense. The increase in retail store SG&A, as a percentage of related revenues, reflects the deleveraging of selling, overhead and depreciation expenses on lower revenues.

Impairment of Long-Lived Assets

We recognized impairment charges on long-lived assets related to under-performing stores of $3.3 million in the thirty-nine weeks ended November 2, 2013. There were no impairment charges in the thirty-nine weeks ended October 27, 2012.

Other Operating Income

Other operating income, which represents breakage income, was $0.5 million for the thirty-nine weeks ended November 2, 2013 as compared to $1.7 million in the thirty-nine weeks ended October 27, 2012.

Operating Loss

Total Operating Loss. Our total operating loss was $35.1 million for the thirty-nine weeks ended November 2, 2013 as compared to an operating loss of $11.7 million for the thirty-nine weeks ended October 27, 2012.

Direct Marketing Operating Loss. Direct marketing operating loss was $9.1 million for the thirty-nine weeks ended November 2, 2013 as compared to an operating loss of $2.0 million for the thirty-nine weeks ended October 27, 2012, which included an incremental gift card breakage benefit of $1.2 million.

Retail Store Operating Loss. Retail store operating loss was $26.0 million for the thirty-nine weeks ended November 2, 2013 as compared to an operating loss of $9.7 million for the thirty-nine weeks ended October 27, 2012. The retail store operating loss for the thirty-nine weeks ended November 2, 2013 included $3.3 million of non-cash impairment charges related to underperforming stores.

Conversion of Private Placement Notes

During the thirty-nine weeks ended November 2, 2013, the Company’s stockholders ratified the issuance of the 7.25% convertible notes and approved the issuance of the shares of common stock into which the convertible notes were automatically converted. Since the market price of the Company’s common stock on the date of conversion exceeded the $1.05 conversion price, the Company recorded $2.9 million in non-cash charges. A $0.5 million charge related to the participation of certain insiders in the convertible note offering was included in stock-based compensation expense, while the remaining $2.4 million was included in interest expense. The Company used the net proceeds, after costs and expenses, of $20.0 million for the repayment of outstanding amounts under its Credit Agreement with Salus.

Interest expense, net

We recorded interest expense of $4.4 million in the thirty-nine weeks ended November 2, 2013, which included $2.4 million of interest expense related to the aforementioned conversion of the notes payable into the Company’s common stock, compared to $0.5 million for the thirty-nine weeks ended October 27, 2012. Interest expense for the thirty-nine weeks ended November 2, 2013 related to costs associated with our Credit Agreement, Letter of Credit Agreement and GE Agreement, and for the thirty-nine weeks ended October 27, 2012 related to costs associated with our GE Agreement.

Provision (benefit) for income taxes

We recorded an income tax provision of $0.1 million for the thirty-nine weeks ended November 2, 2013 and an income tax benefit of $0.4 million for the thirty-nine weeks ended October 27, 2012. The Company did not recognize any tax benefit in the thirty-nine weeks ended November 2, 2013 for federal taxes; therefore, the valuation allowance increased accordingly. The Company recorded a tax benefit for the thirty-nine weeks ended October 27, 2012 offsetting the impact resulting from taxes charged to discontinued operations. The Company did not recognize any additional tax benefit in the thirty-nine weeks ended October 27, 2012 for federal taxes; therefore, the valuation allowance increased accordingly.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, operating expenses and capital expenditures including maintenance and remodeling for existing stores, information technology, distribution and other infrastructure related investments, and construction, fixture and inventory costs related to the opening of any new retail stores. Future capital requirements will depend on many factors, including, but not limited to, additional investments in infrastructure and technology, the pace of new store openings, the availability of suitable locations for new stores, the size of the specific stores we open and the nature of arrangements negotiated with landlords. In that regard, our net investment to open new stores is likely to vary significantly in the future.

Depending on results of operations for our current and future periods, as well as our ongoing expense reduction program, our current cash balances, cash flow from operations, and availability under our credit facilities may not be sufficient to meet our current cash requirements. If that is the case, we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

As of November 2, 2013, availability under the Credit Agreement was $20.1 million, net of $1.2 million in borrowings. In addition, the Company had $10.3 million in letters of credit outstanding under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement was approximately $10.8 million, which is shown as restricted cash on the accompanying condensed consolidated balance sheet.

Other Sources of Capital

On June 20, 2012, the Company filed a Registration Statement on Form S-3 using a “shelf” registration process, which became effective on September 7, 2012. Under this shelf registration, the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock was less than $75 million at the time of the filing of the shelf registration, the Company was restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive 12- month period until the Company’s public float exceeded $75 million. On October 24, 2013, the Company’s public float exceeded $75 million, thus removing the restriction in connection with any issuances of securities registered under the shelf registration thereafter. However, the Company is required to recompute its public float at the time the Company files its Annual Report on Form 10-K and each other time it files an amendment to its Registration Statement on Form S-3. In the event that the Company’s public float as of the date of the filing of such Annual Report or amendment is less than $75 million, the one-third cap again will be applicable.

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

Concurrently with the closing of the underwritten public offering mentioned above, the Company sold $21.8 million in principal amount of 7.25% convertible notes in a private placement. The convertible notes were scheduled to automatically convert into 20,738,100 shares of dELiA*s common stock immediately upon ratification by the Company’s stockholders of the issuance of the convertible notes and approval by the Company’s stockholders of the issuance of the 20,738,100 shares of common stock into which the convertible notes were automatically convertible. The Company could not use the proceeds from the sale of the convertible notes until receiving stockholder approval. The proceeds from the sale of the convertible notes were held in an interest bearing deposit account at a financial institution. As collateral security for the Company’s obligations under the convertible notes, we granted to the lead investor in the private placement, on behalf of itself and the other investors, a continuing, first priority, perfected, security interest in this deposit account, all funds in the account, and all cash and non-cash proceeds of the account. The security interest in this collateral remained in effect until all of our obligations to the holders of the convertible notes were fully paid and satisfied. On October 24, 2013, the Company’s stockholders ratified the issuance of the convertible notes and approved the issuance of the shares of common stock into which the convertible notes were automatically converted. The Company used the net proceeds, after costs and expenses, of $20.0 million for the repayment of outstanding amounts under its Credit Agreement with Salus.

Operating Activities

Net cash used in operating activities of continuing operations was $47.9 million in the thirty-nine weeks ended November 2, 2013, compared with $18.5 million in the thirty-nine weeks ended October 27, 2012. The cash used in operating activities for the thirty-nine weeks ended November 2, 2013 was due primarily to funding the net operating losses, funding of restricted cash used to support our outstanding letters of credit, inventory purchases, and timing of vendor payments. The cash used in operating activities for the thirty-nine weeks ended October 27, 2012 was due primarily to funding the net operating losses, inventory purchases, and timing of vendor payments.

Investing Activities

Cash used in investing activities of continuing operations was $2.5 million in the thirty-nine weeks ended November 2, 2013, compared with $3.8 million in the thirty-nine weeks ended October 27, 2012. The cash used in investing activities for the thirty-nine weeks ended November 2, 2013 was primarily due to capital expenditures associated with the construction or remodeling of our retail stores, and for the thirty-nine weeks ended October 27, 2012, costs associated with our new website and systems to support our e-commerce business.

Financing Activities

Cash provided by financing activities of continuing operations was $34.1 million in the thirty-nine weeks ended November 2, 2013, compared with $-0- in the thirty-nine weeks ended October 27, 2012. The cash provided by financing activities for the thirty-nine weeks ended November 2, 2013 was primarily due to proceeds from the underwritten public offering, proceeds from the sale of convertible notes, and proceeds from bank borrowings offset by costs associated with the Credit Agreement.

Contractual Obligations

The following table presents our significant contractual obligations as of November 2, 2013 (in thousands):

	Payments Due By Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Operating Lease Obligations (1)	$73,029	$16,393	$30,817	$17,291	$8,528
Purchase Obligations (2)	14,303	14,303	—	—	—
Future Severance-Related Payments (3)	2,573	2,573	—	—	—

Total	$89,905	$33,269	$30,817	$17,291	$8,528

(1)	Our operating lease obligations are related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments.
(3)	Our future severance-related payments consist of severance agreements with existing employees.

We have long-term, non-cancelable operating lease commitments for retail stores and office space.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, catalog costs, inventory valuation, indefinite-lived intangible assets and long-lived asset impairment, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K, as amended, for the fiscal year ended February 2, 2013.

Recent Accounting Pronouncements

Recently Adopted Standard

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends FASB Accounting Standards Codification™ (“ASC”) Topic 350, Intangibles—Goodwill and Other, to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2013 with no impact on its condensed consolidated financial statements.

Recently Issued Standards

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

From time to time, we have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are in excess of the federally insured limit, therefore, we cannot be assured that we will not experience losses with respect to those deposits. In addition, as of November 2, 2013, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

As of November 2, 2013, we had $1.2 million in borrowings. To the extent that we borrow under our credit facilities, we are exposed to market risk related to changes in interest rates. Loans under our credit facilities bear interest based at variable rates. Accordingly, any increase or decrease in the applicable interest rate on our borrowings under the credit facilities would increase or decrease interest expense and, accordingly, affect our net income or loss.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, November 2, 2013, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the thirty-nine weeks ended November 2, 2013 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. The Company is not a party to any material pending legal proceedings.

The information set forth in Part I, Note 16 to the Notes to Condensed Consolidated Financial Statements contained on page 14 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended February 2, 2013, except for those set forth below.

We depend on our key personnel to operate our business, and we may not be able to hire enough additional management and other personnel to manage our growth. In addition, we may face risks associated with the transition of senior management.

Our performance is substantially dependent on the continued efforts of our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could adversely affect our business. Additionally, we must continue to attract, retain and motivate talented management and other highly skilled employees to be successful. We must also hire and train store managers to support our retail expansion. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. On March 30, 2013, we announced that Dyan Jozwick, President of dELiA*s Brand, resigned from the Company. On May 30, 2013, we announced that Tracy Gardner, our former Chief Creative Officer who joined the Company on May 1, 2013, was appointed Chief Executive Officer, and Walter Killough, our former Chief Executive Officer, was appointed Chief Operating Officer, in each case, effective June 5, 2013. On August 6, 2013, we announced that Daphne Smith was appointed as Executive Vice President of Operations, and on October 15, 2013, we announced that Brian Lex Austin-Gemas was appointed as Chief Operating Officer. Mr. Killough left the Company following the expiration of his employment agreement on August 2, 2013. There can be no assurance that the new management team will be able to execute our business model in a manner that will allow our Company to sustain growth and continued success. Changes in senior leadership could impact employee stability as well.

Our ability to meet our cash requirements depends on many factors.

Depending on results of operations for our current and future periods, as well as our ongoing expense reduction program, our current cash balances, cash flow from operations, and availability under our credit facilities may not be sufficient to meet our current cash requirements. For example, if we do not meet our targets for revenue growth, gross margins, or expenses, or if our costs associated with any retail store expansion plans are not as anticipated, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

•	decreased consumer spending in response to weak economic conditions;

•	higher energy prices causing a decreased level of disposable income;

•	weakness in the teenage market;

•	poor response to our merchandise offerings;

•	increased competition from our competitors; and

•	marketing and expansion plans that are not as successful as we anticipate.

Additionally, if demand for our products decreases or our retail store plans do not produce the desired sales increases, such developments could reduce our operating revenues. If such funds, together with cash on hand and availability under our Credit Agreement are insufficient to cover our expenses, we could be required to adopt one or more alternatives listed below. For example, we could be required to:

•	reduce or delay capital spending;

•	reduce discretionary spending;

•	sell assets or operations; and/or

•	sell additional equity or debt securities, which equity securities may be dilutive.

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

Pursuant to an agreement with Alloy, LLC, it will continue to own the uniform resource locator that directs customers to the www.delias.com website. Because a significant portion of our direct marketing sales come from our e-commerce site, if Alloy, LLC fails to maintain that uniform resource locater, our e-commerce activities may suffer.

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

Our Credit Agreement with Salus includes covenants that impose restrictions on our financial and business operations.

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

If we fail to comply with the covenants and are unable to obtain a waiver or amendment, an event of default would result, and Salus could declare outstanding borrowings immediately due and payable. If Salus were to declare a default, we cannot guarantee that we would have sufficient liquidity at that time to repay or refinance borrowings under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to various conditions precedent. We cannot assure you that we will be able to satisfy the conditions to funding at the time we require the drawdowns.

We have a significant number of options outstanding which, if exercised or converted, would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

As of December 10, 2013, we had outstanding options, of which 1,162,636 were vested, to purchase 3,527,323 shares of common stock at a weighted average exercise price of $1.95 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans.

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

The Company intends to hold the 2014 Annual Meeting of Stockholders on June 17, 2014. To be considered for inclusion in our proxy materials relating to the 2014 Annual Meeting of Stockholders or to be considered for presentation at the 2014 Annual Meeting of Stockholders without inclusion in our proxy materials, stockholder proposals must be received no later than March 18, 2014. As to any proposals intended to be presented by a stockholder without inclusion in the proxy materials relating to the 2014 Annual Meeting of Stockholders, the proxies named in our form of proxy for that meeting will be entitled to exercise discretionary authority on that proposal unless we receive notice of the matter no later than April 1, 2014. However, even if such notice is timely received, such proxies may nevertheless be entitled to exercise discretionary authority on that matter to the extent permitted by SEC regulations. All stockholder proposals should be marked for the attention of Secretary, dELiA*s, Inc., 50 W. 23rd Street, New York, New York 10010.

Item 6.	Exhibits

(A)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.**

32.2	Certification under section 906 by the Chief Financial Officer.**

101. INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: December 12, 2013	By	/s/ Tracy Gardner

Tracy Gardner
Chief Executive Officer

Date: December 12, 2013	By	/s/ David J. Dick

David J. Dick
Chief Financial Officer