Form 10-K
period 2014-02-01
dELiAs, Inc.
filed 2014-04-17
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐         Smaller Reporting Company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of August 3, 2013, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on the NASDAQ Global Market on such date, was $60,484,379.

As of April 11, 2014, there were outstanding 70,790,376 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in PART III herein—Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, including statements regarding our goals, retail expansion, sales and revenue growth and financial performance. Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brand; our inability to obtain financing, if required; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the Securities and Exchange Commission (the “SEC”). Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

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

In this Annual Report on Form 10-K , when we refer to “Alloy, LLC” we are referring to Alloy, LLC, our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we previously operated. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, and when we refer to “dELiA*s, Inc.,” the “Company,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc. and its subsidiaries. When we refer to “the Spinoff,” we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, LLC shareholders.

Overview

We are a multi-channel retail company with a lifestyle brand marketing and catering to teenage girls. We operate the dELiA*s brand, which we believe is a well-established, differentiated, lifestyle brand. We generate revenues by selling a wide variety of product categories to consumers through our website, direct mail catalogs, and retail stores.

Through our e-commerce website and catalogs, we sell our own proprietary brand products, together with brand name products, in key spending categories directly to consumers, including apparel and accessories. Our mall-based retail stores derive revenues primarily from the sale of proprietary apparel and accessories and, to a lesser extent, branded apparel.

Our focus on our proprietary brand and a diverse collection of name brands allows us to adjust our merchandising strategy quickly as fashion trends change. In addition, we strive to keep our merchandise mix fresh by regularly introducing new trends and styles. Our proprietary brand provides us an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, at a lower price, while permitting improved gross profit margins. Our proprietary brand also allows us to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise from our vendors to us, and from us to our customers.

We have built a comprehensive database that includes information such as name, mailing and email addresses and amounts and dates of purchases in our direct and retail businesses. In addition to helping us target consumers directly, our database provides us with access to important demographic information.

We refer to the 52-week fiscal year ended February 1, 2014 as “fiscal 2013,” the 53-week fiscal year ended February 2, 2013 as “fiscal 2012,” the 52-week fiscal year ended January 28, 2012 as “fiscal 2011” and the 52-week fiscal year ended January 29, 2011 as “fiscal 2010.”

Recent Developments

On February 18, 2014, we sold and issued in a private placement transaction (the “Private Placement”) (i) 199,834 shares of series B preferred stock (“Preferred Stock”) for an aggregate purchase price of $19,983,400, and (ii) an aggregate of $24,116,600 in principal amount of notes (the “Notes”). The Preferred Stock has a stated value of $100 per share and is convertible at the option of the holder into shares of our common stock at a conversion price of $0.80 per share (subject to adjustment), plus an amount in cash per share of Preferred Stock equal to accrued but unpaid dividends on such shares through but excluding the applicable conversion date. The Notes are mandatorily convertible into 241,166 shares of Preferred Stock upon Stockholder Approval (as defined below). The proceeds from the sale of the Notes are currently in an interest bearing account and may not be used by us until we obtain Stockholder Approval. If we obtain Stockholder Approval, we will receive proceeds from the sale of the Notes of approximately $24,116,600, subject to the deduction of placement agent fees and expenses. The Notes mature on the earlier of (i) August 18, 2014 and (ii) the trading day after Stockholder

Approval is not obtained at the Stockholder Meeting (as defined below). If stockholder approval is not obtained, the Notes will mature, we will be required to repay the Notes, together with interest at a rate of 7.25% per annum, and we will not have use of these funds. Based on the $0.75 closing sale price of our common stock on February 18, 2014, the total value of the shares of our common stock issuable upon conversion of the Preferred Stock, and the shares of our common stock issuable upon conversion of the Preferred Stock issuable upon conversion of the Notes, is $41,343,750.

Holders of Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, out of any funds legally available therefore, dividends per share of Preferred Stock in an amount equal to 6.0% per annum of the stated value per share. The first date on which dividends are payable is February 18, 2015, and, thereafter, dividends are payable semi-annually in arrears on February 18 and August 18 of each year. Dividends, whether or not declared, begin to accrue and be cumulative from February 18, 2014. If we do not pay any dividend in full on any scheduled dividend payment date, then dividends thereafter will accrue at an annual rate of 8.0% of the stated value of the Preferred Stock from such scheduled dividend payment date to the date that all accumulated dividends on the Preferred Stock have been paid in cash in full. In addition, if we do not meet minimum borrowing availability tests under our Credit Agreement dated as of June 14, 2013, as amended (the “Credit Agreement”), with Salus Capital Partners, LLC (“Salus”), we may not pay dividends on the Preferred Stock.

We have agreed to use our commercially reasonable efforts to provide each stockholder entitled to vote at a special meeting of our stockholders (the “Stockholder Meeting”) a proxy statement soliciting each such stockholder’s affirmative vote at the Stockholder Meeting for approval of an amendment (the “Charter Amendment”) to the certificate of incorporation of the Company to increase the number of authorized and unissued shares of our common stock by an amount not less than the maximum number of shares of our common stock issuable upon conversion of the Preferred Stock (x) as of February 18, 2014, the closing date of the Private Placement, upon conversion of the shares of Preferred Stock and (y) thereafter upon conversion of shares of Preferred Stock issuable upon conversion of the Notes (such affirmative approval being referred to herein as the “Stockholder Approval,” and the date such Stockholder Approval is obtained, the “Stockholder Approval Date”). The Company has agreed to use its commercially reasonable efforts to hold the Stockholder Meeting within 120 days of the closing of the Private Placement. Each investor in the Private Placement has agreed to vote all shares of our common stock it beneficially owns on the record date applicable to the Stockholder Meeting that are eligible to vote in favor of the Charter Amendment.

Discontinued Operations

On June 4, 2013, A Merchandise, LLC (formerly Alloy Merchandise, LLC), a wholly-owned subsidiary of the Company (“Alloy Merchandising”), and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HRSH Acquisitions LLC d/b/a Alloy Apparel and Accessories (“Buyer”) and concurrently closed the transaction under the Asset Purchase Agreement. Subject to the terms and conditions of the Asset Purchase Agreement, Alloy Merchandising sold certain assets and transferred certain related liabilities associated with its Alloy business to Buyer, and Buyer purchased such assets and assumed certain related liabilities. Upon closing of the transaction, the Company received $3.7 million in cash proceeds, subject to adjustment as provided in the Asset Purchase Agreement, and the Buyer assumed $3.3 million in liabilities. The final purchase price was approximately $3.4 million. The loss on sale from this transaction was immaterial. The Company also agreed to provide certain transition services to Buyer, for up to one year, at specified rates following the consummation of the transaction. The financial impact of the transitional services was not material. In March 2014, the transitional services provided by the Company to the Buyer were extended to December 31, 2014.

The dELiA*s Brand

We develop, market and sell primarily our own lifestyle brand, and to a lesser extent third-party brands, in our retail stores, as well as via catalogs and the internet. The dELiA*s brand is a distinctive collection of apparel, dresses, swimwear, footwear, outerwear and accessories marketing primarily to trend-setting, fashion-aware teenage girls. While dELiA*s markets to teenage girls, we focus marketing efforts on potential customers who we believe fit the profile and have the interests of fashion-forward high-school teens. In fiscal 2013, dELiA*s circulated approximately 19.8 million catalogs.

dELiA*s retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories. As of February 1, 2014, we operated 101 dELiA*s retail stores. These stores range in size from approximately 2,600 to 5,000 square feet with an average size of approximately 3,800 square feet.

Business Strengths

We believe our principal business strengths include:

Broad Access to Teenage Girl Consumers

In fiscal 2013, we reached a significant portion of teenage girl consumers in the United States by:

•	circulating approximately 19.8 million direct mail catalogs for our dELiA*s brand, with an average of one new book being mailed each month;

•	communicating with select segments of our database by sending, on average, approximately 9 million emails per week to those of our target audience who have opted in to receiving such emails;

•	engaging our customers through the internet, social media and mobile commerce; and

•	owning and operating 101 dELiA*s retail stores in 32 states as of February 1, 2014.

Comprehensive Database

Our dELiA*s database contains information about a significant number of households who have purchased products online or requested catalogs directly from us as of February 1, 2014, including approximately 1.6 million households who have purchased merchandise or requested a catalog within the last two years. In addition to names and addresses, our database gives us the ability to review a variety of valuable information that may include age range, purchasing history and online behavior. We continually refresh and grow our database with information we gather through direct marketing programs and purchased customer lists. We analyze this data in detail, which we believe enables us to improve response rates from our direct sales efforts. We also use selected retail transactions that are added to our database to help identify potential new customers for our direct business.

Operating Flexibility

We attempt to maintain significant flexibility in the operation of our business so that we can react quickly to changes in customer preferences. We regularly review the sales performance of our merchandise in an effort to identify and respond to changing trends and consumer preferences. When purchasing merchandise from our vendors, we pursue a strategy that is designed to maximize our speed to market. We strive to establish strong and loyal relationships with our suppliers which we believe allows us to quickly obtain merchandise and ship it to our distribution center for direct sales or our retail stores for retail sales. Currently, we are able to replenish a majority of our merchandise within 60 to 90 days. Our e-commerce website and database allow us to quickly update our merchandise presentations, promotions, and display of offerings in an effort to create excitement for our customers.

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

Our merchandise selection includes products from many leading suppliers and also some name brands. dELiA*s primarily carries its own branded merchandise, though it also carries third-party branded merchandise from well-known name brands such as Converse, Keds and Sperry.

Our database management and mailing strategy is designed to efficiently gather, maintain and utilize the information collected within our database. Our database is maintained by a third-party vendor providing address hygiene, duplicate identification and modeling capabilities. The database enables detailed selections based on general industry practices, but enables greater specificity when required, based on maintaining any transactional history, plus the ability to overlay demographic information to the extent provided to us, for selected individuals and households listed in the database.

Our catalog mailing program, coupled with our e-mail marketing program, seeks to maximize profitability with a continual testing and monitoring program designed to provide our customers with offers and promotions that will be of interest to them.

We believe that high levels of customer service and support are critical to the value of our brand and to retaining and expanding our customer base. We consistently monitor customer service calls, through our third-party call center provider, for quality assurance purposes. Additionally, we review our call and distribution centers’ policies and procedures on a regular basis. A majority of our catalog and internet orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person’s credit card and exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to seven business days after shipping. Our shipments are generally carried to customers by the United States Postal Service and United Parcel Service.

Trained personnel are available for the dELiA*s brand 24 hours a day, seven days per week through multiple toll-free telephone numbers, via our third-party providers.

Retail Strategy

Our current strategy is to concentrate on improving productivity in our existing store base while keeping store growth relatively flat. We monitor the performance of our existing retail stores and may from time to time close underperforming stores as appropriate. When we determine to close a retail store, we typically exercise a sales volume based termination right or negotiate with landlords to determine the quickest and most cost-effective way to exit such location.

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

In addition to strong customer demographics, we look for high traffic malls, high economic growth areas and/or high income demographics in selecting new retail store locations. We believe that over half of our dELiA*s direct customers come from households with incomes of over $75,000 per year and over 20% come from households with income over $125,000 per year.

Each store is open during mall shopping hours and has a store management team that always includes a store manager, and depending on the sales volume of the store, one or more of the following additional management: a co-manager, one or more assistant store managers and one or more customer experience supervisors, as well as five to 20 part-time sales associates. Currently, district managers supervise seven to 11 stores, with 11 district managers reporting to two regional managers, who in turn report to a Vice President of Stores.

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

In addition, we have traffic counters and related software in our retail locations in order to evaluate store-by-store customer conversion rates. We utilize this system in evaluating and managing store performance, establishing effective staffing models and focusing our training efforts.

Segments

We generate net sales from two reportable segments—direct marketing and retail stores. Net sales, by segment, are as follows:

	Fiscal
	2013	2012	2011
	(in thousands)
Retail	$95,352	$125,595	$123,223
Direct	41,298	55,555	49,084

Total Net Sales	$136,650	$181,150	$172,307

Direct Marketing Segment

Our direct marketing segment, which consists of the dELiA*s e-commerce website and catalogs, derives revenues from sales of merchandise via the internet or catalog directly to consumers and also from advertising. Included in our direct marketing net sales of $41.3 million in fiscal 2013 were approximately $0.1 million of advertising revenues.

In fiscal 2013, our website and catalogs targeted a particular segment of the market and offered our own proprietary brands together with many name brands well known by our target customers.

During fiscal 2013, our catalog ranged from 56 to 84 pages in length. We mailed 17 full price versions of our catalog, including remails. Our e-commerce website (reached through www.delias.com) is designed to complement the catalog and offer the same merchandise as in the catalog, as well as additional products, colors, sizes and special offers.

Retail Store Segment

Our retail store segment derives revenues from the sale of apparel and accessories to consumers through dELiA*s stores. dELiA*s mall-based retail stores sell a distinctive collection of lifestyle-oriented apparel and accessories for trend-setting, fashion-aware teenage girls. As of February 1, 2014, we operated 101 dELiA*s stores in 32 states. The majority of merchandise sold in our retail stores is sold under the dELiA*s label. Retail store segment revenues for fiscal 2013 were $95.4 million.

Financial information about our segments is summarized in Note 14 to our consolidated financial statements.

Merchandise Suppliers

Because we sell a number of brand-name products in addition to our own proprietary brands, we obtain products from a wide variety of manufacturers, importers and other suppliers. No single vendor accounted for more than 7.9%, 7.5% and 15.8% of products sold for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. We believe that there are sufficient alternate sources of merchandise at comparable prices for almost all of the products we sell should we decide to or be required to change vendors for any particular product. Therefore, we do not believe that a loss of one or a few vendors would have a material impact on our operations.

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

We license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing proprietary online infrastructure solutions. Currently, most services related to maintenance and operation of our e-commerce website are through third-party providers located in Petaluma, California.

We outsource our call center function for our e-commerce website and catalog.

In our direct marketing segment, we use third-party licensed software for stockkeeping unit (“SKU”) and classification inventory tracking, purchase order management and merchandise distribution. Sales in our direct segment, whether through the internet, the call center or the mail, are updated daily and the host system downloads price changes, order status and inventory levels. In addition, we use other licensed software products and services to further supplement our supply chain for merchandise planning and to analyze customer behavior. In our retail segment, licensed software is used for SKU and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, and sales audit.

Sales in our retail segment are updated daily in the third-party licensed merchandising reporting systems by the nightly polling of sales information from each store’s point-of-sale (“POS”) terminals. Our POS system consists of registers providing price look-up, time and attendance, inventory management (transfers and distributions), and credit card/check authorization. This host system downloads price changes and inventory movements (store-to-store transfers and warehouse merchandise distributions). We evaluate information obtained through the nightly polling to implement merchandising decisions, plan and determine the open-to-buy, process and manage product purchasing/reorders, manage markdowns and allocate merchandise on a daily basis. For both the direct marketing and retail store segments, we use centralized financial systems for general ledger and accounts payable.

During fiscal 2013, we moved our data center which was outsourced in Sterling, Virginia, to an outsourced data center in Clifton, New Jersey.

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

Along with certain retail segment factors noted above, other key competitive factors for our direct-segment operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and website design and availability. Our direct-segment operation competes against numerous catalogs and websites, which may have a greater volume of circulation and web traffic.

Seasonality

Our historical revenues and operating results have varied significantly from quarter to quarter due to seasonal fluctuations in consumer purchasing patterns. Sales of apparel, accessories and footwear through our e-commerce website, catalogs and retail stores have generally been higher in our third and fourth fiscal quarters, which contain the key back-to-school and holiday selling seasons, as compared to our first and second fiscal quarters. During the second, third and the beginning of our fourth fiscal quarters, our working capital requirements increase and may be funded by our cash balances and utilization of our existing Credit Agreement with Salus. Quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the relative proportion of our new stores to mature stores, fashion trends and changes in consumer preferences, calendar shifts of holiday or seasonal periods, changes in merchandise mix, timing of promotional events, general economic conditions, competition and weather conditions.

Intellectual Property

We have registered various trademarks and servicemarks used in our business operations with the United States Patent and Trademark Office. Applications for the registration of certain of our other trademarks and servicemarks are currently pending. We also use trademarks, tradenames, logos and endorsements of our suppliers and partners with their permission. We are not aware of any pending material conflicts concerning our marks or our use of others’ intellectual property.

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

It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our e-commerce website or prosecute us for violations of their laws. For example, a French court has ruled that a website operated by a United States company must comply with French laws regarding content, and an Australian court has applied the defamation laws of Australia to the content of a U.S. publisher posted on the company’s website. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future, or that foreign citizens will not obtain jurisdiction over us in a foreign country, subjecting us to litigation in that country under the laws of that country.

The United States Congress enacted the Children’s Online Privacy Protection Act of 1999 (“COPPA”) and the Federal Trade Commission (“FTC”) promulgated implementing regulations, which became effective in 2000. The principal COPPA requirements apply to websites, or those portions of websites, directed to children under age 13. COPPA mandates that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology, subject to certain limited exceptions. As a part of our efforts to comply with these requirements, we do not knowingly collect personally identifiable information from any person under 13 years of age and have implemented age screening mechanisms on certain areas of our websites in an effort to prohibit persons under the age of 13 from registering. This may have the effect of dissuading some percentage of our customers from using our e-commerce website, which may adversely affect our business. While we use our commercially reasonable efforts to ensure that we are compliant with COPPA, our efforts may not be successful. If it turns out that our activities are not COPPA compliant, we may face litigation with the FTC or individuals or face a civil penalty, which could adversely affect our business. The FTC has revised its COPPA regulations and the Company plans to continue to comply with COPPA including upon the effectiveness of such revised regulations.

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

In December 2003, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) was enacted by the United States Congress. This legislation regulates “commercial electronic mail messages,” (i.e., email) the primary purpose of which is to promote a product or service. Among its provisions are ones requiring specific types of disclosures in covered emails, requiring specific opt-out mechanisms and prohibiting certain types of deceptive headers. Violations of its provisions may result in civil money penalties and criminal liability. CAN-SPAM further authorizes the FTC to establish a national Do Not Email Registry akin to the recently-adopted Do Not Call Registry. Any entity that sends commercial email messages, such as our various subsidiaries, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Compliance with these provisions may limit our ability to send certain types of emails on our own behalf, which may adversely affect our business. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM, we may face litigation with the FTC or face civil penalties, which could adversely affect our business.

The European Union Directive on the Protection of Personal Data may affect our ability to make our websites available in Europe if we do not afford adequate privacy to European users. Similar legislation was recently passed in other jurisdictions and may have a similar effect. Legislation governing privacy of personal data provided to internet companies is in various stages of development and implementation in other countries around the world and could affect our ability to make our e-commerce website available in those countries as future legislation is made effective.

Relationship with JLP Daisy LLC

In February 2003, dELiA*s Brand, LLC, a wholly-owned subsidiary of the Company, entered into a master license agreement with JLP Daisy LLC (“JLP Daisy”) to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores, in exchange for an up-front payment from JLP Daisy of $16.5 million, which is applied against royalties otherwise due from JLP Daisy for sales of dELiA*s branded merchandise. The initial term of the master license agreement was approximately 10 years, which was extended and, at our option, (i) will remain in effect until JLP Daisy recoups its advance and preferred return or (ii) the term will immediately expire and JLP Daisy will be entitled to be paid the balance of any unrecouped advance and a preferred return calculated at 6% per year (if not already received). As of February 1, 2014, JLP Daisy has not recouped its advance and preferred return and therefore the master license agreement remains in effect. As part of the master license agreement, dELiA*s Brand, LLC granted to JLP Daisy a security interest in the dELiA*s trademarks and copyrightable artwork, although the only event that would entitle JLP Daisy to exercise its rights in respect of the lien is a termination or rejection of the license or the master license agreement in a bankruptcy proceeding. We have not recorded any amounts associated with the master license agreement.

Employees

As of February 1, 2014, we had 499 full-time and 1,190 part-time employees. Of the 499 full-time employees, 94 worked in warehouse/fulfillment/customer service; 140 worked in executive, finance, information technology and other corporate and division management and 265 were employed by our dELiA*s retail stores. Of the 1,190 part-time employees, 34 were warehouse/fulfillment/customer service staff; 6 were in executive, finance, information technology and other corporate and division management and 1,150 were part-time associates at dELiA*s retail stores. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Website Access to Reports

Our corporate website is www.deliasinc.com. Our periodic and current reports are available free of charge on the “Investor Relations” page of this website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

Risks Related to Our Business

We have a history of operating losses.

We incurred losses from continuing operations for the last five fiscal years. Although our objective is to report net profits in the future, our objectives may not be realized and we may continue to experience losses. If our revenue grows slower than we anticipate, or if our operating expenses are higher than we expect, or if we continue to incur operating losses, we may not be able to become profitable, in which case our financial condition would be adversely affected and our stock price could decline.

Our ability to achieve profitability will also depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. We expect to incur significant operating expenses and capital expenditures, including general and administrative costs to support our operations and the costs of being a public company.

We base our expenses in large part on our operating plans, current business strategies and future revenue projections. Many of our expenses, such as our retail store lease expenses, are fixed in the short term, and we may not be able to quickly reduce expenses and spending if our revenues are lower than we project. In addition, we may find that our costs to maintain or expand our operations, and in particular the costs to purchase inventory, produce our catalogs and build, outfit and employ personnel for our retail stores, are more expensive than we currently anticipate. Therefore, the magnitude and timing of these expenses may contribute to fluctuations in our quarterly operating results.

Our success depends largely on the value of our brand, and if the value of our brand was to diminish, our sales are likely to decline.

The prominence of our catalogs and e-commerce website and our retail stores among our teenage target market are integral to our business as well as to the implementation of our strategies for expanding our business.

Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Moreover, we anticipate that we will continue to increase the number of customers we target, through means that could include broadening the intended audience of our existing brand. Misjudgments by us in this regard could damage our existing or future brands. Any adverse effects on our current or future brands could result in decreases in sales.

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

We sell merchandise over the internet through our e-commerce website, www.delias.com. Our internet operations are subject to numerous risks, including:

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

Our failure to successfully address and respond to these risks could reduce internet sales, increase costs and damage the reputation of our brand.

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

We currently depend on third parties for important aspects of our business, such as printing, shipping, paper supplies, operation of our e-commerce website, and the outsourcing of our call center function. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality or cost of products and services that they provide will remain at current levels or the levels needed to enable us to conduct our business efficiently and effectively.

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

Based on our current and anticipated future results of operations and the proceeds we received from the Private Placement, we believe that our current cash balances, cash flow from operations, and availability under our credit facilities will be sufficient to meet our currently anticipated cash requirements. However, depending on results of operations for future periods, as well as our ongoing expense reduction program, our current cash balances, cash flow from operations, and availability under our credit facilities may not be sufficient to meet our future cash requirements, including but not limited to, any retail store openings or remodels. For example, if we do not meet our targets for revenue growth, gross margins, or expenses, or if our costs associated with any retail store expansion plans are not as anticipated, our current sources of funds may be insufficient to meet our cash requirements. We may fail to meet our targets for revenue growth for a variety of reasons, including:

•	decreased consumer spending in response to weak economic conditions;

•	higher energy prices causing a decreased level of disposable income;

•	weakness in the teenage market;

•	poor response to our merchandise offerings;

•	increased competition from our competitors; and

•	marketing and expansion plans that are not as successful as we anticipate.

Additionally, if demand for our products decreases or our retail store plans do not produce the desired sales increases, such developments could reduce our operating revenues. If such funds, together with cash on hand and availability under our existing Credit Agreement with Salus are insufficient to cover our expenses, we could be required to adopt one or more alternatives listed below. For example, we could be required to:

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

We may fail to use our database and our expertise in marketing to consumers successfully, and we may not be able to maintain the quality and size of our database.

The effective use of our consumer database and our expertise in marketing to consumers are important components of our business. If we fail to capitalize on these assets, our business will be less successful.

Currently, we have useful data for only a portion of our targeted market. Additionally, as individuals in our database age, they are less likely to purchase our products and their data is thus of less value to our business. We must, therefore, continuously obtain data on new potential customers and on those persons who are just entering their teenage years in order to maintain and increase the size and value of our database. If we fail to obtain sufficient numbers of new names and related information, our business could be adversely affected.

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

Our agreement with Alloy, LLC to license our database information may make that information less valuable to us.

We and Alloy, LLC have agreed that we will license data collected by dELiA*s (excluding credit card data), subject to applicable laws and privacy policies, although Alloy, LLC has agreed not to provide certain of this data to our competitors, with some limited exceptions. Certain actions that Alloy, LLC could take, such as breaching its contractual covenants, could result in our losing a significant portion of the competitive advantage we believe our database provides to us. In such event, our business and results of operations could be adversely affected.

New retail store openings could strain our resources and cause the performance of our existing operations to suffer.

Any retail store expansion will largely depend on our ability to find sites to open and operate new stores successfully. Our ability to open and operate new stores successfully depends on several factors, including, among others, our ability to:

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

Traffic to our e-commerce website may decline, resulting in fewer purchases of our products. Additionally, the number of e-commerce visitors that we are able to convert into purchasers may decline.

In order to generate online customer traffic, we depend heavily on mailed catalogs, outbound emails and an affiliates program in which we pay third parties for traffic referred from their websites to our e-commerce website. Our sales volume and e-commerce website traffic generally may be adversely affected by, among other things, declines in the number and frequency of our catalog mailings, reductions in outbound emails and declines in referrals from third parties. Our sales volume may also be adversely affected by economic downturns, system failures and competition from other internet and non-internet retailers.

In addition, the number of e-commerce visitors that we are able to convert into purchasers may decline due to, among other things, our inability to effectively predict and respond to changing fashion tastes and consumer demands and translate market trends into appropriate, saleable product offerings in a timely manner and our inability to keep up with new technologies and e-commerce features. The internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing e-commerce website, the www.delias.com website, and our respective systems may become obsolete or unattractive. Developing our e-commerce website and other systems entails significant technical and business risks. We may face material delays in introducing new services, products or enhancements. If this happens, our customers may forego the use of our e-commerce website and use websites and e-commerce pages of our competitors. We may use new technologies ineffectively, or we may fail to adequately adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

We do not own the uniform resource locator that directs customers to our e-commerce website.

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

The teenage girl retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for retail store sales with specialty apparel retailers and certain other youth-focused apparel retailers, such as American Eagle Outfitters, Abercrombie & Fitch, Aeropostale, Hollister, Wet Seal, Forever 21, H&M and others. We also compete for retail store sales with full price and discount department stores such as Target, Kohl’s, Nordstrom’s, Macy’s, Bloomingdale’s and others. If we are unable to compete effectively for retail store sales, we may lose market share, which would reduce our revenues and gross profit. In addition, we compete for favorable site locations and lease terms in shopping malls with certain of our competitors as well as numerous other retailers. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. The growth of our retail store business depends significantly on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a return that meets or exceeds our financial projections. Desirable new locations may not be available to us at all or at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable real estate and lease terms generally and upon renewal, or even being permitted to renew our expiring leases, could cause us to lose market share which would reduce our revenues and gross profit.

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

We could, in the future, decide to close additional retail stores that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, fixed assets, and inventory write-downs would adversely affect our results and could adversely affect our cash on hand.

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

Our master license agreement with JLP Daisy could cause us to lose our trademarks or otherwise adversely affect the value of our dELiA*s brand.

In February 2003, dELiA*s Brand, LLC, a wholly-owned subsidiary of the Company, entered into a master license agreement with JLP Daisy to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores, in exchange for an up-front payment from JLP Daisy of $16.5 million, which is applied against royalties otherwise due from JLP Daisy for sales of dELiA*s branded merchandise. The initial term of the master license agreement was approximately 10 years, which was extended and, at our option, (i) will remain in effect until JLP Daisy recoups its advance and preferred return or (ii) the term will immediately expire and JLP Daisy will be entitled to be paid the balance of any unrecouped advance and a preferred return calculated at 6% per year (if not already received). As of February 1, 2014, JLP Daisy has not recouped its advance and preferred return and therefore the master license agreement remains in effect. As part of the master license agreement, dELiA*s Brand, LLC granted to JLP Daisy a security interest in the dELiA*s trademarks and copyrightable artwork, although the only event that would entitle JLP Daisy to exercise its rights in respect of the lien is a termination or rejection of the license or the master license agreement in a bankruptcy proceeding. If we become subject to a bankruptcy proceeding, we could lose the rights to our dELiA*s trademarks, which could have a material adverse effect on our business and operating results.

Additionally, because sales of dELiA*s branded products by JLP Daisy’s licensees have been significantly less than we and JLP Daisy expected when we entered into the master license agreement, we expect that JLP Daisy may try to increase the sales of the dELiA*s branded products by its licensees by expanding the number of licensed products their licensees offer, the number and type of stores in which such licensed products are sold, or both, so that they can recoup more of their initial advance. Sales of dELiA*s branded products by JLP Daisy’s licensees may negatively impact our customers’ image of the brand, which could have a material adverse effect on our profit margins and other operating results. Additionally, a change in our customers’ image of the brand due to sales of dELiA*s branded products by JLP Daisy’s licensees to greater numbers of retailers may negatively affect our dELiA*s retail store expansion plans.

We depend largely upon an outsourced call center and a single distribution facility.

The call center function is outsourced to a third party for our dELiA*s e-commerce website and catalog. The distribution for our dELiA*s e-commerce website and catalog and all our retail stores are handled from a single, owned facility in Hanover, Pennsylvania. Any significant interruption in the operation of the call center function or distribution facility due to natural disasters, accidents, system failures, expansion or other unforeseen causes could delay or impair our ability to receive orders and distribute merchandise to our customers and retail stores, which could cause our sales to decline. This could have a material adverse effect on our operations and results.

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

Additionally, pursuant to generally accepted accounting principles, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. We have recognized impairment charges of approximately $3.5 million in fiscal 2013, $0.2 million in fiscal 2012, and $0.5 million in fiscal 2011 related to underperforming store locations.

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

Weather conditions where our customers are located may impact consumer shopping patterns, which alone or together with natural disasters, particularly in areas where our sales are concentrated, could adversely affect our results of operations.

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

With respect to the direct sales, sales or other similar taxes are collected primarily in states where we have retail stores, another physical presence or personal property. However, various states or foreign countries may seek to impose sales tax collection obligations on out-of-state direct mail companies. A successful assertion by one or more states that we or one or more of our subsidiaries should have collected or should be collecting sales taxes on the direct sale of our merchandise could have a material adverse effect on our business.

We could face liability from, or our ability to conduct business could be adversely affected by, government and private actions concerning personally identifiable data, including privacy.

Our direct marketing business is subject to federal and state laws regarding the collection, maintenance and disclosure of personally identifiable information we collect and maintain in our database. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on the e-commerce website may adversely affect our business. For example, COPPA currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuse of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the Company. If one or more attorneys general were to determine that our privacy policies fail to conform with state law, we also could face fines or civil penalties, any of which could adversely affect our business.

We could face liability for information displayed in our catalogs or displayed on or accessible via e-commerce website and our other websites.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information we publish in any of our catalogs, on our e-commerce website and on any of our other websites. These types of claims have been brought, sometimes successfully, against similar companies in the past. Based upon links we provide to third-party websites, we could also be subjected to claims based upon online content we do not control that is accessible from our e-commerce website.

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

In addition, the FTC and state agencies have been investigating various internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptology or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could subject us to claims of liability, damage our reputation and diminish the value of our brand. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to significantly reduce the risk of security breaches, but our failure to prevent such security breaches could subject us to claims of liability, damage our reputation and diminish the value of our brand and cause our sales to decline.

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

All or a portion of the credit extended by factors to our vendors often is collateralized by standby letters of credit, which we are required to provide and which we currently obtain under our Letter of Credit Agreement dated as of June 14, 2013, as amended (the “Letter of Credit Agreement”), with General Electric Capital Corporation (“GE Capital”). Any increases in the amount of such letters of credit required by such factors reduces the amount of availability we have under our Letter of Credit Agreement with GE Capital. Any increase in our vendors’ use of factors or decrease in the amount of credit extended by these factors could require us to provide additional standby letters of credit, thereby reducing further the amount of availability, or require us to obtain increased credit lines which may or may not be readily available to us on acceptable terms. Any such decreases could adversely affect our ability to operate our business, including requiring us to reduce other discretionary spending, such as on advertising. Any such event could result in reduced sales.

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

Our Credit Agreement with Salus, the Securities Purchase Agreement and the Notes issued in the Private Placement include covenants that impose restrictions on our financial and business operations.

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

Until all of the Notes issued in the Private Placement have been converted, redeemed or otherwise satisfied in accordance with their terms, we have agreed, among other things, not to (i) incur any indebtedness, other than pursuant to our existing Credit Agreement; and (ii) grant liens on our assets, other than the liens securing our and our subsidiaries’ obligations under the Credit Agreement or any other liens that are permitted under the Credit Agreement.

If we fail to comply with the covenants and are unable to obtain a waiver or amendment, an event of default would result, and Salus or the holders of the Notes, as the case may be, could declare outstanding borrowings or the Notes, as the case may be, immediately due and payable. If Salus were to declare a default, we cannot guarantee that we would have sufficient liquidity at that time to repay or refinance borrowings under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to various conditions precedent. We cannot assure you that we will be able to satisfy the conditions to funding at the time we require the drawdowns.

Pursuant to a private placement Securities Purchase Agreement (“Securities Purchase Agreement”), so long as Valinor Management, LLC (the “Lead Investor”) or Flatbush Watermill LLC (“Flatbush”), as the case may be, beneficially owns at least 10% of our common stock (on an as-converted basis), we are subject to certain restrictive covenants that, subject to certain exceptions, restrict or limit our ability to take the following actions without the prior written consent of the Lead Investor and/or Flatbush, as the case may be:

•	if all accrued dividends on the Preferred Stock have not been paid in full, declare or pay dividends on, or repurchase or redeem, any shares of our capital stock, subject to certain exceptions;

•	authorize, create or issue any class or series of our capital stock that ranks senior or in parity with the Preferred Stock, including any additional Preferred Stock;

•	commence any voluntary liquidation, bankruptcy, dissolution, recapitalization, reorganization, assignment to creditors or similar transaction;

•	incur any additional indebtedness, other than indebtedness under or as permitted under our Credit Agreement with Salus and the Letter of Credit Agreement with GE Capital;

•	grant liens on our assets, other than liens under or as permitted under our Credit Agreement with Salus and our Letter of Credit Agreement with GE Capital;

•	increase the size of the number of directors comprising our board of directors to more than nine members;

•	amend our certificate of incorporation or our bylaws in a manner that materially and adversely affects the rights or voting powers of the Preferred Stock, subject to certain exceptions;

•	enter into any transaction with any person or entity whose beneficial ownership of our voting securities is at least 10% or a director of our Company, subject to certain exceptions; or

•	remove or replace Tracy Gardner as our chief executive officer for reasons other than cause, resignation, death or disability.

Additionally, so long as the Lead Investor or Flatbush, as the case may be, beneficially owns at least 15% of our common stock (on an as-converted basis), we are subject to certain restrictive covenants that, subject to certain exceptions, restrict or limit our ability to engage in, or agree to, the following transactions without the prior written consent of the Lead Investor and/or Flatbush, as the case may be:

•	a sale of all or substantially all of our assets;

•	a merger or consolidation of our Company; or

•	a recapitalization or reorganization of our Company involving consideration in excess of $25 million.

We may not have the cash necessary to pay the dividends on the Preferred Stock.

Holders of Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, out of any funds legally available therefor, dividends per share of Preferred Stock in an amount equal to 6.0% per annum of the stated value per share. The first date on which dividends are payable is February 18, 2015, and, thereafter, dividends are payable semi-annually in arrears on February 18 and August 18 of each year. Dividends, whether or not declared, begin to accrue and be cumulative from February 18, 2014. If we do not pay any dividend in full on any scheduled dividend payment date, then dividends thereafter will accrue at an annual rate of 8.0% of the stated value of the Preferred Stock from such scheduled dividend payment date to the date that all accumulated dividends on the Preferred Stock have been paid in cash in full. In addition, if we do not meet minimum borrowing availability tests under our Credit Agreement with Salus, we may not pay dividends on the Preferred Stock. No assurance can be given that we will have the cash or financial resources available to us to make these payments, in whole or in part, or that we will meet the minimum borrowing availability tests under our Credit Agreement with Salus. Any failure to make such payments could have a material adverse effect on our business and financial condition.

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

The potential consolidation of commercial and retail landlords could negatively impact us.

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

We may have potential business conflicts with Alloy, LLC with respect to our past and ongoing relationships.

On December 19, 2005, Alloy, LLC completed the Spinoff of all of the outstanding common stock of dELiA*s, Inc. to its stockholders. In connection with the Spinoff, Alloy, LLC contributed and transferred to us substantially all of its assets and liabilities related to its direct marketing and retail store segments.

We entered into various agreements with Alloy, LLC prior to or in connection with the Spinoff. These agreements govern various interim and ongoing relationships between Alloy, LLC and us following the Spinoff. Certain of these agreements expired by their terms on December 19, 2010. We subsequently entered into certain amended and restated agreements effective December 20, 2010 which expire on December 20, 2015.

Potential business conflicts may arise between Alloy, LLC and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, pending litigation, indemnification and other matters arising from our separation from Alloy, LLC;

•	intellectual property matters;

•	joint database ownership and management; and

•	the nature, quantity, quality, time of delivery and pricing of services we supply to each other under our various agreements with Alloy, LLC.

We may not be able to resolve any potential conflicts. Even if we do so, however, because Alloy, LLC will be performing a number of services and functions for us, they will have leverage with negotiations over their performance that may result in a resolution of such conflicts that may be less favorable to us than if we were dealing with another third party.

Our ability to use our net operating losses to offset future taxable income are subject to certain limitations.

We are limited in the portion of net operating loss carryforwards, or NOLs, that we can use in the future to offset taxable income for U.S. federal income tax purposes. At February 1, 2014, we had available U.S. federal NOLs of approximately $119 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. If we receive Stockholder Approval of the conversion of the Notes to Preferred Stock, we believe that we may experience an ownership change under Section 382 of the Code on the Stockholder Approval Date as a result of the Private Placement and both the public offering and private placement we completed on July 31, 2013. As a result of these transactions, we may be limited in our ability to utilize our NOLs as an offset against future taxable income. Consequently, some or all of our NOLs may expire before they can be utilized. In addition, future changes in our stock ownership, including this or future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code.

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

We have a significant number of options, Preferred Stock and Notes outstanding which, if exercised or converted, would dilute the equity interests of our existing stockholders and adversely affect earnings per share.

As of April 11, 2014, we had outstanding options, of which 1,177,454 were vested, to purchase 3,418,538 shares of common stock at a weighted average exercise price of $1.81 per share. From time to time, we may issue additional options to employees, non-employee directors and consultants pursuant to our equity incentive plans. We have sold in the Private Placement to the selling stockholders (i) 199,834 shares of Preferred Stock for an aggregate purchase price of $19,983,400, which shares of Preferred Stock are convertible into 24,979,250 shares of our common stock at a conversion price of $0.80 per share, and (ii) an aggregate of $24,116,600 in principal amount of Notes, which Notes are convertible into 241,166 shares of our Preferred Stock following Stockholder Approval. The shares of Preferred Stock issuable upon conversion of the Notes are convertible into 30,145,750 shares of our common stock at a conversion price of $0.80 per share. Our stockholders will experience dilution if these stock options, shares of Preferred Stock and Notes are exercised or converted, as applicable.

If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the Nasdaq Global Market. Nasdaq has requirements we must meet in order to remain listed on the Nasdaq Global Market, including that we maintain a minimum closing bid price of $1.00 per share of our common stock. On January 31, 2014, we received a notification letter from The NASDAQ OMX Group (“Nasdaq”) indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5450(a)(1). We have been provided a period of 180 calendar days, or until July 30, 2014, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have regained compliance if at any time before July 30, 2014, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. As of the close of the market on March 11, 2014, our common stock closed at $1.00 per share or more for ten consecutive business days. Consequently, we received a notification letter from Nasdaq on March 13, 2014 advising us that we are now in compliance with Nasdaq Listing Rule 5450(a)(1). However, since March 24, 2014, the closing bid price of our common stock has been below $1.00 per share. If we become non-compliant again in the future, our common stock may be delisted from the Nasdaq Global Market and transferred to a listing on the Nasdaq Capital Market, or delisted from Nasdaq altogether. There can be no assurance that we will be able to maintain compliance with the requirements for listing our common stock on the Nasdaq Global Market, or we would be eligible for transfer to the Nasdaq Capital Market and remain in compliance with the requirements for listing on that market. The failure to maintain our listing on the Nasdaq Global Market or to qualify for listing on the Nasdaq Capital Market could have an adverse effect on the market price and liquidity of our shares of common stock.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future. Further, we are prohibited under the terms of the Credit Agreement from paying dividends on our common stock. Any determination to pay dividends on our common stock in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions imposed by applicable law and other factors our board deems relevant. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholders may lose some or all of their investment in our shares.

Future sales of our common stock or the issuance of other equity may adversely affect the market price of our common stock.

Following the Stockholder Approval Date and subject to certain preemptive rights of the selling stockholders pursuant to the Securities Purchase Agreement, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Issuances of our common stock or convertible securities will dilute the ownership interest of our stockholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

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

We may incur a material expense upon the conversion of the Notes issued in the Private Placement.

The Notes issued in the Private Placement are mandatorily convertible following Stockholder Approval. If at the time of the conversion of the Notes, the market price of our common stock is above the conversion price of the Notes, we will incur a non-cash charge in an amount equal to the difference between the market price of our common stock at the time of conversion and the conversion price of the Notes. Such a charge could have an adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth information as of February 1, 2014 regarding the principal facilities that we currently use in our business operations. Except for the property in Hanover, Pennsylvania, which we own, all such facilities are leased. We believe our facilities are well maintained, in good operating condition and otherwise adequate for our business operations.

Location	Use	Appr. Sq. Footage
New York, NY	Corporate office	52,000
Hanover, PA	Warehouse and fulfillment center	370,000
Retail Stores	Retail sales	389,500

The following table sets forth information regarding the states in which we operate retail stores as of February 1, 2014, and the number of stores in each state.

State	Number of Stores	State	Number of Stores
Alabama	1	Minnesota	2
Arizona	2	Missouri	3
California	3	Nebraska	1
Colorado	1	New Hampshire	2
Connecticut	2	New Jersey	8
Delaware	1	New York	8
Florida	6	North Carolina	3
Georgia	3	Ohio	6
Illinois	5	Pennsylvania	5
Indiana	3	Rhode Island	1
Iowa	1	South Carolina	2
Louisiana	1	Tennessee	4
Maine	2	Texas	8
Maryland	3	Virginia	2
Massachusetts	6	West Virginia	1
Michigan	3	Wisconsin	2

		TOTAL STORES	101

Item 3.	Legal Proceedings

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

Not applicable.

Executive Officers of the Registrant

Tracy Gardner, age 50, has served as our Chief Executive Officer since June 5, 2013, and from May 1, 2013 to June 4, 2013 served as our Chief Creative Officer. She has served as a director since May 1, 2013. From July 2010 to April 2013, Ms. Gardner worked in various consulting capacities, most recently serving as Creative Advisor to The Gap, Inc., a global specialty retailer, from January 2012 to April 2013. From 2007 to 2010, Ms. Gardner served as President—Retail and Direct of J.Crew Group, Inc., a multi-brand apparel and accessories retailer, and from 2004 to 2007 she served as Executive Vice President, Merchandising, Planning & Production of J.Crew. Prior to joining J.Crew, Ms. Gardner held various positions at The Gap, Inc., including Senior Vice President of Adult Merchandising for the Gap brand from 2002 to 2004, Vice President of Women’s Merchandising for the Banana Republic division from 2001 to 2002, Vice President of Men’s Merchandising for the Banana Republic division from 1999 to 2001 and Divisional Merchandising Manager of Men’s Wovens for the Banana Republic division from 1998 to 1999. In March 2014, she was appointed as a director of the publicly-traded company Lands’ End, Inc., a multi-channel retailer of casual clothing, accessories and footwear, as well as home products, under its classic American lifestyle brand.

Brian Lex Austin-Gemas, age 47, has served as our Chief Operating Officer since October 9, 2013. From August 2010 until September 2013, Mr. Gemas served as the Chief Operating Officer of Global Retail for ESPRIT, where he also served in various roles from 2005 to 2009. From 2009 until rejoining ESPRIT in 2010, Mr. Gemas was the Chief Operating Officer of New Look Group. Prior to 2005, he held various leadership roles within GAP, Banana Republic, Victoria’s Secret and Macy’s. Mr. Gemas began his career at Nordstrom.

David J. Dick, age 47, has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2, 2009 and had served as the Company’s Vice President, Controller and Chief Accounting Officer since April 2008. Prior to that, Mr. Dick served as Chief Financial Officer of Charlie Brown’s Acquisition Corp., a multi-concept casual dining restaurant operator, from 2006 to 2007, and from 1993 to 2006, worked for Linens ‘n Things, Inc., a specialty retailer of home furnishings, where he held a number of positions including Vice President, Controller and Treasurer. From 1987 to 1992, Mr. Dick worked for Ernst & Young LLP. He is a certified public accountant.

Ryan A. Schreiber, age 44, has served as our Senior Vice President, General Counsel and Secretary since September 2013. He previously served as Vice President and General Counsel to New York & Company from 2007 until 2013 and led the legal team upon joining the business in 2004. Prior to that, Mr. Schreiber served as in-house counsel in various capacities for The Children’s Place from 1999 to 2004. Mr. Schreiber also served as an attorney in the commercial real estate and litigation departments of Farer Siegal Fersko, P.A., and as counsel to Party City Corporation and Petrie Retail, Inc. Throughout his career, Mr. Schreiber has overseen legal matters in real estate and contracts, litigation, corporate and securities, intellectual property, employment and labor relations, and social compliance.

David Diamond, age 46, has served as our Senior Vice President, Human Resources since January 2004. Prior to joining dELiA*s, Mr. Diamond worked in executive search focused on the retail industry most recently as a partner with Hudson Highland Partners, a subsidiary of Hudson Highland Group Inc. and was previously with Russell Reynolds Associates Inc., Levy-Kerson Ltd. and Whitehead Mann Plc. Prior to that, Mr. Diamond was a merchant with The May Department Stores Company from 1989 to 1996 working in the G. Fox, Filene’s and Lord & Taylor divisions. Mr. Diamond also currently serves on the Board of Trustees of the Direct Marketing Educational Foundation.

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

	Common Stock Price
	High	Low
FISCAL 2013 (Ended February 1, 2014)
First Quarter	$1.24	$0.63
Second Quarter	$1.83	$0.72
Third Quarter	$1.48	$1.03
Fourth Quarter	$1.68	$0.74

FISCAL 2012 (Ended February 2, 2013)
First Quarter	$1.62	$1.04
Second Quarter	$1.59	$1.25
Third Quarter	$1.55	$1.14
Fourth Quarter	$1.40	$0.95

Stockholders

As of April 11, 2014 there were approximately 193 holders of record of the 70,790,376 outstanding shares of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain any future earnings to finance the growth and development of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Securities

There were no unregistered sales of our securities during fiscal 2013. However, as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 18, 2014, the Company sold and issued in a Private Placement (i) 199,834 shares of Preferred Stock for an aggregate purchase price of $19,983,400, and (ii) an aggregate of $24,116,600 in principal amount of Notes.

Issuer Purchases of Equity Securities

During fiscal 2013, the Company did not purchase any shares of its common stock.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected statements of operations data for fiscal 2013, fiscal 2012, and fiscal 2011 have been derived from the audited financial statements included elsewhere in this report which have been audited by BDO USA, LLP, independent registered public accountants. Selected balance sheet data as of fiscal 2013 and 2012 has been derived from the audited financial statements included herein. Selected balance sheet data as of January 28, 2012, January 29, 2011 (“fiscal 2010”) and January 30, 2010 (“fiscal 2009”) and the selected statements of operations data for fiscal 2010 and fiscal 2009 have been derived from audited financial statements and not included herein.

Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The amounts specified below are for continuing operations only. Our former Alloy and CCS businesses are treated as discontinued operations.

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA(1):
Net sales	$136,650	$181,150	$172,307	$172,428	$172,318
Cost of goods sold	114,416	124,439	123,715	120,557	116,476

Gross profit	22,234	56,711	48,592	51,871	55,842

Selling, general and administrative expenses	72,509	77,518	76,517	78,962	77,064
Impairment of goodwill	—	4,462	—	7,611	—
Impairment of long-lived assets	3,495	181	495	—	454
Other operating income	(1,174)	(2,581)	(1,200)	(416)	(1,161)

Total operating expenses	74,830	79,580	75,812	86,157	76,357

Operating loss	(52,596)	(22,869)	(27,220)	(34,286)	(20,515)
Interest expense, net	4,749	726	577	353	235

Loss from continuing operations before taxes	(57,345)	(23,595)	(27,797)	(34,639)	(20,750)
Income tax expense (benefit)	88	(681)	(2,337)	(9,862)	(7,338)

Loss from continuing operations	(57,433)	(22,914)	(25,460)	(24,777)	(13,412)
(Loss) income from discontinued operations, including gain on sale, net of income taxes	(1,078)	1,360	2,790	3,134	2,988

Net (loss) income	$(58,511)	$(21,554)	$(22,670)	$(21,643)	$(10,424)

Basic and diluted net (loss) income per share of common stock:
Loss from continuing operations	$(1.28)	$(0.73)	$(0.82)	$(0.80)	$(0.43)
(Loss) income from discontinued operations, net of taxes	(0.02)	0.04	0.09	0.10	0.09

Net (loss) income attributable to common stockholders per share	$(1.30)	$(0.69)	$(0.73)	$(0.70)	$(0.34)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	45,026,869	31,350,931	31,217,185	31,111,878	31,038,999

	Fiscal Year
	2013	2012	2011	2010	2009
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	$3,280	$16,812	$28,426	$28,074	$41,646
Working capital	$(2,945)	$10,616	$23,348	$38,892	$40,326
Total assets	$70,379	$94,492	$115,336	$139,703	$169,391
Total stockholders’ equity	$21,061	$41,253	$62,109	$84,044	$105,813

RETAIL STORE OPERATING DATA:
Total retail store revenues (in thousands)	$95,352	$125,595	$123,223	$122,444	$118,484
Comparable store sales (decrease) increase(2)	(18.4%)	5.2%	0.1%	(4.1%)	(5.9%)
Net sales per store (in thousands)	$935	$1,185	$1,072	$1,065	$1,140
Sales per gross square foot	$241	$299	$279	$286	$301
Average square footage per store	3,856	3,841	3,844	3,827	3,828
Number of stores	101	104	113	114	109
Total square footage (in thousands)	389.5	399.4	434.4	436.3	417.3
Percent (decrease) increase in total square footage	(2.5%)	(8.1%)	(0.4%)	4.6%	12.8%

DIRECT MARKETING OPERATING DATA (in thousands):
Total direct marketing revenues	$41,298	$55,555	$49,084	$49,984	$53,834
Number of catalogs circulated	19,831	20,037	19,794	21,240	22,725

(1)	The Company sold its CCS business in November 2008 and its Alloy business in June 2013, thus the results of their respective business operations have been reported as discontinued operations. See Note 14 to the consolidated financial statements for financial data by reportable segment.
(2)	The Company considers a store comparable after it has been open for 15 full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within the past year. If a store is closed during a fiscal quarter, it is removed from the computation of comparable store sales for that fiscal quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our financial statements and related notes appearing elsewhere in this annual report, all of which reflect the Company’s Alloy business as a discontinued operation. Descriptions of all documents included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so referenced.

Executive Summary and Overview

We are a multi-channel retail company with a lifestyle brand marketing and catering to teenage girls. We operate the dELiA*s brand, which we believe is a well-established, differentiated, lifestyle brand. We generate revenues by selling a wide variety of product categories to consumers through our website, direct mail catalogs, and retail stores.

Through our e-commerce website and catalogs, we sell our own proprietary brand products, together with brand name products, in key spending categories directly to consumers, including apparel and accessories. Our mall-based retail stores derive revenues primarily from the sale of proprietary apparel and accessories and, to a lesser extent, branded apparel.

Our focus on our proprietary brand and a diverse collection of name brands allows us to adjust our merchandising strategy quickly as fashion trends change. In addition, we strive to keep our merchandise mix fresh by regularly introducing new trends and styles. Our proprietary brand provides us an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, at a lower price, while permitting improved gross profit margins. Our proprietary brand also allows us to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise from our vendors to us, and from us to our customers.

Our strategy is to improve upon our position as a direct marketing company; to increase productivity in our retail stores; and to carry out such strategy while controlling costs. In addition, our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business while continuing extended offerings online and in our catalogs.

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

Goals

We believe that focusing on our dELiA*s brand and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	Leveraging our omni-channel platform in order to drive top line growth;

•	implementing web, mobile and social media initiatives, while optimizing our catalog circulation;

•	developing merchandise assortments that emphasize key categories more effectively and drive improved gross profit margins;

•	employing focused inventory management strategies and creating inventory turn improvement;

•	improving productivity of the existing store base through heightened focus on the selling culture, with emphasis on increased customer conversion;

•	leveraging our current expense infrastructure and taking additional operating costs out of the business, including monitoring and opportunistically closing underperforming stores; and

•	expanding the retail store base over the long-term.

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

Our fiscal year is on a 52 or 53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended February 1, 2014 was a 52-week fiscal year, while February 2, 2013 was a 53-week fiscal year, and January 28, 2012 was a 52-week fiscal year. We refer to the extra week in fiscal 2012 as the “53rd week.”

Consolidated Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Fiscal Year
	2013	2012	2011
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	83.7%	68.7%	71.8%

Gross profit	16.3%	31.3%	28.2%

Operating expenses:
Selling, general and administrative expenses	53.1%	42.8%	44.4%
Impairment of goodwill	0.0%	2.5%	0.0%
Impairment of long-lived assets	2.6%	0.1%	0.3%
Other operating income	(0.9%)	(1.4%)	(0.7%)

Total operating expenses	54.8%	44.0%	44.0%

Operating loss	(38.5%)	(12.7%)	(15.8%)
Interest expense, net	3.5%	0.4%	0.3%

Loss from continuing operations before income taxes	(42.0%)	(13.1%)	(16.1%)
Provision (benefit) for income taxes	0.1%	(0.4%)	(1.4%)

Loss from continuing operations	(42.1%)	(12.7%)	(14.7%)
(Loss) income from discontinued operations, net of income taxes	(0.8%)	0.8%	1.6%

Net loss	(42.9%)	(11.9%)	(13.1%)

Fiscal 2013 Compared with Fiscal 2012 (52 weeks vs. 53 weeks)

Revenues

Total Revenues

Total revenues decreased 24.6% to $136.7 million in fiscal 2013 from $181.2 million in fiscal 2012. Revenues from the retail segment comprised 69.8% of total revenues for fiscal 2013 as compared to 69.3% in fiscal 2012, and revenues from the direct segment comprised 30.2% of total revenues for fiscal 2013 as compared to 30.7% for fiscal 2012. The 53rd week of fiscal 2012 added incremental revenues of approximately $2.1 million.

Direct Marketing Revenues

Direct marketing revenues decreased 25.7% to $41.3 million in fiscal 2013 from $55.6 million in fiscal 2012. The decrease in revenues was primarily due to reduced website traffic as well as lower average order values. The 53rd week of fiscal 2012 added incremental revenues of approximately $1.0 million.

Retail Store Revenues

Retail store revenues decreased 24.1% to $95.4 million in fiscal 2013 from $125.6 million in fiscal 2012. The decrease in revenues included a comparable store sales decrease of 18.4% primarily due to reduced traffic and lower average unit retail, as well as a reduction in store count. The 53rd week of fiscal 2012 added incremental revenues of approximately $1.1 million.

The following table sets forth select operating data in connection with the revenues of our Company:

	For Fiscal Years Ended
	2013		2012
Channel Net Sales (in thousands):
Retail	$95,352		$125,595
Direct	41,298		55,555

	$136,650		$181,150

Catalogs Mailed (in thousands)	19,831		20,037

Number of Stores:
Beginning of Period	104		113
Stores Opened	2	*	1	**
Stores Closed	5	*	10	**

End of Period	101		104

Total Gross Sq. Ft @ End of Period (in thousands)	389.5		399.4

*	Totals include two stores that were closed and relocated to an alternative sites in the same mall during fiscal 2013.
**	Totals include one store that was closed and relocaed to an alternative site in the same mall during fiscal 2012.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2013 was $22.2 million or 16.3% of revenues, as compared to $56.7 million or 31.3% of revenues in fiscal 2012. The decrease in gross profit percentage and in dollars was principally due to lower merchandise margins and increased markdown and other inventory reserves in connection with clearing legacy product as well as the deleveraging of reduced occupancy costs.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2013 was $12.8 million or 31.1% of revenues, as compared to $24.4 million or 43.9% of revenues in fiscal 2012. The decrease in gross profit percentage and in dollars was primarily due to lower merchandise margins and increased markdown and other inventory reserves in connection with clearing underperforming legacy inventory as well as increased shipping costs.

Retail Store Gross Profit

Retail store gross profit for fiscal 2013 was $9.4 million or 9.8% of revenues, as compared to $32.3 million or 25.7% of revenues in fiscal 2012. The decrease in gross profit percentage and in dollars was primarily due to lower merchandise margins and increased markdown and other inventory reserves in connection with clearing underperforming legacy inventory, and the deleveraging of occupancy costs on lower revenues.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our selling, general and administrative (“SG&A”) expenses increased to 53.1% in fiscal 2013 from 42.8% in fiscal 2012. This increase was primarily attributable to the deleveraging of selling, overhead, stock-based compensation and depreciation expenses on lower revenues. In total dollars, SG&A expenses decreased 6.5% to $72.5 million in fiscal 2013 from $77.5 million in fiscal 2012 due to lower selling, overhead and depreciation expenses.

Direct Marketing Selling, General and Administrative

As a percentage of revenues, direct marketing SG&A expenses increased to 68.4% in fiscal 2013 from 51.9% in fiscal 2012. The increase in direct marketing SG&A expenses as a percentage of revenues reflects the deleveraging of selling, overhead, stock-based compensation and depreciation expenses on lower revenues. In dollars, direct marketing SG&A expenses decreased 1.9% to $28.3 million in fiscal 2013 from $28.8 million in fiscal 2012. The decrease reflects lower selling, overhead and depreciation expenses, partially offset by increased stock-based compensation.

Retail Store Selling, General and Administrative

As a percentage of revenues, retail store SG&A expenses increased to 46.4% in fiscal 2013 from 38.8% in fiscal 2012. The increase in retail store SG&A expenses as a percentage of revenues reflects the deleveraging of selling, overhead, stock-based compensation and depreciation expenses on lower revenues. In dollars, retail store SG&A expenses decreased 9.1% to $44.3 million in fiscal 2013 from $48.7 million in fiscal 2012. The decrease reflects lower selling, overhead and depreciation expenses partially offset by increased stock-based compensation.

Impairment of Goodwill

In fiscal 2012, we recognized a goodwill impairment charge related to the direct marketing reporting unit of $4.5 million primarily as a result of the current and projected future performance of the direct business.

Impairment of Long-Lived Assets

We recognized impairment of long-lived assets related to under-performing stores of $3.5 million and $0.2 million in fiscal 2013 and fiscal 2012, respectively.

Other Operating Income

Other operating income, which represents breakage income, was $1.2 million for fiscal 2013 compared to $2.6 million in fiscal 2012.

Loss from Operations

Total Loss from Operations

Our total loss from operations before interest expense and income taxes was $52.6 million in fiscal 2013 as compared to a loss of $22.9 million in fiscal 2012.

Loss from Direct Marketing Operations

Direct marketing loss from operations was $14.6 million in fiscal 2013 as compared to a loss of $6.7 million in fiscal 2012. This increase was attributable to lower revenues, lower merchandise margins and increased shipping costs. The fiscal 2012 loss included the goodwill impairment charge of $4.5 million noted above.

Loss from Retail Store Operations

Retail store loss from operations was $38.0 million in fiscal 2013, as compared to $16.2 million in fiscal 2012. This increase was primarily attributable to lower revenues and lower merchandise margins partially offset by reduced selling, overhead and depreciation expenses. The operating losses for fiscal 2013 and 2012 included $3.5 million and $0.2 million of non-cash impairment charges related to underperforming stores.

Interest Expense

We recognized interest expense of $4.7 million and $0.7 million in fiscal 2013 and fiscal 2012, respectively. Interest expense was related to costs from our credit facilities. Fiscal 2013 included $2.4 million in non-cash charges related to the conversion of notes payable to equity.

Income Tax Benefit

We recorded income tax expense of $0.1 million in fiscal 2013, compared with a benefit of $0.7 million in fiscal 2012. The Company did not recognize any tax benefit in fiscal 2013 for federal taxes since the Company did not generate taxable income during the two-year carry-back period for the fiscal 2013 NOL. The effective tax rates for fiscal 2013 and 2012 were 0.2% and 2.9%, respectively.

Fiscal 2012 Compared with Fiscal 2011 (53 weeks vs. 52 weeks)

Revenues

Total Revenues

Total revenues increased 5.1% to $181.2 million in fiscal 2012 from $172.3 million in fiscal 2011. Revenues from the retail segment comprised 69.3% of total revenues in fiscal 2012 as compared to 71.5% in fiscal 2011, and revenues from the direct segment comprised 30.7% of total revenues in fiscal 2012 as compared to 28.5% in fiscal 2011. The 53rd week of fiscal 2012 added incremental revenues of approximately $2.1 million.

Direct Marketing Revenues

Direct marketing revenues increased 13.2% to $55.6 million in fiscal 2012 from $49.1 million in fiscal 2011. The increase in direct marketing revenues was attributable to an increase in full price selling. The 53rd week of fiscal 2012 added incremental revenues of approximately $1.0 million.

Retail Store Revenues

Retail store revenues increased 1.9% to $125.6 million in fiscal 2012 from $123.2 million in fiscal 2011. The increase in retail store revenues was driven by a comparable store sales increase of 5.2% partially offset by a reduction in store count. The 53rd week of fiscal 2012 added incremental revenues of approximately $1.1 million.

Gross Profit

Total Gross Profit

Gross profit for fiscal 2012 was $56.7 million or 31.3% of revenues, as compared to $48.6 million, or 28.2% of revenues in fiscal 2011. The increase in gross profit percentage was principally due to increased merchandise margins and the leveraging of reduced occupancy costs partially offset by higher shipping costs.

Direct Marketing Gross Profit

Direct marketing gross profit for fiscal 2012 was $24.4 million or 43.9% of revenues, as compared to $21.8 million, or 44.4% of revenues in fiscal 2011. The decrease in gross profit percentage and in dollars was principally due to increased shipping costs, partially offset by increased merchandise margins.

Retail Store Gross Profit

Retail store gross profit for fiscal 2012 was $32.3 million or 25.7% of revenues, as compared to $26.8 million, or 21.8% of revenues in fiscal 2011. The increase in gross profit percentage and in dollars was primarily due to increased merchandise margins and the leveraging of reduced occupancy costs.

Operating Expenses

Total Selling, General and Administrative

As a percentage of total revenues, our SG&A expenses decreased to 42.8% in fiscal 2012 from 44.4% in fiscal 2011. This decrease was primarily attributable to lower selling and depreciation expenses in the retail segment. In total dollars, SG&A expenses increased 1.3% to $77.5 million in fiscal 2012 from $76.5 million in fiscal 2011.

Direct Marketing Selling, General and Administrative

As a percentage of revenues, direct marketing SG&A expenses decreased to 51.9% in fiscal 2012 from 53.4% in fiscal 2011. The decrease in direct marketing SG&A expenses as a percentage of revenues reflects the leveraging of selling and overhead expenses. In dollars, direct marketing SG&A expenses increased 9.9% to $28.8 million in fiscal 2012 from $26.2 million in fiscal 2011. The increase reflects higher selling and overhead expenses.

Retail Store Selling, General and Administrative

As a percentage of revenues, retail store SG&A expenses decreased to 38.8% in fiscal 2012 from 40.8% in fiscal 2011. In dollars, retail store SG&A expenses decreased 3.2% to $48.7 million in fiscal 2012 from $50.3 million in fiscal 2011. The decrease in retail store SG&A expenses in dollars and as a percentage of revenues reflects lower selling and depreciation expenses partially offset by increased overhead costs.

Impairment of Goodwill

As a result of our annual goodwill impairment analysis, we recognized a goodwill impairment charge related to the direct marketing reporting unit of $4.5 million in fiscal 2012 primarily as a result of the current and projected future performance of the direct marketing business.

Impairment of Long-Lived Assets

We recognized impairment of long-lived assets related to under-performing stores of $0.2 million and $0.5 million in fiscal 2012 and fiscal 2011, respectively.

Other Operating Income

Other operating income, which represents breakage income, was $2.6 million for fiscal 2012 compared to $1.2 million in fiscal 2011. The increase was due to reduced redemption rates for gift cards issued in fiscal 2010.

Loss from Operations

Total Loss from Operations

Our total loss from operations before interest expense and income taxes was $22.9 million in fiscal 2012 as compared to a loss of $27.2 million in fiscal 2011.

Loss from Direct Marketing Operations

Direct marketing loss from operations was $6.7 million in fiscal 2012 as compared to a loss of $3.6 million in fiscal 2011. The fiscal 2012 loss included the goodwill impairment charge of $4.5 million noted above.

Loss from Retail Store Operations

Our loss from retail store operations was $16.2 million in fiscal 2012, as compared to $23.7 million in fiscal 2011. This decrease was primarily attributable to increased sales and higher merchandise margins as well as decreased occupancy costs and depreciation expense.

Interest Expense, Net

We recognized net interest expense of $0.7 million and $0.6 million in fiscal 2012 and fiscal 2011, respectively. Interest expense was related to costs from our credit facility with GE Capital and our previous credit facility with Wells Fargo Retail Finance II, LLC (“Wells Fargo”). Interest income was earned from cash balances in banks.

Income Tax Benefit

We recorded an income tax benefit of $0.7 million in fiscal 2012, compared with a benefit of $2.3 million in fiscal 2011. The Company recorded a tax benefit for continuing operations offsetting the impact resulting from taxes charged to discontinued operations. The Company did not recognize any additional tax benefit in fiscal 2012 for federal taxes therefore the valuation allowance increased accordingly. The fiscal 2012 effective rate is also lower due to the goodwill impairment charge which is non-deductible for tax purposes. The fiscal 2011 benefit included adjustments related to the filing of our fiscal 2010 income tax return. The effective tax rates for fiscal 2012 and 2011 were 2.9% and 8.4%, respectively.

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

Credit Facility

The Company and certain of its wholly-owned subsidiaries were parties to a credit agreement (the “GE Agreement”) with GE Capital, as a lender and as agent for the financial institutions from time to time party to the GE Agreement (together with GE Capital in its capacity as a lender, the “GE Lenders”). The GE Agreement provided for a total aggregate commitment of the GE Lenders of $25 million, including a $15 million sublimit for the issuance of letters of credit and a swingline loan facility of $5 million. The GE Agreement had a term of five years and was to mature on May 26, 2016. The obligations of the borrowers under the GE Agreement were secured by substantially all property and assets of the Company and certain of its subsidiaries.

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

On June 14, 2013, the Company and certain of its wholly-owned subsidiaries entered into the Credit Agreement with Salus, as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with Salus in its capacity as a lender, the “Lenders”). The Credit Agreement provides for a total aggregate commitment of the Lenders of $30 million. The Credit Agreement has a term of four years and matures on June 14, 2017. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

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

As of February 1, 2014, availability under the Credit Agreement was $1.3 million, net of $14.5 million in borrowings. The Credit Agreement requires the Company to have a blocked account arrangement, whereby all cash received is deposited into the blocked account and used to pay down the loan. As a result, the loan payable is classified as a current liability in the accompanying consolidated balance sheet. In addition, the Company had $8.9 million in letters of credit outstanding under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement was approximately $9.4 million, which is shown as restricted cash in the accompanying condensed consolidated balance sheet.

On February 4, 2014, there was an amendment to the Credit Agreement which lowered the total aggregate commitment from $30 million to $25 million. On February 18, 2014, there was another amendment which allows the Company to make dividend payments to its shareholders with respect to holders of Preferred Stock, on a quarterly basis, provided that availability (as defined in the Credit Agreement) is equal to or greater than (1) $5,000,000 immediately prior to such payment and (2) $3,500,000 immediately after giving effect to such payment.

A significant portion of our vendor base is factored, which means our vendors have sold their accounts receivable to specialty lenders known as factors. Approximately 65% of our merchandise payments are made to factors. The credit extended by these factors is enhanced by standby letters of credit that we provide as collateral for our obligations to our vendors.

Other Sources of Capital

On June 20, 2012, the Company filed a Registration Statement on Form S-3 using a “shelf” registration process, which became effective on September 7, 2012. Under this shelf registration, the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock is less than $75 million, unless and until the Company’s public float exceeds $75 million, the Company will be restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive 12-month period.

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

Subsequent Event—February 2014 Private Placement

On February 18, 2014, we sold and issued in a Private Placement (i) 199,834 shares of Preferred Stock for an aggregate purchase price of $19,983,400, and (ii) an aggregate of $24,116,600 in principal amount of Notes. The Preferred Stock has a stated value of $100 per share and is convertible at the option of the holder into shares of our common stock at a conversion price of $0.80 per share (subject to adjustment), plus an amount in cash per share of Preferred Stock equal to accrued but unpaid dividends on such shares through but excluding the applicable conversion date. The Notes are mandatorily convertible into 241,166 shares of Preferred Stock upon Stockholder Approval. The proceeds from the sale of the notes are currently in an interest bearing account and may not be used by the Company until we obtain Stockholder Approval. If we obtain Stockholder Approval, we will receive proceeds from the sale of the Notes of approximately $24,116,600, subject to the deduction of placement agent fees and expenses. The Notes mature on the earlier of (i) August 18, 2014 and (ii) the trading day after Stockholder Approval is not obtained at the Stockholder Meeting. If Stockholder Approval is not obtained, the Notes will mature, we will be required to repay the Notes, together with interest at a rate of 7.25% per annum, and we will not have use of these funds. Based on the $0.75 closing sale price of our common stock on February 18, 2014, the total value of the shares of our common stock issuable upon conversion of the Preferred Stock, and the shares of our common stock issuable upon conversion of the Preferred Stock issuable upon conversion of the Notes is $41,343,750.

Holders of Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, out of any funds legally available therefore, dividends per share of Preferred Stock in an amount equal to 6.0% per annum of the stated value per share. The first date on which dividends are payable is February 18, 2015, and, thereafter, dividends are payable semi-annually in arrears on February 18 and August 18 of each year. Dividends, whether or not declared, begin to accrue and be cumulative from February 18, 2014. If we do not pay any dividend in full on any scheduled dividend payment date, then dividends thereafter will accrue at an annual rate of 8.0% of the stated value of the Preferred Stock from such scheduled dividend payment date to the date that all accumulated dividends on the Preferred Stock have been paid in cash in full. In addition, if we do not meet minimum borrowing availability tests under our Credit Agreement with Salus, we may not pay dividends on the Preferred Stock.

We have agreed to use our commercially reasonable efforts to provide each stockholder entitled to vote at a Stockholder Meeting a proxy statement soliciting each such stockholder’s affirmative vote at the Stockholder Meeting for approval of the Charter Amendment to the certificate of incorporation of the Company to increase the number of authorized and unissued shares of our common stock by an amount not less than the maximum number of shares of our common stock issuable upon conversion of the Preferred Stock (x) as of February 18, 2014, the closing date of the Private Placement, upon conversion of the shares of Preferred Stock and (y) thereafter upon conversion of shares of Preferred Stock issuable upon conversion of the Notes. The Company has agreed to use its commercially reasonable efforts to hold the Stockholder Meeting within 120 days of the closing of the Private Placement. Each investor in the Private Placement has agreed to vote all shares of our common stock it beneficially owns on the record date applicable to the Stockholder Meeting that are eligible to vote in favor of the Charter Amendment.

Based on our current and anticipated future results of operations and the proceeds we received from the Private Placement, we believe that our current cash balance, cash flow from operations and availability under our Credit Agreement will be sufficient to meet our cash requirements for operations and planned capital expenditures at least through the end of our current fiscal year. However, if cash balances, cash flow from operations and availability under our Credit Agreement are not sufficient to meet our capital requirements, then we may be required to obtain additional equity or debt financing in the future. Such equity or debt financing may not be available to us when we need it or, if available, may not be on terms that will be satisfactory to us or may be dilutive to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, and may not be able to operate our business as planned which could lead to a reduction in capital expenditures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Net cash used in operating activities of continuing operations was $59.4 million for fiscal 2013 compared to $9.2 million in fiscal 2012 and net cash provided by operating activities of $3.6 million in fiscal 2011. Cash used in operating activities in fiscal 2013 was mainly due to the funding of the net operating loss, payment of restricted cash to support letters of credit and timing of payments to vendors. Cash used in operating activities in fiscal 2012 was mainly due to the funding of the net operating loss. Cash provided by operating activities in fiscal 2011 was due to the receipt of an income tax refund, receipt of restricted cash which previously supported our outstanding letters of credit under a credit facility with Wells Fargo and the timing of vendor payments, offset by the funding of the net operating loss.

Net cash used in investing activities of continuing operations was $2.8 million in fiscal 2013, $3.9 million in fiscal 2012, and $4.0 million in fiscal 2011. The $2.8 million used in fiscal 2013 was due primarily to capital expenditures associated with investments in technology, the construction of new retail stores, and store refurbishing projects. The $3.9 million used in fiscal 2012 was due primarily to capital expenditures associated with investments in technology , the construction of a new retail store, and store refurbishing projects. The $4.0 million used in fiscal 2011 was due primarily to capital expenditures associated with the construction of new retail stores, store refurbishing projects and investments in technology. During fiscal 2014, we expect capital expenditures to be approximately $3.5 to $4.0 million, net of tenant allowances.

Net cash provided by financing activities of continuing operations was $47.4 million in fiscal 2013 compared to -0- in fiscal 2012 and net cash used in financing activities of $0.9 million in fiscal 2011. Cash provided by financing activities in fiscal 2013 related to proceeds received from the private placement and proceeds from the Credit Agreement offset by costs to obtain the Credit Agreement. Cash used in financing activities in fiscal 2011 related to costs incurred to obtain the GE Agreement.

Contractual Obligations

The following table presents our significant contractual obligations as of February 1, 2014:

		Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations(1)	$70,388	$16,490	$29,293	$16,119	$8,486
Purchase Obligations(2)	22,300	22,300	—	—	—
Future Severance-Related Payments(3)	2,567	2,567	—	—	—

Total	$95,255	$41,357	$29,293	$16,119	$8,486

(1)	Our operating lease obligations are primarily related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments and service agreements.
(3)	Our future severance-related payments provide for cash severance to certain senior executives of up to one times base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason.” As of February 1, 2014, these cash severance benefits approximated $2.6 million. In the event of a termination following a change in control of the Company, these senior executives will receive, in the aggregate, approximately $2.8 million of cash severance benefits.

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

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that we determine redemption to be remote, we reverse our liability and record breakage income. The Company recorded $1.2 million, $2.6 million and $1.2 million of breakage income in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

An estimate of the future sales dollars to be generated from each individual catalog mailing serves as the foundation for our catalog costs policy. The estimate of future sales is calculated for each mailing using historical trends for catalogs mailed in similar prior periods as well as the overall current sales trend for each individual direct marketing brand. This estimate is compared with the actual sales generated-to-date for the catalog mailing to determine the percentage of total catalog costs to be capitalized as prepaid expenses on our consolidated balance sheets. Deferred catalog costs as of February 1, 2014 and February 2, 2013 were approximately $1.4 million and $1.0 million, respectively.

Catalog costs expensed for fiscal 2013, 2012, and 2011 were approximately $11.7 million, $12.2 million, and $11.4 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Inventories

Inventories, which consist of finished goods, including certain expenses capitalized, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current and projected rate of sale, the age of the inventory and other factors such as brand appropriateness, as well as changes in fashion trends and customer preferences. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-10, Intangibles—Goodwill and Other (“ASC 350”), which requires testing for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment test as of the end of its fiscal year unless indicators arise during the year.

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

We recognized a goodwill impairment charge on the remaining balance of goodwill related to the direct marketing reporting unit of $4.5 million in fiscal 2012 primarily as a result of the current and projected future performance of the direct business. There was no goodwill impairment charge in fiscal 2011. See Note 4 for discussion on the fiscal 2012 goodwill impairment charge with respect to our direct marketing segment.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under impairment of long-lived assets.

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

We recorded impairment charges of approximately $3.5 million, $0.2 million and $0.5 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, related to under-performing stores.

Income taxes

Income taxes are calculated in accordance with ASC Topic 740-10, Income Taxes (“ASC 740-10”), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

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

Recently Adopted Standards

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASC 350, to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2013 with no impact on its consolidated financial statements.

Recently Issued Standards

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The Company will adopt ASU 2013-11 in the first quarter of 2014 and is not expected to have a material impact on its consolidated financial statements.

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

From time to time, we have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured financial institutions that are in excess of the federally insured limit. We cannot be assured that we will not experience losses with respect to cash on deposit in excess of the federally insured limits. As of February 1, 2014, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

As at February 1, 2014, we had $14.5 million of outstanding borrowings under our Credit Agreement, thus we are exposed to market risk related to changes in interest rates. Loans under our Credit Agreement bear interest based at variable rates. Accordingly, any increase or decrease in the applicable interest rate on our borrowings under the Credit Agreement would increase or decrease interest expense and, accordingly, affect our net income or loss.

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

The consolidated financial statements, financial statement schedule and notes to the consolidated financial statements of dELiA*s, Inc. and subsidiaries are annexed to and made part of this Annual Report on Form 10-K as pages F-1 through F-31. An index of such materials appears on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 1, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, February 1, 2014, our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of February 1, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 1, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On April 17, 2014, the Company and American Stock Transfer and Trust Company, LLC entered into the Second Amendment to the Rights Agreement (the “Rights Amendment”), which amended that certain Stockholder Rights Agreement, dated as of December 19, 2005, as amended by the First Amendment to the Rights Agreement, dated as of February 18, 2014 (as amended, the “Rights Agreement”). The Rights Amendment further clarifies that no Valinor Shareholder (as defined in the Rights Amendment) or Flatbush Shareholder (as defined in the Rights Amendment) shall be deemed to be an “Acquiring Person” by virtue of or as a result of (1) the execution and delivery of that certain Securities Purchase Agreement dated February 18, 2014 by and among the Company and the investors to be identified on the signature pages thereto (the “Securities Purchase Agreement”), (2) the sale by the Company of its securities to, and the purchase from the Company of its securities by, any Valinor Shareholder or Flatbush Shareholder, (3) the conversion at any time and from time to time of any such securities into any other securities of the Company, or (4) the other transactions contemplated by the Securities Purchase Agreement.

The foregoing description of the terms of the Rights Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Rights Amendment which is attached hereto as Exhibit 10.18.2, and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information with respect to our executive officers set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” the information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

(1)	Consolidated Financial Statements.

The financial statements required by this item are set forth on pages F-1 through F-30 of this Annual Report on Form 10-K, and are incorporated by reference herein.

(2)	Financial Statement Schedule.

The schedule required by this item is set forth on page F-31 of this Annual Report on Form 10-K, and is incorporated by reference herein.

(3)	Exhibits.

The exhibit list required by this item is set forth under the caption “Exhibit Index” in this Annual Report on Form 10-K, and is incorporated by reference herein.

dELiA*s, Inc. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

dELiA*s, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of dELiA*s, Inc. (the “Company”) as of February 1, 2014 and February 2, 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dELiA*s, Inc. at February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP

New York, NY

April 17, 2014

dELiA*s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,280	$16,812
Inventories, net	19,521	24,840
Prepaid catalog costs	1,406	1,012
Restricted cash	8,190	—
Other current assets	5,752	4,882
Assets held for sale	—	6,809

TOTAL CURRENT ASSETS	38,149	54,355
PROPERTY AND EQUIPMENT, NET	27,745	36,107
INTANGIBLE ASSETS, NET	2,419	2,419
RESTRICTED CASH	1,203	—
OTHER ASSETS	863	921
ASSETS HELD FOR SALE	—	690

TOTAL ASSETS	$70,379	$94,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,550	$26,782
Bank loan payable	14,538	—
Accrued expenses and other current liabilities	10,406	11,168
Income taxes payable	600	623
Liabilities held for sale	—	5,166

TOTAL CURRENT LIABILITIES	41,094	43,739
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	8,224	9,500

TOTAL LIABILITIES	49,318	53,239

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value; 25,000,000 shares authorized, none issued	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 69,415,451 and 31,939,615 shares outstanding, respectively	69	32
Additional paid-in capital	138,296	99,942
Accumulated deficit	(117,232)	(58,721)
Treasury stock at cost; 49,807 and -0- shares, respectively	(72)	—

TOTAL STOCKHOLDERS’ EQUITY	21,061	41,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,379	$94,492

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
NET REVENUES	$136,650	$181,150	$172,307
Cost of goods sold	114,416	124,439	123,715

GROSS PROFIT	22,234	56,711	48,592

Selling, general and administrative expenses	72,509	77,518	76,517
Impairment of goodwill	—	4,462	—
Impairment of long-lived assets	3,495	181	495
Other operating income	(1,174)	(2,581)	(1,200)

TOTAL OPERATING EXPENSES	74,830	79,580	75,812

OPERATING LOSS	(52,596)	(22,869)	(27,220)
Interest expense, net	4,749	726	577

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(57,345)	(23,595)	(27,797)
Provision (benefit) for income taxes	88	(681)	(2,337)

LOSS FROM CONTINUING OPERATIONS	(57,433)	(22,914)	(25,460)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,078)	1,360	2,790

NET LOSS	$(58,511)	$(21,554)	$(22,670)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(1.28)	$(0.73)	$(0.82)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(0.02)	$0.04	$0.09

NET LOSS PER SHARE	$(1.30)	$(0.69)	$(0.73)

WEIGHTED AVERAGE BASIC & DILUTED COMMON SHARES OUTSTANDING	45,026,869	31,350,931	31,217,185

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total
	Shares	Value
Balance January 29, 2011	31,432,531	$31	$98,510	$(14,497)	$—	$84,044

Issuance of restricted stock	294,114	0	(0)	—		—
Stock-based compensation	—	—	734	—		734
Net loss	—	—	—	(22,670)	—	(22,670)

Balance January 28, 2012	31,726,645	32	99,244	(37,167)	—	62,109

Issuance of restricted stock, net of cancellations	212,970	0	(0)	—	—	—
Stock-based compensation	—	—	698	—	—	698
Net loss	—	—	—	(21,554)	—	(21,554)

Balance February 2, 2013	31,939,615	32	$99,942	(58,721)	—	41,253

Issuance of restricted stock, net of cancellations	1,432,215	1	(1)	—	—	—
Issuance of common stock pursuant to public offering, net of issuance costs	15,025,270	15	13,911	—	—	13,926
Issuance of common stock upon conversion of notes payable, net of issuance costs	20,738,100	21	19,916			19,937
Below market conversion price on conversion of notes payable	—	—	2,370	—	—	2,370
Issuance of common stock, net of shares withheld	175,253	0	(0)			—
Shares issued pursuant to exercise of stock options	104,998	0	73	—	—	73
Stock-based compensation	—	—	2,085	—	—	2,085
Purchase of treasury stock	—	—	—	—	(72)	(72)
Net loss	—	—	—	(58,511)	—	(58,511)

Balance February 1, 2014	69,415,451	$69	$138,296	$(117,232)	$(72)	$21,061

See accompanying notes to consolidated financial statements

dELiA*s Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,511)	$(21,554)	$(22,670)
(Loss) income from discontinued operations	(1,078)	1,360	2,790

Loss from continuing operations	(57,433)	(22,914)	(25,460)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,223	8,908	11,446
Amortization of deferred financing fees	816	180	140
Accelerated depreciation on early lease terminations	—	694	—
Impairment of goodwill	—	4,462	—
Impairment of long-lived assets	3,495	181	495
Stock-based compensation	2,077	675	710
Loss on debt extinguishment	2,370	—	—
Changes in operating assets and liabilities:
Inventories	5,319	(115)	321
Prepaid catalog costs and other assets	(1,015)	(1,902)	9,005
Restricted cash	(9,393)	—	8,268
Income taxes payable	(23)	(113)	(6)
Accounts payable, accrued expenses and other liabilities	(13,843)	701	(1,352)

Total adjustments	(1,974)	13,671	29,027

Net cash (used in) provided by operating activities of continuing operations	(59,407)	(9,243)	3,567
Net cash (used in) provided by operating activities of discontinued operations	(1,328)	2,170	1,719

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(60,735)	(7,073)	5,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,783)	(3,851)	(4,015)

Net cash used in investing activities of continuing operations	(2,783)	(3,851)	(4,015)
Net cash provided by (used in) investing activities of discontinued operations	2,591	(690)	—

NET CASH USED IN INVESTING ACTIVITIES	(192)	(4,541)	(4,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	13,926	—	—
Purchase of treasury stock	(72)	—	—
Proceeds from exercise of employee stock options	73	—	—
Proceeds from bank borrowings	14,538	—	—
Payments for deferred financing costs	(1,007)	—	(919)
Sale of notes payable, net of issuance costs	19,937	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	47,395	—	(919)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,532)	(11,614)	352
CASH AND CASH EQUIVALENTS, beginning of period	16,812	28,426	28,074

CASH AND CASH EQUIVALENTS, end of period	$3,280	$16,812	$28,426

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$2,562	$577	$1,273

Cash paid during the period for taxes	$102	$168	$174

Capital expenditures incurred not yet paid	$951	$305	$928

Conversion of notes payable to common stock	19,937	—	—

See accompanying notes to consolidated financial statements

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these Notes to Consolidated Financial Statements, when we refer to “Alloy, LLC” we are referring to Alloy, LLC, our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we previously operated. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc. and its subsidiaries. When we refer to “the Spinoff,” we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, LLC shareholders.

1. Business and Basis of Presentation

Business

We are a multi-channel retail company primarily marketing to teenage girls. We generate revenues by selling to consumers through the integration of our e-commerce website, direct mail catalogs and mall-based retail stores. Through our e-commerce website and catalogs, we sell our own proprietary brand products, together with brand name products, in key spending categories directly to consumers, including apparel and accessories. Our mall-based retail stores derive revenues primarily from the sale of proprietary apparel and accessories and, to a lesser extent, branded apparel.

See Note 10 for a private placement transaction which occurred subsequent to our fiscal year end February 1, 2014.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31st, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. We refer to the 52-week year ended February 1, 2014 as “fiscal 2013,” and to the 53-week fiscal year ended February 2, 2013 as “fiscal 2012,” and to the 52-week fiscal year ended January 28, 2012 as “fiscal 2011.”

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

2. Discontinued Operations and Assets Held for Sale

On June 4, 2013, A Merchandise, LLC (formerly Alloy Merchandise, LLC), a wholly-owned subsidiary of the Company (“Alloy Merchandising”), and the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HRSH Acquisitions LLC d/b/a Alloy Apparel and Accessories (“Buyer”) and concurrently closed the transaction under the Asset Purchase Agreement. Subject to the terms and conditions of the Asset Purchase Agreement, Alloy Merchandising sold certain assets and transferred certain related liabilities related to its Alloy business to Buyer, and Buyer purchased such assets and assumed certain related liabilities. Upon closing of the transaction, the Company received $3.7 million in cash proceeds, subject to adjustment as provided in the Asset Purchase Agreement, and the Buyer assumed $3.3 million in liabilities. The final purchase

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price was approximately $3.4 million. The loss on sale from this transaction was immaterial. The Company also agreed to provide certain transition services to Buyer, for up to one year, at specified rates following the consummation of the transaction. The financial impact of the transitional services was not material. In March 2014, the transitional services provided by the Company to the Buyer were extended to December 31, 2014.

Accordingly, the results of the Company’s former Alloy business have been reported as discontinued operations for all periods presented. In discontinued operations, the Company has reversed its allocation of shared services to the Alloy business and has charged discontinued operations with the administrative and distribution expenses that were attributable to Alloy.

(Loss) income from discontinued operations, net of taxes, was ($1.1 million), $1.4 million and $2.8 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Discontinued operations were comprised of (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net revenues	$12,586	$41,549	$44,845
Cost of goods sold	8,445	25,107	25,101

Gross profit	4,141	16,442	19,744

Selling, general and administrative expenses	5,301	15,915	16,223
Other operating income	(82)	(1,588)	(757)

Total expenses	5,219	14,327	15,466

Operating (loss) income	(1,078)	2,115	4,278
Provision for income taxes	0	755	1,488

(Loss) income from discontinued operations, net of income taxes	$(1,078)	$1,360	$2,790

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	Fiscal 2013	Fiscal 2012
Inventories, net	$—	$5,704
Prepaid catalog costs	—	690
Other current assets	—	415

Total current assets	—	6,809

Property and equipment, net	—	690

Total assets	$—	$7,499

Accounts payable	$—	$4,236
Accrued expenses	—	560
Customer liabilities	—	370

Total liabilities	$—	$5,166

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement Disclosures (“ASC 820”), as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value. Our non-financial assets, which include property and equipment, intangibles and goodwill are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and credit card receivables. Credit card receivable balances included in cash and cash equivalents as of February 1, 2014 and February 2, 2013 were approximately $0.8 million and $1.4 million, respectively.

Restricted Cash

Restricted cash consists of cash collateral for letters of credit, and is shown either as current or non-current, depending on the expiration provisions of the letter of credit. As of February 1, 2014, current restricted cash was $8.2 million and non-current restricted cash was $1.2 million. There was no restricted cash as of February 2, 2013.

Inventories

Inventories, which consist of finished goods, including certain expenses capitalized, are stated at the lower of cost (first-in, first out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write-down and establish valuation allowances against our merchandise inventories are based on our current and projected rate of sale, the age of the inventory and other factors such as brand appropriateness, as well as changes in fashion trends and customer preferences. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

Prepaid Catalog Costs

Catalog costs consist of catalog production and mailing costs. These costs are capitalized and expensed over the expected future revenue stream, which is customarily two to four months from the date the catalogs are mailed. Deferred catalog costs as of February 1, 2014 and February 2, 2013 were approximately $1.4 million and $1.0 million, respectively. Catalog costs expensed for fiscal 2013, fiscal 2012 and fiscal 2011 were approximately $11.7 million, $12.2 million, and $11.4 million, respectively, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset’s estimated useful life or the life of the related store’s lease (generally seven to 10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the lives noted below. Maintenance and repairs are expensed as incurred.

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

Costs of Computer Software Developed or Obtained for Internal Use

As required by ASC Topic 350-40, Internal-Use Software, the Company capitalizes costs related to internally developed software. Only costs incurred during the development stages, including design, coding,

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company follows the provisions of ASC Topic 350-10, Intangibles—Goodwill and Other (“ASC 350-10”), which requires testing for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment test as of the end of its fiscal year unless indicators arise during the year.

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

In fiscal 2012, we recognized a goodwill impairment charge related to the direct marketing reporting unit of $4.5 million, resulting in the full write-off goodwill as of February 2, 2013. See Note 5 for discussion on the fiscal 2012 goodwill impairment charge with respect to our direct marketing segment.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under impairment of long-lived assets.

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

We recorded impairment charges of approximately $3.5 million, $0.2 million and $0.5 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, related to under-performing stores (see Note 4).

Sales and Use Tax

In accordance with ASC Topic 605-40, Revenue Recognition, the Company records sales tax charged on merchandise sales on a net basis (excluded from revenue).

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

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our e-commerce website, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, LLC. Alloy, LLC arranges these advertising services on our behalf pursuant to a media services agreement entered into in connection with the Spinoff which was amended and restated effective December 2010 (see Note 12 to our financial statements). We believe that the terms and conditions of this relationship are similar to those that we could obtain in the marketplace. We also recognize revenue from the sale of offline magazine subscriptions to our telephone direct marketing customers at the time of purchase. The revenue from third-party advertising and offline magazine subscription sales was approximately $0.1 million, $0.2 million, and $0.3 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. For those gift cards that the Company determines redemption to be remote, we reverse our liability and record breakage income. The Company recognized approximately $1.2 million, $2.6 million and $1.2 million of breakage income in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, which is recorded in other operating income in the consolidated financial statements.

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

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC Topic 718-10, Compensation—Stock Compensation, which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, an evaluation is made at the grant date and future periods as to the likelihood of the performance criteria being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Interest Expense (Income), Net

Interest income and expense is presented net in the consolidated statements of operations. Interest income is derived from cash in bank accounts. Interest income for fiscal 2013, fiscal 2012, and fiscal 2011 was $-0-, $-0-, and $3,000, respectively. Interest expense primarily relates to the credit facilities with Salus, GE Capital and Wells Fargo (which was terminated in May 2011). Interest expense for fiscal 2013, fiscal 2012, and fiscal 2011 was $4.7 million, $0.7 million, and $0.6 million, respectively. Included in fiscal 2013 was interest expense related to the conversion of notes payable to equity (see Note 10).

Net (Loss) Income Per Share

We have outstanding restricted stock grants that contain nonforfeitable rights to dividends (whether paid or unpaid) which qualify these shares as participating securities, requiring them to be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. In periods of loss, the unvested restricted stock are not considered participating securities as they are not obligated to fund losses. Basic earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of unvested

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock not classified as participating securities and common shares issuable upon exercise of stock options or warrants. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised and all outstanding restricted shares have vested as determined by applying the “treasury stock” method. For all periods presented in which there were losses, fully diluted losses per share do not differ from basic earnings per share.

	For The Fiscal Years Ended
	2013	2012	2011
	(in thousands)
Weighted average common shares outstanding—basic	45,027	31,351	31,217
Dilutive effect of stock options, warrants and unvested restricted stock outstanding	—	—	—

Weighted average common and common equivalent shares outstanding—fully diluted	45,027	31,351	31,217

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, is detailed in the following table:

	For The Fiscal Years Ended
	2013	2012	2011
	(in thousands)
Stock options	3,339	3,050	3,096
Warrants	215	215	215
Restricted stock	1,487	449	406

Total	5,364	3,855	3,815

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are calculated in accordance with ASC Topic 740-10, Income Taxes (“ASC 740-10”), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

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

Recently Adopted Standards

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends ASC 350-10 to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2013 with no impact on its consolidated financial statements.

Recently Issued Standards

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The Company will adopt ASU 2013-11 in the first quarter of 2014 and is not expected to have a material impact on its consolidated financial statements.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment (net) consisted of the following:

	Fiscal Year
	2013	2012
	(in thousands)
Construction in progress	$1,182	$789
Computer equipment	14,176	13,197
Machinery and equipment	94	99
Office furniture and store fixtures	17,014	18,145
Leasehold improvements	52,086	52,275
Building	7,559	7,559
Land	500	500

	92,611	92,564
Less: accumulated depreciation and amortization	(64,866)	(56,457)

	$27,745	$36,107

Depreciation and amortization expense related to property and equipment was approximately $8.2 million, $9.6 million (including $0.7 million of accelerated depreciation on early lease terminations), and $11.4 million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. In fiscal 2013 and fiscal 2012, approximately $3.3 million and $5.9 million, respectively, of fully depreciated assets no longer in use were written off.

Based upon our impairment analysis of long-lived assets during fiscal 2013, fiscal 2012 and fiscal 2011, we recognized impairment charges of approximately $3.5 million, $0.2 million and $0.5 million, respectively, related to under-performing stores. Impairment charges were primarily related to revenues and margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

5. Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

	Fiscal Year
	2013	2012
	(in thousands)
Non-amortizable intangible assets:
Trademarks	$2,419	$2,419

Goodwill	$—	$—

The Company performed its annual goodwill impairment test as of February 2, 2013, and concluded that the carrying value of its direct marketing reporting unit goodwill exceeded the implied fair value based on the estimated fair value of the direct marketing reporting unit. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $4.5 million for fiscal 2012 primarily as a result of the current and projected future performance of the direct marketing business. As a result of this impairment charge, goodwill was fully written off as of February 2, 2013. There was no impairment charge in fiscal 2011.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, based on the annual impairment test performed as of February 1, 2014, the Company concluded that its indefinite-lived intangible assets were not impaired. There were no impairment charges as a result of the 2012 or 2011 impairment analysis for indefinite-lived intangible assets.

Refer to Note 3, “Summary of Significant Accounting Policies, Goodwill and Other Indefinite-Lived Intangible Assets and Impairment of Long Lived Intangible Assets,” for further details regarding our procedure for evaluating goodwill and other intangible assets for impairment.

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

As of February 1, 2014, availability under the Credit Agreement was $1.3 million, net of $14.5 million in borrowings. The Credit Agreement requires the Company to have a blocked account arrangement, whereby all cash received is deposited into the blocked account and used to pay down the loan. As a result, the loan payable is classified as a current liability in the accompanying consolidated balance sheet. The effective interest rate on the Credit Agreement during fiscal 2013 was 6.25%. In addition, the Company had $8.9 million in letters of credit outstanding under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement was approximately $9.4 million, which is shown as restricted cash in the accompanying consolidated balance sheet.

The Company had a previous letter of credit agreement, as amended, with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) (the “Wells Fargo Agreement”) which was terminated on May 26, 2011, that provided for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $10 million or (b) an amount equal to a specified percentage of cash collateral held by Wells Fargo. The cash collateral was required in an amount equal to 105% of the face amount of outstanding letters of credit issued. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year
	2013	2012
	(in thousands)
Accrued sales tax	$218	$487
Accrued payroll, bonus, taxes and withholdings	815	902
Short-term tenant allowances	1,012	887
Credits due to customers	3,813	4,433
Allowance for sales returns	315	541
Other accrued expenses	4,233	3,918

	$10,406	$11,168

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Long-Term Liabilities

Deferred Credits

Deferred credits consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores and home office under operating leases generally with terms of seven to ten years. Some of these leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at February 1, 2014 and February 2, 2013 was $4.1 million and $5.0 million, respectively, of deferred rent liability, and $3.2 million and $3.5 million, respectively, of tenant allowances.

9. Stock-Based Compensation

Under the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”), we may grant incentive stock options, nonqualified stock options and restricted stock to employees (including officers), non-employee directors and consultants. Grants for stock options generally vest and become exercisable annually in equal installments over a four-year period and expire 10 years after the grant date, while restricted stock generally vests and becomes exercisable annually in equal installments over a three-year period. Shares available for future equity grants at February 1, 2014 and February 2, 2013 totaled 2.0 million and 4.0 million, respectively.

The Company accounts for share-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires share-based compensation for equity awards to be measured based on estimated fair values at the date of grant.

The Company recorded stock-based compensation expense (including expense for common and restricted stock awards) of $2.1 million, $0.7 million, and $0.7 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in our consolidated statements of operations. Included in fiscal 2013 was $0.5 million of stock-based compensation expense related to the conversion of the notes payable to equity as more fully disclosed in Note 10.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

Amounts included in stock-based compensation expense related to stock option awards were $0.6 million, $0.4 million, and $0.5 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted average fair value of stock options granted during fiscal 2013, fiscal 2012, and fiscal 2011 were $0.60, $0.81, and $0.93, respectively. The fair value of each option grant was estimated using the following weighted average assumptions:

	For the Fiscal Years Ended
	2013	2012	2011
Risk-free interest rates	1.83%	1.21%	2.05%
Expected lives	6.25 years	6.25 years	6.25 years
Expected volatility	62%	60%	60%
Expected dividend yields	—	—	—

The following table summarizes stock option activity during fiscal 2013:

	2013
	Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Life (years)
Options outstanding as of February 2, 2013	3,050,086	$3.84
Options granted	2,415,250	1.00
Options exercised	(105,000)	0.70
Options cancelled or expired	(2,020,923)	3.85

Options outstanding as of February 1, 2014	3,339,413	$1.87	7.92

Exercisable as of February 1, 2014	1,055,226	$3.54	5.11

The intrinsic value of stock options exercised during fiscal 2013, fiscal 2012, and fiscal 2011 was approximately $0.1 million, $-0-, and $-0-, respectively. There were no aggregate intrinsic values of stock options outstanding and stock options exercisable at February 1, 2014.

As of February 1, 2014, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock

The fair value of restricted stock awards is calculated based on the stock price on the date of the grant. The weighted average grant date fair values for restricted stock issued during fiscal 2013, fiscal 2012, and fiscal 2011 were $0.91, $1.17, and $1.02, respectively.

Amounts included in stock-based compensation expense related to restricted stock awards were $0.7 million, $0.3 million, and $0.2 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted stock activity during fiscal 2013:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 2, 2013	448,541	$1.15
Granted	1,619,780	0.91
Vested	(394,159)	0.95
Forfeited	(187,564)	0.90

Outstanding at February 1, 2014	1,486,598	$0.97

As of February 1, 2014, there was approximately $1.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.

10. Stockholders’ Equity

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed at no charge to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share (the “rights offering”). The rights offering was made to help fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which was controlled by Matthew L. Feshbach, our former Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with approximately $20 million of gross proceeds. Our stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15.2 million. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4.8 million. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $0.9 million and were recorded as a cost of raising capital. The MLF warrants were subsequently split so that MLF Offshore Portfolio Company, LP owned warrants to purchase 206,548 shares of our common stock and MLF Partners 100, LP owned warrants to purchase 8,795 shares of our common stock. Such warrants were distributed on a pro-rata basis to investors as part of the winding up of operations of MLF and its affiliated funds. All 215,343 warrants were outstanding as of February 1, 2014 and February 2, 2013.

Common Stock

In fiscal 2013, the Company issued shares of common stock in lieu of cash payments as follows: (a) 86,450 shares, valued at $0.1 million, of common stock to members of the Board of Directors for directors’ fees; and (b) 138,610 shares of common stock, valued at $0.2 million (88,803 shares net of 49,807 of shares withheld) to certain employees of the Company in lieu of cash compensation. The 49,807 shares withheld are recorded as treasury stock in the accompanying consolidated balance sheets.

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

We are authorized to issue, without stockholder approval, up to 25,000,000 shares of preferred stock, $0.001 par value per share, having rights senior to those of our common stock. In addition, we have 1,000,000 shares of series A junior participating preferred stock authorized, none of which are outstanding as of February 1, 2014. See Note 16 regarding a private placement transaction whereby the Company sold and issued series B preferred stock subsequent to February 1, 2014.

Shelf Registration Statements

On June 20, 2012, the Company filed a Registration Statement on Form S-3 using a “shelf” registration process, which became effective on September 7, 2012. Under this shelf registration, the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock is less than $75 million, unless and until the Company’s public float exceeds $75 million, the Company will be restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive 12-month period.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The components of the benefit for income taxes consist of the following:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Current:
State	$88	$115	$181
Federal	—	(796)	(2,518)

Total current	88	(681)	(2,337)

Deferred:
Federal	—	—	—

Total deferred	—	—	—

Net income tax expense (benefit)	$88	$(681)	$(2,337)

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	Fiscal Year
	2013	2012	2011
Computed expected tax benefit	(35%)	(35%)	(35%)
State taxes, net of federal benefit	0%	0%	0%
Goodwill impairment	0%	7%	0%
Impact of discontinued operations	1%	(3%)	(5%)
All other—individually less than 5%	2%	1%	(2%)
Change in valuation allowance	32%	27%	34%

Total expense (benefit)	0%	(3%)	(8%)

The types of temporary differences that give rise to our deferred tax assets and liabilities are set out as follows at:

	February 1, 2014	February 2, 2013
	(in thousands)
Deferred tax assets:
Accruals and reserves	$3,578	$4,062
Plant and equipment	1,955	776
Net operating loss carry forwards	54,592	32,590

Gross deferred tax assets	60,125	37,428
Valuation allowance	(58,969)	(36,393)

Total deferred tax assets	1,156	1,035

Deferred tax liabilities:
Identifiable intangible assets	(1,041)	(1,041)
Other	(1,080)	(959)

Total deferred tax liabilities	(2,121)	(2,000)

Net deferred tax liabilities	$(965)	$(965)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For federal income tax purposes, we have unused net operating loss (“NOL”) carry forwards of approximately $203 million at February 1, 2014, expiring through January 31, 2034. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. We have experienced such ownership changes in the past and we believe that we may experience another ownership change, assuming stockholder approval, as a result of the Private Placement and both the public offering and private placement we completed on July 31, 2013. As a result of these transactions, we may be further limited in our ability to utilize our NOLs as an offset against future taxable income. Currently, $106 million of our federal NOL carry forwards are limited to $22 million due to previous change in ownership events. In addition, the annual limitations may result in the expiration of net operating losses before utilization. For state tax purposes, we have unused NOL carry forwards of approximately $161 million at February 1, 2014 which have expiration dates that vary by jurisdiction.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company does not believe that it is more-likely-than-not that the remaining net deferred tax assets will be realized. For fiscal 2013, fiscal 2012 and fiscal 2011, the valuation allowance increased by $22.6 million, $6.6 million, and $8.7 million, respectively, primarily related to increased federal and state tax NOL carry forwards.

The net deferred tax liability relates to an indefinite-lived intangible asset acquired at the time of the Spinoff.

At February 1, 2014 and February 2, 2013, the Company had a liability for unrecognized tax benefits of $0.5 million and $0.5 million, respectively, both of which would have favorably affected the Company’s effective tax rate if recognized. Included within the $0.5 million, as of February 1, 2014, is an accrual of $0.2 million for the payment of related interest and penalties. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Unrecognized Tax Benefit—Beginning of year	$289	$297	$302
Gross increases—tax positions in prior period	—	54	32
Gross decreases—tax positions in prior period	—	—	(13)
Gross increases—tax positions in current period	4	5	7
Settlements during the period	(1)	(4)	(12)
Lapse of Statute of Limitations	(9)	(63)	(19)

Unrecognized Tax Benefit—End of Year	$283	$289	$297

The Company recognizes interest related to unrecognized tax benefits in interest expense and any related penalties in income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company recorded an additional $10,700, $11,400 and $4,700 in interest, and a reduction in penalties of $677 for fiscal 2013, and increases in penalties of $19,400 and $4,500, for fiscal 2012 and fiscal 2011, respectively.

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

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Leases

We lease dELiA*s retail stores and office space under noncancelable operating leases with various expiration dates through January 2025. As of February 1, 2014, future net minimum lease payments are as follows:

Fiscal Year:	Operating Leases
(in thousands)
2014	$16,490
2015	16,029
2016	13,264
2017	9,337
2018	6,782
Thereafter	8,486

Total minimum lease payments	70,242

Sublease rental	596

Net rentals	$69,646

Most of the dELiA*s retail store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession, including any lease renewals deemed to be probable. In addition, most of the leases require payment of real estate taxes, certain common area and maintenance costs (“CAM”) and other related charges in addition to the future minimum operating lease payments. We sublease a portion of our office space. The minimum lease payments presented above do not include real estate taxes, CAM or other related charges. Total real estate taxes, CAM and other related charges for fiscal 2013, fiscal 2012 and fiscal 2011 were $10.9 million, $11.2 million and $11.6 million, respectively.

Total rent expense, excluding real estate taxes, CAM and other related charges, during fiscal 2013, fiscal 2012 and fiscal 2011 was $16.3 million, $17.6 million, and $18.2 million, respectively. There were no contingent excess rent payments made during these periods.

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

License Agreement

In February 2003, dELiA*s Brand, LLC, a wholly-owned subsidiary of the Company, entered into a master license agreement with JLP Daisy to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories, primarily in mid- and upper-tier department stores, in exchange for an up-front payment from JLP Daisy of $16.5 million, which is applied against royalties otherwise due from JLP Daisy for sales of dELiA*s branded merchandise. The initial term of the master license agreement was approximately 10

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years, which was extended and, at our option, (i) will remain in effect until JLP Daisy recoups its advance and preferred return or (ii) the term will immediately expire and JLP Daisy will be entitled to be paid the balance of any unrecouped advance and a preferred return calculated at 6% per year (if not already received). As of February 1, 2014, JLP Daisy has not recouped its advance and preferred return and therefore the master license agreement remains in effect. As part of the master license agreement, dELiA*s Brand, LLC granted to JLP Daisy a security interest in the dELiA*s trademarks and copyrightable artwork, although the only event that would entitle JLP Daisy to exercise its rights in respect of the lien is a termination or rejection of the license or the master license agreement in a bankruptcy proceeding. We have not recorded any amounts associated with the master license agreement.

Employment Agreements

The Company has entered into an employment agreement with our Chief Executive Officer and offer letters with certain senior executives of the Company. The agreement and offer letters specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause and in the event of a change in control of the Company. As of February 1, 2014, the aggregate cash severance benefit was approximated $2.6 million in the event of termination with or without cause and $2.8 million in the event of a termination following the change in control of the Company.

Benefit Plan

All employees who meet eligibility requirements may participate in the dELiA*s Inc. 401(k) Profit Sharing Plan (the “Plan”). Under the Plan, employees can defer 1% to 75% of compensation as defined. The Company’s matching contribution is at a rate of $0.50 per employee contribution dollar on up to the first 5% of employee contribution and is immediately vested. Employee contributions are always 100% vested. The Company’s matching contributions were $0.3 million, $0.3 million, and $0.1 million for fiscal years 2013, 2012 and 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid catalog costs (excluding the Assets Held for Sale). Corporate and other assets include corporate headquarters, warehouse and fulfillment facilities, shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures incurred are recorded directly to each operating segment. Corporate assets and other depreciation and amortization and capital expenditures are allocated to each reportable segment. The accounting policies of the segments are the same as those described in Note 3. Reportable data for our reportable segments were as follows (reflects continuing operations only):

	Direct Marketing Segment	Retail Store Segment	Total
	(in thousands)
Total Assets
February 1, 2014	$21,330	$49,049	$70,379
February 2, 2013	$34,653	$52,340	$86,993

Capital Expenditures (accrual basis)
February 1, 2014	$524	$2,832	$3,356
February 2, 2013	$1,529	$1,773	$3,302
January 28, 2012	$894	$3,647	$4,541

Depreciation and Amortization
February 1, 2014	$763	$7,460	$8,223
February 2, 2013	$779	$8,823	$9,602
January 28, 2012	$827	$10,619	$11,446

Goodwill
February 1, 2014	$—	$—	$—
February 2, 2013	$—	$—	$—

	Fiscal
	2013	2012	2011
	(in thousands)
Net revenues:
Retail store	$95,352	$125,595	$123,223
Direct marketing	41,298	55,555	49,084

Total net revenues	$136,650	$181,150	$172,307

Operating loss:
Retail store	$(37,978)	$(16,161)	$(23,670)
Direct marketing	(14,618)	(6,708)	(3,550)

Loss before interest expense and income taxes	(52,596)	(22,869)	(27,220)
Interest expense, net	4,749	726	577

Loss before income taxes	$(57,345)	$(23,595)	$(27,797)

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Results (Unaudited)

The following table sets forth unaudited quarterly financial data for each of our last two fiscal years:

	Fiscal 2013				Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$35,177	$33,167	$32,998	$35,308	$41,214	$39,808	$46,399	$53,729
Gross profit	8,366	6,934	4,258	2,676	13,020	12,582	15,199	15,910
Total operating expenses (1)	17,346	17,032	20,286	20,166	17,480	17,931	17,136	27,033
Loss from continuing operations, before taxes	(9,165)	(11,085)	(19,268)	(17,827)	(4,613)	(5,514)	(2,096)	(11,372)
Loss from continuing operations	(9,193)	(11,110)	(19,289)	(17,841)	(4,319)	(5,440)	(2,062)	(11,093)
(Loss) income from discontinued operations, net of tax	(22)	(994)	(62)	—	645	227	65	423
Net loss	$(9,215)	$(12,104)	$(19,351)	$(17,841)	$(3,674)	$(5,213)	$(1,997)	$(10,670)

Basic and diluted (loss) Income per share (2):
Loss from continuing operations	$(0.29)	$(0.35)	$(0.40)	$(0.26)	$(0.14)	$(0.18)	$(0.06)	$(0.35)
(Loss) income from discontinued operations	$(0.00)	$(0.03)	$(0.00)	$—	$0.02	$0.01	$0.00	$0.01

Net loss	$(0.29)	$(0.38)	$(0.40)	$(0.26)	$(0.12)	$(0.17)	$(0.06)	$(0.34)

(1)	Included in the third quarter of fiscal 2013 is an impairment of long-lived assets charge of $3.3 million, see Note 4 for further discussion. Included in the fourth quarter of fiscal 2012 is a goodwill impairment charge of $4.5 million, see Note 5 for further discussion.
(2)	(Loss) income per share calculations for each quarter include the appropriate weighted average effect for the quarter; therefore, the sum of quarterly (loss) income per share amounts may not equal year-to-date (loss) income per share amounts, which reflect the weighted average effect on a year-to-date basis.

16. Subsequent Events

On February 4, 2014, there was an amendment to the Credit Agreement which lowered the total aggregate commitment from $30 million to $25 million. On February 18, 2014, there was another amendment which allows the Company to make dividend payments to its shareholders with respect to holders of Preferred Stock (as defined below), on a quarterly basis, provided that availability (as defined in the Credit Agreement) is equal to or greater than (1) $5,000,000 immediately prior to such payment and (2) $3,500,000 immediately after giving effect to such payment.

On February 18, 2014, the Company sold and issued in a private placement transaction (the “Private Placement”) (i) 199,834 shares of series B preferred stock (“Preferred Stock”) for an aggregate purchase price of $19,983,400, and (ii) an aggregate of $24,116,600 in principal amount of notes (the “Notes”). The Preferred Stock has a stated value of $100 per share and is convertible at the option of the holder into shares of our common stock at a conversion price of $0.80 per share (subject to adjustment), plus an amount in cash per share of Preferred Stock equal to accrued but unpaid dividends on such shares through but excluding the applicable

dELiA*s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion date. The Notes are mandatorily convertible into 241,166 shares of Preferred Stock upon Stockholder Approval (as defined below). If at the time of the conversion of the Notes, the market price of our common stock is above the conversion price of the Notes, the Company will incur a non-cash charge in the amount equal to the difference between the market price of the Company’s common stock at the time of conversion and the conversion price of the Notes. The proceeds from the sale of the Notes are currently in an interest bearing account and may not be used by the Company until it obtains Stockholder Approval. If the Company obtains Stockholder Approval, it will receive proceeds from the sale of the Notes of approximately $24,116,600, subject to the deduction of placement agent fees and expenses. The Notes mature on the earlier of (i) August 18, 2014 and (ii) the trading day after Stockholder Approval is not obtained at the Stockholder Meeting (as defined below). If Stockholder Approval is not obtained, the Notes will mature, the Company will be required to repay the Notes, together with interest at a rate of 7.25% per annum, and the Company will not have use of the funds. Based on the $0.75 closing sale price of our common stock on February 18, 2014, the total value of the shares of our common stock issuable upon conversion of the Preferred Stock, and the shares of our common stock issuable upon conversion of the Preferred Stock issuable upon conversion of the Notes is $41,343,750.

Holders of Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, out of any funds legally available therefore, dividends per share of Preferred Stock in an amount equal to 6.0% per annum of the stated value per share. The first date on which dividends are payable is February 18, 2015, and, thereafter, dividends are payable semi-annually in arrears on February 18 and August 18 of each year. Dividends, whether or not declared, begin to accrue and be cumulative from February 18, 2014. If the Company does not pay any dividend in full on any scheduled dividend payment date, then dividends thereafter will accrue at an annual rate of 8.0% of the stated value of the Preferred Stock from such scheduled dividend payment date to the date that all accumulated dividends on the Preferred Stock have been paid in cash in full. In addition, if the Company does not meet minimum borrowing availability tests under our Credit Agreement with Salus, it may not pay dividends on the Preferred Stock.

The Company has agreed to use its commercially reasonable efforts to provide each stockholder entitled to vote at a special meeting of its stockholders (the “Stockholder Meeting”) a proxy statement soliciting each such stockholder’s affirmative vote at the Stockholder Meeting for approval of an amendment (the “Charter Amendment”) to the certificate of incorporation of the Company to increase the number of authorized and unissued shares of common stock by an amount not less than the maximum number of shares of common stock issuable upon conversion of the Preferred Stock (x) as of February 18, 2014, the closing date of the Private Placement, upon conversion of the shares of Preferred Stock and (y) thereafter upon conversion of shares of Preferred Stock issuable upon conversion of the Notes (such affirmative approval being referred to herein as the “Stockholder Approval,” and the date such Stockholder Approval is obtained, the “Stockholder Approval Date”). The Company has agreed to use its commercially reasonable efforts to hold the Stockholder Meeting within 120 days of the closing of the Private Placement. Each investor in the Private Placement has agreed to vote all shares of our common stock it beneficially owns on the record date applicable to the Stockholder Meeting that are eligible to vote in favor of the Charter Amendment.

On April 2, 2014, the Company issued approximately 1.3 million shares of restricted stock to certain employees of the Company under the 2005 Plan.

On April 2, 2014, the Board of Directors approved the dELiA*s, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) which will replace the 2005 Plan, subject to stockholder approval. If stockholder approval is obtained, no additional options will be granted under the 2005 Plan, although all options outstanding under the 2005 Plan would remain outstanding in accordance with their terms and the terms of the 2005 Plan. A total of 8,000,000 shares of common stock will be subject to the 2014 Plan. The 2014 Plan is intended to permit the grant of stock options, stock appreciation rights and stock awards, including restricted stock awards and restricted stock units.

dELiA*s, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Usage/ Deductions	Balance at End of Period
	(in thousands)
Reserve for sales returns and allowances:
February 1, 2014	$541	$11,999	$12,225	$315
February 2, 2013	$589	$16,427	$16,475	$541
January 28, 2012	$554	$13,635	$13,600	$589

Reserve for inventory:
February 1, 2014	$1,337	$5,967	$5,254	$2,050
February 2, 2013	$688	$2,836	$2,187	$1,337
January 28, 2012	$1,180	$3,164	$3,656	$688

Valuation allowance for deferred tax assets:
February 1, 2014	$36,393	$22,576	$—	$58,969
February 2, 2013	$29,764	$6,629	$—	$36,393
January 28, 2012	$21,028	$8,736	$—	$29,764

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

dELiA*s, INC.
Date: April 17, 2014	By:	/S/ TRACY GARDNER
Tracy Gardner Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRACY GARDNER Tracy Gardner	Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2014

/s/ DAVID J. DICK David J. Dick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 17, 2014

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Chairman and Director	April 17, 2014

/s/ MARIO CIAMPI Mario Ciampi	Director	April 17, 2014

/s/ SETH A. COHEN Seth Cohen	Director	April 17, 2014

/s/ PAUL J. RAFFIN Paul J. Raffin	Director	April 17, 2014

/s/ SCOTT M. ROSEN Scott M. Rosen	Director	April 17, 2014

/s/ JOSHUA M. SCHWARTZ Joshua M. Schwartz	Director	April 17, 2014

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement by and among Skate Direct, LLC, dELiA*s, Inc., Zephyr Acquisition, LLC, and Foot Locker, Inc. (solely for the purposes of Section 10.13(b)) (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on September 29, 2008).

2.2	Asset Purchase Agreement, dated as of June 4, 2013, among dELiA*s, Inc., Alloy Merchandise, LLC, HRSH Acquisitions LLC, Steven Russo and Hagai Laniado. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S–K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 10, 2013).

3.1	Amended and Restated Certification of Incorporation of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-3 filed on August 21, 2012 (Registration No. 333-182236)).

3.1.1	Certificate of Designation of Series A Junior Participating Preferred Stock of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on August 20, 2012).

3.1.2	Certificate of Designation of Series B Convertible Preferred Stock of dELiA*s, Inc. (incorporated by reference from the dELIA*s, Inc. Current Report on Form 8-K filed on February 18, 2014).

3.2	Form of Amended and Restated Bylaws of dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

4.1	Form of Secured Convertible Note in connection with the July 2013 private placement (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on July 26, 2013).

4.2	Form of Secured Convertible Note in connection with the February 2014 private placement (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on February 18, 2014).

10.1#	dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference from dELiA*S, Inc. Definitive Proxy Statement on Schedule 14A filed on June 1, 2007).

10.2#	Form of Stock Option Agreement for dELiA*s, Inc. 2005 Stock Incentive Plan (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.3#	Form of Restricted Stock Agreement (incorporated by reference from the dELiA*s, Inc. Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 27, 2005 (Registration No. 333-128153)).

10.4#	Employment Agreement dated as of December 2, 2008 by and between dELiA*s Inc. and Walter Killough (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on December 5, 2008).

10.4.1#	First Amendment dated June 17, 2010 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 21, 2010).

10.4.2#	Second Amendment dated July 31, 2012 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on July 13, 2013).

10.4.3#	Third Amendment dated January 7, 2013 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on January 7, 2013).

1

10.4.4#	Fourth Amendment dated March 27, 2013 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on March 28, 2013.

10.4.5#	Fifth Amendment dated May 1, 2013 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 7, 2015).

10.4.6#	Sixth Amendment dated May 30, 2013 to Employment Agreement between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 30, 2013).

10.5#	Employment Agreement dated as of May 1, 2013 by and between dELiA*s Inc. and Tracy Gardner (incorporated by reference from the dELiA*s Inc. Current Report on Form 8-K filed on May 7, 2013).

10.5.1#	First Amendment dated May 30, 2013 to Employment Agreement between dELiA*s, Inc. and Tracy Gardner (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 30, 2013).

10.6#	Offer Letter between dELiA*s, Inc. and Brian Lex Austin-Gemas dated October 7, 2013 (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on October 15, 2013).

10.7*#	Offer Letter between dELiA*s, Inc. and David Diamond dated January 5, 2004.

10.7.1*#	First Amendment dated July 28, 2013 to Offer Letter between dELiA*s, Inc. and David Diamond.

10.8#	Offer Letter dated March 4, 2008 and Amendment to Offer Letter dated January 26, 2009 between dELiA*s, Inc. and David J. Dick (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on January 26, 2009).

10.9*#	Offer Letter between dELiA*s, Inc. and Ryan A. Schreiber dated September 9, 2013.

10.10	Stock Purchase Agreement dated August 29, 2005, by and between dELiA*s, Inc. and Robert E. Bernard, Walter Killough, David Desjardins, Cathy McNeal and Andrew Firestone (incorporated by reference from the dELiA*s, Inc. Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.11#	Stock Option Agreement dated as of October 28, 2005 by and between dELiA*s, Inc. and Walter Killough (incorporated by reference from the dELiA*s, Inc. Amendment No. 4 to the Registration Statement on Form S-1/A filed on December 9, 2005 (Registration No. 333-128153)).

10.12	Distribution Agreement, dated as of December 9, 2005, between Alloy, LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 6 to the Registration Statement on Form S-1/A filed on December 12, 2005 (Registration No. 333-128153)).

10.13	Tax Separation Agreement, dated December 19, 2005, between Alloy, LLC and dELiA*s, Inc. (incorporated by reference from dELiA*s, Inc. Current Report on Form 8-K filed on December 23, 2005).

10.14	Form of Application Software License Agreement between Alloy, LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Amendment No. 3 to the Registration Statement on Form S-1/A filed on December 6, 2005 (Registration No. 333-128153)).

10.15#	401(k) Agreement (incorporated by reference from dELiA*s, Inc. Annual Report on Form 10-K filed on April 28, 2006).

10.16	Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference from dELiA*s Corp.’s Current Report on Form 8-K filed on February 26, 2003).

2

10.17	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference from dELiA*s Corp.’s Current Report on Form 8-K filed on February 26, 2003).

10.18	Form of Stockholder Rights Agreement between dELiA*s, Inc., and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference from the dELiA*s, Inc. Registration Statement on Form S-1 filed on September 7, 2005 (Registration No. 333-128153)).

10.18.1	First Amendment to Rights Agreement, dated as of February 18, 2014, by and between dELiA*s, Inc. and American Stock Transfer & Trust Company LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on February 18, 2014).

10.18.2*	Second Amendment to Rights Agreement, dated as of April 17, 2014, by and between dELiA*s, Inc. and American Stock Transfer & Trust Company LLC.

10.19	Amended and Restated Media Services Agreement dated as of November 8, 2010, between dELiA*s, Inc. and Alloy, LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on November 22, 2010).

10.19.1	Letter Agreement dated May 6, 2011 between dELiA*s, Inc. and Alloy, LLC amending the Amended and Restated Media Services Agreement (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on May 10, 2011).

10.19.2	Partial Assignment of Amended and Restated Media Services Agreement, dated as of June 4, 2013, by and among dELiA*s, Inc., Alloy, LLC, Alloy Merchandise, LLC and HRSH Acquisitions LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 10, 2013).

10.20	Lease Agreement, dated as of August 14, 2006, between Matana LLC and dELiA*s, Inc. (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on August 18, 2006).

10.21	Intellectual Property Purchase Agreement dated as of September 29, 2008 by and among Alloy, LLC, Skate Direct, LLC and dELiA*s, Inc. (solely for purposes of Section 6.1(c), 6.2 and 10.13) (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8K filed on September 29, 2008).

10.22	Media Placement Services Agreement made as of September 29, 2008 by and between Alloy, LLC and dELiA*s, Inc. (incorporated by reference to the dELiA*s, Inc. Current Report on Form 8K filed on September 29, 2008).

10.23	Trademark Coexistence Agreement dated as of December 29, 2005 between dELiA*s, Inc. and Alloy, LLC (incorporated by reference from the dELiA*s, Inc. Annual Report on Form 10-K filed on April 15, 2010).

10.24	Agreement dated as of March 25, 2011 by and among dELiA*s, Inc; Michael Zimmerman; Mario Ciampi; Prendel, LLC; and Prentice Capital Management LP (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on March 29, 2011).

10.25	Letter of Credit Agreement dated as of June 26, 2009 among dELiA*s, Inc., certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 29, 2009).

10.25.1	First Amendment dated as of January 28, 2010 to Letter of Credit Agreement among dELiA*s, Inc. certain of its subsidiaries and Wells Fargo Retail Finance II, LLC (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on February 1, 2010).

10.26	Credit Agreement dated May 26, 2011 among dELiA*s, Inc., in its capacities as a Borrower and as the Borrower Representative, each of the other persons identified on Schedule A thereto, the other persons party thereto that are designated as Credit Parties, General Electric Capital Corporation, in its capacity as Agent for the several financial institutions from time to time party thereto (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 2, 2011).

3

10.27	Credit Agreement, dated as of June 14, 2013, among dELiA*s, Inc., in its capacities as a Borrower and as Lead Borrower, each of the wholly-owned subsidiaries of dELiA*s, Inc. identified on Schedules 1.01 and 1.02 thereto, Salus Capital Partners, LLC, in its capacity as Lender, Administrative Agent and Collateral Agent and the Lenders from time to time party thereto (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 20, 2013).

10.27.1	First Amendment to Credit Agreement, dated as of July 12, 2013, among dELiA*s, Inc., each of the wholly-owned subsidiaries of dELiA*s, Inc. identified on Schedules 1.01 and 1.02 to the Credit Agreement, each lender party thereto, and Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on July 18, 2013).

10.27.2	Second Amendment to Credit Agreement, dated as of July 25, 2013, among dELiA*s, Inc., each of the wholly-owned subsidiaries of dELiA*s, Inc. identified in Schedules 1.01 and 1.02 to the Credit Agreement, each lender party thereto, and Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on July 26, 2013).

10.27.3	Third Amendment to Credit Agreement, dated as of September 30, 2013, among dELiA*s, Inc., each of the wholly-owned subsidiaries of dELiA*s, Inc. identified on Schedules 1.01 and 1.02 to the Credit Agreement, each lender party thereto, and Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on October 7, 2013).

10.27.4	Fourth Amendment to Credit Agreement and Negative Pledge Agreement, dated as of February 4, 2014, among dELiA*s, Inc., each of the wholly-owned subsidiaries of dELiA*s, Inc. identified on Schedules 1.01 and 1.02 to the Credit Agreement, each lender party thereto, and Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on February 6, 2014).

10.27.5	Fifth Amendment to Credit Agreement, dated as of February 18, 2014, among dELiA*s, Inc, each of the wholly-owned subsidiaries of dELiA*s, Inc. identified in Schedules 1.01 and 1.02 to the Credit Agreement, each lender party thereto, and Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed with the SEC on February 18, 2014).

10.28	Letter of Credit Agreement, dated as of June 14, 2013, among dELiA*s, Inc., in its capacities as a Borrower and as Lead Borrower, each of the subsidiaries of dELiA*s, Inc identified on Schedule A thereto, and General Electric Capital Corporation (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on June 20, 2013).

10.29	Securities Purchase Agreement, dated as of July 25, 2013, by and among dELiA*s, Inc. and each investor identified on the signature pages thereto (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on July 26, 2013).

10.30	Securities Purchase Agreement, dated as of February 18, 2014, by and among dELiA*s, Inc. and each investor identified on the signature pages thereto (incorporated by reference from the dELiA*s, Inc. Current Report on Form 8-K filed on February 18, 2013).

21*	Subsidiaries of dELiA*s, Inc. as of February 1, 2014

23.1*	Consent of BDO USA, LLP.

31.1*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.

31.2*	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.

32*	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer.

4

101. INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith
**	Furnished with this report
#	Management contract or compensatory plan or arrangement

5