Form 10-Q
period 2014-05-03
dELiAs, Inc.
filed 2014-06-17
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

As of June 11, 2014 the registrant had 70,790,376 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements (unaudited)

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	May 3, 2014	February 1, 2014	May 4, 2013
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,548	$3,280	$3,643
Inventories, net	24,076	19,521	26,119
Prepaid catalog costs	1,194	1,406	1,565
Restricted cash	32,360	8,190	—
Other current assets	6,520	5,752	5,596
Assets held for sale	—	—	6,094

TOTAL CURRENT ASSETS	66,698	38,149	43,017
PROPERTY AND EQUIPMENT, NET	26,795	27,745	34,988
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
RESTRICTED CASH	1,100	1,203	—
OTHER ASSETS	792	863	968
ASSETS HELD FOR SALE	—	—	657

TOTAL ASSETS	$97,804	$70,379	$82,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,910	$15,550	$21,927
Bank loan payable	11,240	14,538	1,550
Accrued expenses and other current liabilities	9,336	10,406	11,703
Convertible notes payable	24,117	—	—
Accrued dividend payable	243	—	—
Income taxes payable	635	600	666
Liabilities held for sale	—	—	4,552

TOTAL CURRENT LIABILITIES	61,481	41,094	40,398

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	7,977	8,224	9,455

TOTAL LIABILITIES	69,458	49,318	49,853

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized:
Series B Convertible Preferred stock, (liquidation preference of $20,226) stated value $100 per share, 441,000 shares designated and 199,834, -0- and -0- shares issued and outstanding, respectively	0	—	—
Common Stock; $.001 par value, 100,000,000 shares authorized: 70,790,376; 69,415,451 and 32,789,615 outstanding, respectively	71	69	33
Additional paid-in capital	157,433	138,296	100,099
Accumulated deficit	(129,086)	(117,232)	(67,936)
Treasury stock at cost; 49,807; 49,807 and -0- shares, respectively	(72)	(72)	—

TOTAL STOCKHOLDERS’ EQUITY	28,346	21,061	32,196

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,804	$70,379	$82,049

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
NET REVENUES	$25,924	$35,177
Cost of goods sold	20,399	26,811

GROSS PROFIT	5,525	8,366

Selling, general and administrative expenses	16,495	17,492
Other operating income	(242)	(146)

TOTAL OPERATING EXPENSES	16,253	17,346

OPERATING LOSS	(10,728)	(8,980)
Interest expense	859	185

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,587)	(9,165)
Provision for income taxes	24	28

LOSS FROM CONTINUING OPERATIONS	(11,611)	(9,193)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(22)

NET LOSS	(11,611)	(9,215)
PREFERRED STOCK DIVIDEND	(243)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,854)	$(9,215)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.17)	$(0.29)
LOSS FROM DISCONTINUED OPERATIONS	$—	$(0.00)

NET LOSS PER SHARE	$(0.17)	$(0.29)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	67,982,824	31,491,074

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,611)	$(9,215)
Loss from discontinued operations	—	(22)

Loss from continuing operations	(11,611)	(9,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,627	2,484
Amortization of deferred financing fees	71	45
Stock-based compensation	591	151
Changes in operating assets and liabilities:
Inventories	(4,555)	(1,279)
Prepaid catalog costs and other assets	(556)	(1,359)
Restricted cash	50	—
Income taxes payable	35	43
Accounts payable, accrued expenses and other liabilities	(566)	(5,323)

Total adjustments	(3,303)	(5,238)

Net cash used in operating activities of continuing operations	(14,914)	(14,431)
Net cash provided by operating activities of discontinued operations	—	118

NET CASH USED IN OPERATING ACTIVITIES	(14,914)	(14,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,067)	(406)

NET CASH USED IN INVESTING ACTIVITIES	(1,067)	(406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B preferred stock, net of issuance costs	18,547	—
Net (repayments) borrowings on bank loan payable	(3,298)	1,550
Proceeds from the sales of convertible notes payable	24,117	—
Restricted cash	(24,117)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,249	1,550

NET DECREASE IN CASH AND CASH EQUIVALENTS	(732)	(13,169)
CASH AND CASH EQUIVALENTS, beginning of period	3,280	16,812

CASH AND CASH EQUIVALENTS, end of period	$2,548	$3,643

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$441	$99

Cash paid during the period for taxes	$20	$16

Capital expenditures incurred not yet paid	$565	$1,338

Accrual of dividends payable	$243	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In these Notes to Condensed Consolidated Financial Statements, when we refer to “Alloy, LLC” we are referring to Alloy, LLC, our former parent corporation, and when we refer to “Alloy” we are referring to the Alloy-branded direct marketing and merchandising business that we previously operated. Similarly, when we refer to “dELiA*s” we are referring to the dELiA*s-branded direct marketing, merchandising and retail store business that we operate, when we refer to “dELiA*s, Inc.,” the “Company,” “we,” “us,” or “our,” we are referring to dELiA*s, Inc. and its subsidiaries. When we refer to “the Spinoff,” we are referring to the December 19, 2005 spinoff of the outstanding common shares of dELiA*s, Inc. to the Alloy, LLC shareholders.

1. Business and Basis of Presentation

The Company is an omni-channel retail company primarily marketing to teenage girls. The Company generates revenues by selling its own proprietary brand products as well as brand-name products directly to consumers in key spending categories, including apparel and accessories, through its e-commerce website, direct mail catalogs and mall-based retail stores.

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at May 3, 2014 and May 4, 2013 and for the 13-week periods (“three months”) ended May 3, 2014 and May 4, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent dELiA*s, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at February 1, 2014 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated.

The Company’s fiscal year ends on the Saturday closest to January 31st. References to “fiscal 2013” represent the 52-week period ended February 1, 2014 and references to “fiscal 2014” represent the 52-week period ending January 31, 2015.

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

Loss from discontinued operations, net of taxes, was $-0- and $22,000 for the three months ended May 3, 2014 and May 4, 2013.

Discontinued operations were comprised of (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Net revenues	$—	$9,773
Cost of goods sold	—	6,424

Gross profit	—	3,349

Selling, general and administrative expenses	—	3,436
Other operating income	—	(65)

Total expenses	—	3,371

Operating loss	—	(22)
Provision for income taxes	—	0

Loss from discontinued operations, net of income taxes	$—	$(22)

Assets and liabilities of discontinued operations held for sale included the following (in thousands):

	May 3, 2014	February 1, 2014	May 4, 2013
Inventories, net	$—	$—	$4,830
Prepaid catalog costs	—	—	922
Other current assets	—	—	342

Total current assets	—	—	6,094

Property and equipment, net	—	—	657

Total assets	$—	$—	$6,751

Accounts payable	—	—	3,323
Accrued expenses	—	—	803
Customer liabilities	—	—	426

Total liabilities	$—	$—	$4,552

2. Recent Accounting Pronouncements

Recently Adopted Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The Company adopted ASU 2013-11 on February 2, 2014 with no significant impact to its condensed consolidated financial statements.

Recently Issued Standards

There were no recently issued accounting standards which are expected to have a material impact on the Company’s financial statements in future periods.

3. Fair Value of Financial Instruments

We follow the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement Disclosures (“ASC 820”), as it relates to financial and non-financial assets and liabilities. Our non-financial assets, which include property and equipment, and indefinite-lived intangibles, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of our financial instruments, including cash and cash equivalents, receivables, payables, bank loan payable and convertible notes payable approximated fair value due to the short maturity of these financial instruments.

There were no impairment charges related to property and equipment or indefinite-lived intangibles in the three- month periods ended May 3, 2014 and May 4, 2013.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of May 3, 2014, February 1, 2014 and May 4, 2013 were approximately $0.9 million, $0.8 million and $1.9 million, respectively.

5. Restricted Cash

Restricted cash consists of cash collateral for letters of credit and proceeds from the issuance of convertible notes payable (see Note 13), and is shown either as current or non-current, depending on the expiration provisions of the letter of credit or the maturity of the notes. As of May 3, 2014, current restricted cash was $32.4 million and non-current restricted cash was $1.1 million. There was no restricted cash as of May 4, 2013.

6. Inventories

Inventories, which consist of finished goods, including certain capitalized expenses, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. As of May 3, 2014 and May 4, 2013, inventory markdown reserves were $0.4 million and $1.7 million, respectively. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

7. Net Income (Loss) Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC Topic 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. We compute the effects on diluted loss per common share arising from options, warrants and unvested restricted stock using the treasury stock method or, in the case of convertible securities using the if-converted method.

The total number of potential common shares with an anti-dilutive impact, excluded from the calculation of diluted net (loss) income per share, is detailed in the following table (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Stock options	3,482	4,167
Warrants	215	215
Restricted stock	2,724	1,299
Convertible preferred stock	24,979	—
Convertible notes payable	30,146	—

Total	6,972	5,681

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	May 3, 2014	February 1, 2014	May 4, 2013
Construction in progress	$971	$1,182	$906
Computer equipment	14,271	14,176	14,144
Machinery and equipment	94	94	99
Office furniture	17,174	17,014	18,347
Leasehold improvements	52,728	52,086	52,353
Building	7,559	7,559	7,559
Land	500	500	500

	93,297	92,611	93,908
Less: accumulated depreciation and amortization	(66,502)	(64,866)	(58,920)

	$26,795	$27,745	$34,988

Depreciation and amortization expense related to property and equipment was approximately $1.6 million and $2.5 million for the three months ended May 3, 2014 and May 4, 2013, respectively.

There were no long-lived asset impairment charges for the three months ended May 3, 2014 and May 4, 2013.

9. Credit Facility

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

On February 4, 2014, there was an amendment to the Credit Agreement which lowered the total aggregate commitment from $30 million to $25 million. On February 18, 2014, there was another amendment which allows the Company to make dividend payments to the holders of Preferred Stock (as defined in Note 13), on a quarterly basis, provided that availability (as defined in the Credit Agreement) is equal to or greater than (1) $5,000,000 immediately prior to such payment and (2) $3,500,000 immediately after giving effect to such payment.

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

As of May 3, 2014, availability under the Credit Agreement was $5.5 million, net of $11.2 million in borrowings. The Credit Agreement requires the Company to have a blocked account arrangement, whereby all cash received is deposited into the blocked account and used to pay down the loan. As a result, the loan payable is classified as a current liability in the accompanying consolidated balance sheet. The effective interest rate on the Credit Agreement for the three months ended May 3, 2014 was 6.25%. In addition, the Company had $8.9 million in letters of credit outstanding under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement was approximately $9.3 million, which is shown as restricted cash in the accompanying condensed consolidated balance sheet.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 3,	February 1,	May 4,
	2014	2014	2013
Credits due to customers	$3,302	$3,813	$4,029
Accrued payroll, bonus, taxes and withholdings	1,162	815	1,548
Allowance for sales returns	454	315	638
Short-term deferred rent	656	416	521
Short-term tenant allowances	960	1,012	992
Accrued sales tax	311	218	395
Accrued capital expenditures	411	799	983
Other accrued expenses	2,080	3,018	2,597

	$9,336	$10,406	$11,703

11. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores and home office under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at May 3, 2014, February 1, 2014 and May 4, 2013 was approximately $3.9 million, $4.1 million, and $4.8 million, respectively, of deferred rent liability, and approximately $3.1 million, $3.2 million, and $3.7 million, respectively, of tenant allowances.

12. Share-Based Compensation

Under the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”), we may grant incentive stock options, nonqualified stock options and restricted stock to employees (including officers), non-employee directors and consultants. Grants for stock options generally vest and become exercisable annually in equal installments over a four-year period and expire 10 years after the grant date, while restricted stock generally vests and becomes exercisable in equal installments over a three-year period.

On April 2, 2014, the Board of Directors approved the dELiA*s, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) which replaced the 2005 Plan when stockholder approval was received on June 17, 2014. No additional options will be granted under the 2005 Plan, although all options outstanding under the 2005 Plan remain outstanding in accordance with their terms and the terms of the 2005 Plan. A total of 8,000,000 shares of common stock are subject to the 2014 Plan. The 2014 Plan is intended to permit the grant of stock options, stock appreciation rights and stock awards, including restricted stock awards and restricted stock units.

The Company accounts for share-based compensation under the provisions of ASC Topic 718, Compensation-Stock Compensation, which requires share-based compensation for equity awards to be measured based on estimated fair values at the date of grant.

The Company recorded stock-based compensation expense (including expense for common and restricted stock awards) of $0.6 million and $0.2 million for the three months ended May 3, 2014 and May 4, 2013, respectively, related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in our consolidated statements of operations.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term.

Amounts included in stock-based compensation expense related to stock option awards were $0.2 million and $0.1 million for the three months ended May 3, 2014 and May 4, 2013, respectively.

The per share weighted average fair value of stock options granted during the three months ended May 3, 2014 was $0.54. The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Three Months Ended
May 3, 2014
Dividend yield	—
Risk-free interest rate	2.2%
Expected life (in years)	6.25
Historical volatility	64%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

		Weighted-
		Average
		Exercise Price
	Options	per Option
Options outstanding as of February 1, 2014	3,339,413	$1.87
Options granted	219,000	0.90
Options exercised	—	—
Options cancelled or expired	(76,170)	2.97

Outstanding as of May 3, 2014	3,482,243	$1.79

Exercisable as of May 3, 2014	1,221,179	$3.12

As of May 3, 2014, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock

The fair value of restricted stock awards is calculated based on the stock price on the date of the grant. The weighted average grant date fair values for restricted stock issued during the three months ended May 3, 2014 was $0.90.

Amounts included in stock-based compensation expense related to restricted stock awards were $0.4 million and $0.1 million for the three months ended May 3, 2014 and May 4, 2013, respectively.

A summary of the Company’s restricted stock activity and weighted average grant date fair values is as follows:

	Restricted Stock
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at February 1, 2014	1,486,598	$0.97
Granted	1,325,000	0.90
Vested	(87,500)	0.83
Forfeited	—	—

Outstanding at May 3, 2014	2,724,098	$0.94

As of May 3, 2014, there was approximately $2.4 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

13. Stockholders’ equity

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which was controlled by Matthew L. Feshbach, our former Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s, Inc. common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15.2 million. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4.8 million. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $0.9 million and were recorded as a cost of raising capital. The MLF warrants were subsequently split so that MLF Offshore Portfolio Company, LP owned warrants to purchase 206,548 shares of our common stock and MLF Partners 100, LP owned warrants to purchase 8,795 shares of our common stock. Such warrants were distributed on a pro-rata basis to investors as part of the winding up of operations of MLF and its affiliated funds. All 215,343 warrants were outstanding as of May 3, 2014 and May 4, 2013.

Shelf Registration Statement

The Company filed a Registration Statement on Form S-3 using a “shelf” registration process which became effective on September 7, 2012, whereby the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock was less than $75 million, unless and until the Company’s public float exceeds $75 million, the Company will be restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive 12-month period.

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

Concurrently with the closing of the underwritten public offering mentioned above, the Company sold $21.8 million in principal amount of 7.25% convertible notes in a private placement. On October 24, 2013, the Company’s stockholders ratified the issuance of the convertible notes and approved the issuance of the shares of common stock into which the convertible notes were automatically converted. The Company used the net proceeds, after costs and expenses, of $20.0 million for the repayment of outstanding amounts under its Credit Agreement.

Common Stock

During the three months ended May 4, 2014, the Company issued 49,925 shares of common stock in lieu of cash payments to members of the Board of Directors for directors’ fees valued at approximately $47,000.

Preferred Stock

We are authorized to issue, without stockholder approval, up to 25,000,000 shares of preferred stock (which includes 1,000,000 shares of series A junior participating preferred stock), $0.001 par value per share, having rights senior to those of our common stock.

Private Placement of Preferred Stock and Convertible Notes

On February 18, 2014, we sold and issued in a Private Placement (i) 199,834 shares of Series B preferred stock (“Preferred Stock”) for an aggregate purchase price of $19,983,400, and (ii) an aggregate of $24,116,600 in principal amount of notes (the “Notes”), with the proceeds of the Notes shown as restricted cash in the accompanying condensed consolidated balance sheet. The Notes were mandatorily convertible into 241,166 shares of Preferred Stock upon stockholder approval of the charter amendment to the certificate of incorporation of the Company to increase the number of authorized and unissued shares of common stock. This approval was obtained at our stockholder meeting on June 17, 2014, and thus the Notes converted into 241,166 shares of Preferred Stock. At the time of the conversion of the Notes, the market price of the Company’s common stock was below the conversion price of the Notes; therefore, the Company will record a non-cash benefit in the amount equal to the difference between the market price of the Company’s common stock at conversion and the conversion price of the Notes multiplied by the number of shares of common stock issuable upon conversion of the Preferred Stock. The Preferred Stock has a stated value of $100 per share and each share is convertible at the option of the holder into 125 shares of our common stock (subject to adjustment), plus an amount in cash per share of Preferred Stock equal to accrued but unpaid dividends on such shares through but excluding the applicable conversion date. Based on the $0.75 closing sale price of our common stock on February 18, 2014, the total value of the shares of our common stock issuable upon conversion of the Preferred Stock is $41,343,750.

Holders of Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company, out of any funds legally available therefor, dividends per share of Preferred Stock in an amount equal to 6.0% per annum of the stated value per share. The first date on which dividends are payable is February 18, 2015, and, thereafter, dividends are payable semi-annually in arrears on February 18 and August 18 of each year. Dividends, whether or not declared, begin to accrue and are cumulative from February 18, 2014. If the Company does not pay any dividend in full on any scheduled dividend payment date, then dividends thereafter will accrue at an annual rate of 8.0% of the stated value of the Preferred Stock from such scheduled dividend payment date to the date that all accumulated dividends on the Preferred Stock have been paid in cash in full. In addition, if the Company does not meet minimum borrowing availability tests under the Credit Agreement with Salus, it may not pay dividends on the Preferred Stock.

14. Interest Expense

Interest expense for the three months ended May 3, 2014 related to costs associated with our Credit Agreement, Letter of Credit Agreement and Notes. Interest expense for the three months ended May 4, 2013 related to costs associated with our GE Agreement. Interest expense for the three months ended May 3, 2014 and May 4, 2013 was $0.9 million and $ 0.2 million, respectively. Included in the three months ended May 3, 2014 is interest accrued on the Notes payable of $0.4 million (see Note 13 above for additional information on the Notes).

15. Spinoff Related Transactions

We recognize other revenues that consist primarily of advertising provided for third parties in our catalogs, on our website, in our outbound packages, and in our retail stores pursuant to specific pricing arrangements with Alloy, LLC. Alloy, LLC arranges these advertising services on our behalf through an Amended and Restated Media Services Agreement (the “A/R Media Services Agreement”) which expires on December 20, 2015. The A/R Media Services Agreement provides, among other things, that Alloy, LLC will serve as our exclusive sales agent for the purpose of providing the following media and marketing related services to the Company and its subsidiaries: license of websites, internet advertising, direct segment upsell arrangements, catalog advertisements and insertions, and database collection and marketing.

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

Prior to the Spinoff, we and Alloy, LLC entered into the following agreements that were to define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, and information technology and intellectual property agreement.

16. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the three months ended May 3, 2014 and May 4, 2013 was an expense of 0.2% and 0.3%, respectively. The Company did not recognize any tax benefit in the three months ended May 3, 2014 for federal taxes; therefore, the valuation allowance increased accordingly. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. The Company recognized tax expense related to certain state taxes.

The Company follows ASC Topic 740-10, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For this benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes interest accrued for increases in the net liability for unrecognized income tax benefits in interest expense and any related penalties in income tax expense.

At May 3, 2014, the Company had a liability for unrecognized tax benefits of approximately $0.5 million, $0.4 million of which would favorably affect the Company’s effective tax rate if recognized. Included within the $0.5 million is an accrual of approximately $0.2 million for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the three months ended May 3, 2014. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

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

17. Litigation

The Company is involved from time to time in litigation incidental to the business and, from time to time, the Company may make provisions for potential litigation losses. The Company follows ASC Topic 450, Contingencies, when assessing pending or potential litigation. The Company believes that there is no claim or litigation pending, the outcome of which could have a material adverse effect on its financial condition or operating results.

18. Segment Reporting

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to fiscal 2014, the Company had two reportable segments: retail stores and direct marketing. Beginning in fiscal 2014, the Company combined all channels under one management team which oversees the retail stores and online operations. The Company has determined that the two operating segments share similar economic and other qualitative characteristics and has therefore aggregated the results of the two operating segments into one reportable segment.

19. Subsequent Events

On June 17, 2014, the stockholders and Board of Directors of the Company approved the 2014 Plan which replaced the 2005 Plan (see Note 12).

On June 17, 2014, the stockholders approved the charter amendment to the certificate of incorporation of the Company to increase the number of authorized and unissued shares of common stock. As a result, the Notes converted into 241,166 shares of Preferred Stock (see Note 13).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q; in our audited financial statements and related notes contained in our most recent Annual Report on Form 10-K. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Forward Looking Statements.”

Executive Summary

dELiA*s, Inc. is an omni-channel retail company with a lifestyle brand, marketing and catering to teenage girls. We operate the dELiA*s brand, which we believe is a well-established, differentiated, lifestyle brand. We generate revenues by selling our own proprietary brand products as well as brand-name products directly to consumers in key spending categories, including apparel and accessories, through our e-commerce website, direct mail catalogs and mall-based retail stores.

Our focus is for dELiA*s to be a customer-centric, girls only, teen brand that enables our customer to express her individual style. We believe this is achieved by offering a market-developed product assortment that is on-trend and value-right, and that is unique to dELiA*s. Our objectives are to provide an omni-channel engaging customer experience; to grow our social media connection and drive new customer acquisition; and to improve processes, technology and the customer experience to support our long-term objectives of profitable growth.

With our new management team, we have changed the way we forecast and manage inventory to a more holistic, omni-channel view of our customer. Our team is focused on developing a lifestyle assortment that addresses our customer’s desire to express herself through her own personal style. We want to be her best friend in fashion and enable her to express her individual style as it evolves.

Our strategy includes strengthening the dELiA*s brand through alignment across all channels of our business. We expect that improved productivity in each channel of our business will be the key element of our overall growth strategy. As productivity improves and market conditions allow, we plan to expand the retail store base over the long term.

Goals

We believe that focusing on our dELiA*s brand and implementing the following initiatives should lead to profitable growth and improved results from operations:

•	leveraging our omni-channel platform in order to drive top line growth;

•	growing our social connection with our customer and driving new customer acquisition, while continuing to right-size our catalog investment;

•	communicating consistent, clear and product-focused statements across our windows, website, catalog and other digital media;

•	developing product assortments that are on-trend and value-right and drive improved gross profit margins;

•	improving inventory management and store allocations processes;

•	upgrading our systems to enhance our sales and conversion capabilities through enterprise selling and customer loyalty program functionalities;

•	improving productivity of the existing store base through heightened focus on the selling culture, with emphasis on increased customer conversion;

•	leveraging our current expense infrastructure and taking additional operating costs out of the business, including monitoring and opportunistically closing underperforming stores; and

•	expanding the retail store base over the long term.

Key Performance Indicators

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:

•	comparable sales, which includes comparable store sales and direct-to-consumer sales;

•

store metrics such as comparable store sales, sales per gross square foot, average retail price per unit sold, average transaction values, average units per transaction, traffic conversion rates and store contribution margin (defined as store gross profit less direct costs of running the store);

•	direct-to-consumer metrics such as average order value and demand generated by book, with demand defined as the amount customers seek to purchase without regard to merchandise availability;

•	web metrics such as unique site visits, carts opened and carts converted, and site conversion;

•	fill rate, which is the percentage of any particular order we are able to ship for our direct-to-consumer business, from available on-hand inventory or future inventory orders;

•	gross profit;

•	operating income;

•	inventory turnover and average inventory per store; and

•	cash flow and liquidity determined by the Company’s cash provided by operations.

The discussion below includes references to “comparable store sales.” We consider a store comparable after it has been open for 15 full months without closure for more than seven consecutive days and whose square footage has not been expanded or reduced by more than 25% within the past year. If a store is closed during a fiscal quarter, it is removed from the computation of comparable store sales for that fiscal quarter.

Our fiscal year is on a 52- or 53-week basis and ends on the Saturday nearest to January 31st. The fiscal year ended February 1, 2014 was a 52-week fiscal year, and the fiscal year ending January 31, 2015 will be a 52-week fiscal year.

Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Three Months Ended
	May 3,	May 4,
	2014	2013
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%
Cost of goods sold	78.7%	76.2%

Gross profit	21.3%	23.8%

Operating expenses:
Selling, general and administrative expenses	63.6%	49.7%
Other operating income	(0.9%)	(0.4%)

Total operating expenses	62.7%	49.3%

Operating loss	(41.4%)	(25.5%)
Interest expense	3.3%	0.5%

Loss before income taxes	(44.7%)	(26.0%)
Provision for income taxes	0.1%	0.1%

Loss from continuing operations	(44.8%)	(26.1%)
Loss from discontinued operations	0.0%	(0.1%)

Net loss	(44.8%)	(26.2%)
Preferred stock dividend	(0.9%)	0.0%

Net loss attributable to common stockholders	(45.7%)	(26.2%)

Three Months Ended May 3, 2014 Compared to Three Months Ended May 4, 2013

Net Revenues

Net revenues decreased 26.3% to $25.9 million in the quarter ended May 3, 2014 from $35.2 million in the quarter ended May 4, 2013. The decrease reflects a 24.7% decrease in comparable sales, which includes a comparable store sales decrease of 21% and a 33.1% decrease in direct-to-consumer sales. The decrease in comparable sales was primarily due to reduced website and mall traffic. In addition, catalog circulation for the first quarter of fiscal 2014 decreased 15.2% compared to the prior year period predominantly due to a reduction in unprofitable circulation.

The following table sets forth select operating data in connection with the net revenues of our Company:

	Three Months Ended
	May 3,		May 4,
	2014		2013
Comparable sales (1)	(24.7%)		(9.7%)

Catalogs Mailed (in thousands) (2)	4,163		4,912

Number of Stores:
Beginning of period	101		104
Stores opened	1	*	1	**
Stores closed	3	*	2	**

End of Period	99		103

Total Gross Sq. Ft. End of Period (in thousands)	379.8		397.7

*	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2014.
**	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2013.
(1)	Comparable sales includes comparable store sales and direct-to-consumer sales
(2)	Restated to exclude the Alloy business

Gross Profit

Gross profit for the quarter ended May 3, 2014 was $5.5 million or 21.3% of net revenues as compared to $8.4 million or 23.8% of net revenues in the quarter ended May 4, 2013. As a percent of net revenues, gross profit benefitted from a 260 basis point improvement in reduced obsolescence and other inventory reserves. Merchandise margin rate was down 100 basis points versus the prior year period; however, the rate improved 1,440 basis points over fourth quarter of fiscal 2013. Gross profit included a 450 basis point reduction due to the deleveraging of occupancy costs on lower net revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased to 63.6% of net revenues for the quarter ended May 3, 2014 from 49.7% of net revenues for the quarter ended May 4, 2013. In total dollars, SG&A expenses decreased to $16.5 million in the quarter ended May 3, 2014 from $17.5 million in the quarter ended May 4, 2013. The increase in SG&A expenses as a percent of net revenues reflects the deleveraging of selling, overhead and stock-based compensation expenses on lower net revenues. The reduction in SG&A expenses in dollars reflects reduced overhead and depreciation expenses offset, in part, by an increase in selling and stock-based compensation expenses.

Other Operating Income

Other operating income, which represents breakage income, was $0.2 million for the quarter ended May 3, 2014 as compared to $0.1 million for the quarter ended May 4, 2013.

Operating Loss

Operating loss was $10.7 million for the quarter ended May 3, 2014 as compared to an operating loss of $9.0 million for the quarter ended May 4, 2013.

Interest Expense

Interest expense was $0.9 million in the quarter ended May 3, 2014 compared to $0.2 million for the quarter ended May 4, 2013. Interest expense for the quarter ended May 3, 2014 related to costs associated with our Credit Agreement and Letter of Credit Agreement, and for the quarter ended May 4, 2013 related to costs associated with our GE Agreement. Also included in the first quarter of fiscal 2014 is interest accrued on convertible notes payable of $0.4 million (see Liquidity and Capital Resources section below for additional information on the convertible notes payable).

Provision for Income Taxes

We recorded an income tax provision of $24,000 and $28,000 for the three months ended May 3, 2014 and May 4, 2013, respectively. The Company did not recognize any tax benefit in the three months ended May 3, 2014 and May 4, 2013 for federal taxes; therefore, the valuation allowances increased accordingly.

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

On February 4, 2014, there was an amendment to the Credit Agreement which lowered the total aggregate commitment from $30 million to $25 million. On February 18, 2014, there was another amendment which allows the Company to make dividend payments to the holders of Preferred Stock (as defined below), on a quarterly basis, provided that availability (as defined in the Credit Agreement) is equal to or greater than (1) $5,000,000 immediately prior to such payment and (2) $3,500,000 immediately after giving effect to such payment.

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

As of May 3, 2014, availability under the Credit Agreement was $5.5 million, net of $11.2 million in borrowings. The Credit Agreement requires the Company to have a blocked account arrangement, whereby all cash received is deposited into the blocked account and used to pay down the loan. As a result, the loan payable is classified as a current liability in the accompanying consolidated balance sheet. The effective interest rate on the Credit Agreement during fiscal 2013 was 6.25%. In addition, the Company had $8.9 million in letters of credit outstanding under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement was approximately $9.3 million, which is shown as restricted cash in the accompanying condensed consolidated balance sheet.

Other Sources of Capital

The Company filed a Registration Statement on Form S-3 using a “shelf” registration process which became effective on September 7, 2012, whereby the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Because the publicly-traded float of the Company’s shares of common stock was less than $75 million, unless and until the Company’s public float exceeds $75 million, the Company will be restricted to issuing securities registered under the shelf registration equal to no more than one-third of the value of its public float in any consecutive 12-month period.

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

Concurrently with the closing of the underwritten public offering mentioned above, the Company sold $21.8 million in principal amount of 7.25% convertible notes in a private placement. On October 24, 2013, the Company’s stockholders ratified the issuance of the convertible notes and approved the issuance of the shares of common stock into which the convertible notes were automatically converted. The Company used the net proceeds, after costs and expenses, of $20.0 million for the repayment of outstanding amounts under its Credit Agreement.

On February 18, 2014, we sold and issued in a Private Placement (i) 199,834 shares of Series B preferred stock (“Preferred Stock”) for an aggregate purchase price of $19,983,400, and (ii) an aggregate of $24,116,600 in principal amount of notes (the “Notes”), with the proceeds of the Notes shown as restricted cash in the accompanying condensed consolidated balance sheet. The Notes were mandatorily convertible into 241,166 shares of Preferred Stock upon stockholder approval of the charter amendment to the certificate of incorporation of the Company to increase the number of authorized and unissued shares of common stock. This approval was obtained at our stockholder meeting on June 17, 2014, and thus the Notes converted into 241,166 shares of Preferred Stock. At the time of the conversion of the Notes, the market price of the Company’s common stock was below the conversion price of the Notes; therefore, the Company will record a non-cash benefit in the amount equal to the difference between the market price of the Company’s common stock at conversion and the conversion price of the Notes multiplied by the number of shares of common stock issuable upon conversion of the Preferred Stock. The Preferred Stock has a stated value of $100 per share and each share is convertible at the option of the holder into 125 shares of our common stock (subject to adjustment), plus an amount in cash per share of Preferred Stock equal to accrued but unpaid dividends on such shares through but excluding the applicable conversion date. Based on the $0.75 closing sale price of our common stock on February 18, 2014, the total value of the shares of our common stock issuable upon conversion of the Preferred Stock is $41,343,750.

Holders of Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company, out of any funds legally available therefor, dividends per share of Preferred Stock in an amount equal to 6.0% per annum of the stated value per share. The first date on which dividends are payable is February 18, 2015, and, thereafter, dividends are payable semi-annually in arrears on February 18 and August 18 of each year. Dividends, whether or not declared, begin to accrue and are cumulative from February 18, 2014. If the Company does not pay any dividend in full on any scheduled dividend payment date, then dividends thereafter will accrue at an annual rate of 8.0% of the stated value of the Preferred Stock from such scheduled dividend payment date to the date that all accumulated dividends on the Preferred Stock have been paid in cash in full. In addition, if the Company does not meet minimum borrowing availability tests under the Credit Agreement with Salus, it may not pay dividends on the Preferred Stock.

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

Operating Activities

Net cash used in operating activities of continuing operations was $14.9 million in the three months ended May 3, 2014, compared with $14.4 million in the three months ended May 4, 2013. The cash used in operating activities for the three months ended May 3, 2014 and May 4, 2013 was due primarily to funding the net operating losses, normal seasonal inventory build, and timing of vendor payments.

Investing Activities

Cash used in investing activities of continuing operations was $1.1 million in the three months ended May 3, 2014, compared with $0.4 million in the three months ended May 4, 2013. The cash used in investing activities for the three months ended May 3, 2014 and May 4, 2013 was primarily due to capital expenditures associated with the construction or remodeling of our retail stores.

Financing Activities

Cash provided by financing activities of continuing operations was $15.2 million in the three months ended May 3, 2014, compared with $1.6 million in the three months ended May 4, 2013. The cash provided by financing activities for the three months ended May 3, 2014 was primarily due to proceeds from the issuance of Preferred Stock, offset by net repayments on the Credit Agreement. The cash provided by financing activities for the three months ended May 4, 2013 was due to proceeds from the Credit Agreement.

Contractual Obligations

The following table presents our significant contractual obligations as of May 3, 2014 (in thousands):

	Payments Due By Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Operating Lease Obligations (1)	$66,027	$16,218	$26,939	$14,685	$8,185
Purchase Obligations (2)	22,068	22,068	—	—	—
Future Severance-Related Payments (3)	2,669	2,669	—	—	—

Total	$90,764	$40,955	$26,939	$14,685	$8,185

(1)	Our operating lease obligations are related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments.
(3)	Our future severance-related payments provide for cash severance to certain senior executives of up to one times base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason.” As of May 3, 2014, these cash severance benefits approximated $2.7 million. In the event of a termination following a change in control of the Company, these senior executives will receive, in the aggregate, approximately $2.8 million of cash severance benefits.

We have long-term, non-cancelable operating lease commitments for retail stores and office space.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, catalog costs, inventory valuation, indefinite-lived intangible assets and long-lived asset impairment, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The Company adopted ASU 2013-11 on February 2, 2014 with no significant impact to its condensed consolidated financial statements.

Recently Issued Standards

There were no recently issued accounting standards which are expected to have a material impact on the Company’s financial statements in future periods.

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

From time to time, we have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured financial institutions that are in excess of the federally insured limit. We cannot be assured that we will not experience losses with respect to cash on deposit in excess of the federally insured limits. As of May 3, 2014, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

As of May 3, 2014, we had $11.2 million of outstanding borrowings under our Credit Agreement, thus we are exposed to market risk related to changes in interest rates. Loans under our Credit Agreement bear interest based at variable rates. Accordingly, any increase or decrease in the applicable interest rate on our borrowings under the Credit Agreement would increase or decrease interest expense and, accordingly, affect our net income or loss.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, May 3, 2014, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended May 3, 2014 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. The Company is not a party to any material pending legal proceedings.

The information set forth in Part I, Note 17 to the Notes to Condensed Consolidated Financial Statements contained on page 17 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(A)	Exhibits

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of dELiA*s, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Financial Officer.*

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: June 17, 2014	By:	/s/ Tracy Gardner

Tracy Gardner
Chief Executive Officer

Date: June 17, 2014	By:	/s/ David J. Dick

David J. Dick
Chief Financial Officer