Form 10-Q
period 2014-08-02
dELiAs, Inc.
filed 2014-09-16
CIK 1337885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

As of September 11, 2014 the registrant had 73,218,912 shares of common stock, $.001 par value per share, outstanding.

dELiA*s, Inc.

Item 1.	Financial Statements (unaudited)

dELiA*s, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	August 2, 2014	February 1, 2014	August 3, 2013
	(unaudited)		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,071	$3,280	$4,204
Inventories, net	29,210	19,521	26,776
Prepaid catalog costs	1,225	1,406	1,553
Restricted cash	7,245	8,190	31,838
Other current assets	5,030	5,752	6,385

TOTAL CURRENT ASSETS	45,781	38,149	70,756
PROPERTY AND EQUIPMENT, NET	25,570	27,745	33,606
INTANGIBLE ASSETS, NET	2,419	2,419	2,419
RESTRICTED CASH	1,100	1,203	1,203
OTHER ASSETS	720	863	1,006

TOTAL ASSETS	$75,590	$70,379	$108,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,221	$15,550	$21,483
Bank loan payable	5,408	14,538	9,799
Accrued expenses and other current liabilities	8,261	10,406	11,618
Convertible notes payable	—	—	21,775
Accrued dividend payable	1,195	—	—
Income taxes payable	661	600	666

TOTAL CURRENT LIABILITIES	30,746	41,094	65,341

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	6,804	8,224	9,229

TOTAL LIABILITIES	37,550	49,318	74,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $.001 par value, 25,000,000 shares authorized:
Series B Convertible Preferred stock, (liquidation preference of $43,355) stated value $100 per share, 441,000 shares designated and 421,600, -0- and -0- shares issued and outstanding, respectively	0	—	—
Common Stock; $.001 par value, 200,000,000 shares authorized: 73,243,560; 69,415,451 and 47,822,776 shares outstanding, respectively	73	69	48
Additional paid-in capital	181,128	138,296	114,449
Accumulated deficit	(143,157)	(117,232)	(80,040)
Treasury stock at cost; 6,012; 49,807 and 24,878 shares, respectively	(4)	(72)	(37)

TOTAL STOCKHOLDERS’ EQUITY	38,040	21,061	34,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,590	$70,379	$108,990

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
NET REVENUES	$25,728	$33,167	$51,652	$68,344
Cost of goods sold	21,330	26,233	41,729	53,044

GROSS PROFIT	4,398	6,934	9,923	15,300

Selling, general and administrative expenses	17,550	17,201	34,042	34,693
Other operating income	(214)	(169)	(453)	(315)

TOTAL OPERATING EXPENSES	17,336	17,032	33,589	34,378

OPERATING LOSS	(12,938)	(10,098)	(23,666)	(19,078)
Interest expense	630	987	1,490	1,172

LOSS BEFORE INCOME TAXES	(13,568)	(11,085)	(25,156)	(20,250)
Provision for income taxes	22	25	46	53

LOSS FROM CONTINUING OPERATIONS	(13,590)	(11,110)	(25,202)	(20,303)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(994)	—	(1,016)

NET LOSS	(13,590)	(12,104)	(25,202)	(21,319)
PREFERRED STOCK DIVIDEND	(480)	—	(723)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,070)	$(12,104)	$(25,925)	$(21,319)

BASIC AND DILUTED LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.20)	$(0.35)	$(0.37)	$(0.64)
LOSS FROM DISCONTINUED OPERATIONS	$—	$(0.03)	$—	$(0.03)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.21)	$(0.38)	$(0.38)	$(0.67)
WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	68,202,471	32,025,171	68,178,367	31,763,122

See accompanying Notes to Condensed Consolidated Financial Statements.

dELiA*s, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(25,202)	$(21,319)
Loss from discontinued operations	—	(1,016)

Loss from continuing operations	(25,202)	(20,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,638	4,609
Amortization of deferred financing fees	143	674
Interest related to converted notes	570	—
Stock-based compensation	1,212	588
Changes in operating assets and liabilities:
Inventories	(9,689)	(1,936)
Prepaid catalog costs and other assets	903	(1,797)
Restricted cash	1,048	(11,266)
Income taxes payable	61	43
Accounts payable, accrued expenses and other liabilities	(3,152)	(5,568)

Total adjustments	(5,266)	(14,653)

Net cash used in operating activities of continuing operations	(30,468)	(34,956)
Net cash used in operating activities of discontinued operations	—	(1,266)

NET CASH USED IN OPERATING ACTIVITIES	(30,468)	(36,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,206)	(1,658)

Net cash used in investing activities of continuing operations	(2,206)	(1,658)
Net cash provided by investing activities of discontinued operations	—	2,591

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,206)	933

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	13,926
Proceeds from issuance of Series B preferred stock, net of issuance costs	18,515	—
Purchase of treasury stock	(4)	(37)
Payment of deferred financing fees	—	(1,007)
Net (repayments) borrowings on bank loan payable	(9,130)	9,799
Sale of notes payable, net of issuance costs	23,084	—
Proceeds from sale of convertible notes	—	21,775
Restricted cash	—	(21,775)

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,465	22,681

NET DECREASE IN CASH AND CASH EQUIVALENTS	(209)	(12,608)
CASH AND CASH EQUIVALENTS, beginning of period	3,280	16,812

CASH AND CASH EQUIVALENTS, end of period	$3,071	$4,204

SUPPLEMETAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$772	$1,487
Cash paid during the period for taxes	$70	$61
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred not yet paid	$212	$829
Accrual of dividends payable	$1,195	$—
Conversion of notes payable to preferred stock	$23,084	$—
Conversion of preferred stock to common stock	$1,940	$—
Retirement of treasury stock	$68	$—

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

The accompanying unaudited condensed consolidated financial statements (the “financial statements”) of dELiA*s, Inc. at August 2, 2014 and August 3, 2013 and for the 13-week periods (“three months”) and 26-week periods (“six months”) ended August 2, 2014 and August 3, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain notes and other information have been condensed or omitted from the financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the dELiA*s, Inc. Annual Report on Form 10-K for the fiscal year ended February 1, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at February 1, 2014 and related information presented in the footnotes have been derived from audited consolidated statements at that date. All financial results in these Notes to Condensed Consolidated Financial Statements are for continuing operations only unless otherwise stated.

The results of operations for the three and six months ended August 2, 2014 are not necessarily indicative of the results of operations that may be expected for fiscal 2014.

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

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company incurred a net loss of $25.2 million and negative cash flows from operations of $30.5 million for the six months ended August 2, 2014. If the Company’s current business trend continues, the Company will not have sufficient liquidity to meet its anticipated cash requirements through the next twelve months. The speed of the Company’s turnaround in a difficult retail environment with reduced website and mall traffic has been slower than expected. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company would need to seek either additional equity or debt financing, restructure existing debt, adopt cost-cutting measures, or sell/merge the Company to sufficiently extend its cash and liquidity. There can be no assurance, however, that any of these alternatives will be successfully completed on terms acceptable to the Company or that the Company can implement cost-cutting measures sufficient to extend its cash and liquidity. Management is currently considering various financing alternatives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s common stock is currently traded on the Nasdaq Global Market. Nasdaq has requirements the Company must meet in order to remain listed on the Nasdaq Global Market, including that the Company maintain a minimum closing bid price of $1.00 per share of its common stock. On May 7, 2014, the Company received a notification letter from The NASDAQ OMX Group (“Nasdaq”) indicating that the bid price of its common stock for the 30 consecutive business days prior to May 6, 2014 had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5450(a)(1). The Company has been provided a period of 180 calendar days, or until November 3, 2014, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has regained compliance if at any time before November 3, 2014, the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. If the Company is unable to regain compliance, its common stock may be delisted from the Nasdaq Global Market and transferred to a listing on the Nasdaq Capital Market, or delisted from Nasdaq altogether. There can be no assurance that the Company will be able to maintain compliance with the requirements for listing its common stock on the Nasdaq Global Market, or the Company would be eligible for transfer to the Nasdaq Capital Market and remain in compliance with the requirements for listing on that market. The failure to maintain its listing on the Nasdaq Global Market or to qualify for listing on the Nasdaq Capital Market could have an adverse effect on the market price and liquidity of its shares of common stock.

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

Loss from discontinued operations, net of taxes, was $-0- for both the three and six months ended August 2, 2014, and $1.0 million for both the three and six months ended August 3, 2013.

Discontinued operations were comprised of (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net revenues	$—	$2,813	$—	$12,586
Cost of goods sold	—	2,021	—	8,445

Gross profit	—	792	—	4,141

Selling, general and administrative expenses	—	1,803	—	5,239
Other operating income	—	(17)	—	(82)

Total expenses	—	1,786	—	5,157

Operating loss	—	(994)	—	(1,016)
Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of income taxes	$—	$(994)	$—	$(1,016)

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

Recently Issued Standards

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2014-15.

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

The carrying amounts in our financial instruments, including cash and cash equivalents, receivables, payables and bank loan payable approximated fair value due to the short maturity of these financial instruments.

There were no impairment charges related to property and equipment or indefinite-lived intangibles in the three and six month periods ended August 2, 2014 and August 3, 2013.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, credit card receivables and highly liquid investments with original maturities of three months or less. Credit card receivable balances included in cash and cash equivalents as of August 2, 2014, February 1, 2014 and August 3, 2013 were approximately $1.4 million, $0.8 million and $1.7 million, respectively.

5. Restricted Cash

Restricted cash consists of cash collateral for letters of credit and proceeds from the issuance of convertible notes payable (see Note 13), and is shown either as current or non-current, depending on the expiration provisions of the letter of credit or the maturity of the notes. As of August 2, 2014, February 1, 2014 and August 3, 2013 current restricted cash was $7.2 million, $8.2 million and $31.8 million, respectively, and non-current restricted cash was $1.1 million, $1.2 million and $1.2 million, respectively.

6. Inventories

Inventories, which consist of finished goods, including certain capitalized expenses, are stated at the lower of cost (first-in, first-out method) or market value. Inventories may include items that have been written down to our best estimate of their net realizable value. Our decisions to write down and establish valuation allowances against our merchandise inventories are based on our current rate of sale, the age of the inventory and other factors. As of August 2, 2014, February 1, 2014 and August 3, 2013, inventory markdown reserves were $1.6 million, $2.0 million and $1.8 million, respectively. Actual final sales prices to customers may be higher or lower than our estimated sales prices and could result in a fluctuation in gross profit in subsequent periods.

7. Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. We compute diluted earnings per share arising from stock options, warrants and unvested restricted stock using the treasury stock method or, in the case of convertible securities and convertible notes payable, using the if-converted method. In accordance with ASC Topic 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive.

The total number of potential common shares with an anti-dilutive impact, due to the net losses in such periods, and therefore excluded from the calculation of diluted earnings per share, is detailed in the following table (in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Stock options	3,419	4,099	3,419	4,099
Warrants	215	215	215	215
Restricted stock	2,620	1,143	2,620	1,143
Convertible preferred stock	52,700	—	52,700	—
Convertible notes payable	—	20,738	—	20,738

Total	58,954	26,195	58,954	26,195

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	August 2,	February 1,	August 3,
	2014	2014	2013
Construction in progress	$1,088	$1,182	$584
Computer equipment	14,344	14,176	13,733
Machinery and equipment	94	94	99
Office furniture and store fixtures	16,695	17,014	18,485
Leasehold improvements	50,901	52,086	53,700
Building	7,559	7,559	7,559
Land	500	500	500

	91,181	92,611	94,660
Less: accumulated depreciation and amortization	(65,611)	(64,866)	(61,054)

	$25,570	$27,745	$33,606

Depreciation and amortization expense related to property and equipment was approximately $2.0 million and $3.6 million for the three and six months ended August 2, 2014, respectively, and $2.1 million and $4.6 million for the three and six months ended August 3, 2013, respectively. During the three months ended August 2, 2014, approximately $2.9 million of fully depreciated assets no longer in use were written off.

There were no long-lived asset impairment charges for the three and six months ended August 2, 2014 and August 3, 2013.

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

On June 14, 2013, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with Salus in its capacity as a lender, the “Lenders”). The Credit Agreement initially provided for a total aggregate commitment of the Lenders of $30 million. On February 4, 2014, there was an amendment to the Credit Agreement which lowered the total aggregate commitment from $30 million to $25 million. The Credit Agreement has a term of four years and matures on June 14, 2017. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

The Credit Agreement provides for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the Credit Agreement as well as other customary fees and expenses. Interest accrues on the outstanding principal amount of the revolving credit loans at an annual rate equal to the greater of (a) the Base Rate (as defined in the Credit Agreement) plus 3% and (b) 6.25%. The Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Credit Agreement.

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

On February 18, 2014, the Credit Agreement was amendment to allow the Company to make dividend payments to the holders of Preferred Stock (as defined in Note 13), on a quarterly basis, provided that availability (as defined in the Credit Agreement) is equal to or greater than (1) $5.0 million immediately prior to such payment and (2) $3.5 million immediately after giving effect to such payment.

Concurrently with the execution of the Credit Agreement, the GE Agreement was terminated and replaced with a letter of credit agreement with GE Capital (“Letter of Credit Agreement”). The Letter of Credit Agreement provides for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $15 million or (b) an amount equal to a specified percentage of cash collateral held by GE Capital. The cash collateral is required in an amount equal to 105% of the face amount of outstanding letters of credit issued. The Letter of Credit Agreement provides for a payment by the Company of a fee of 0.375% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 1.75% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations. The Letter of Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Letter of Credit Agreement.

As of August 2, 2014, availability under the Credit Agreement was $16.0 million, net of $5.4 million in borrowings. The Credit Agreement requires the Company to have a blocked account arrangement, whereby all cash received is deposited into the blocked account and used to pay down the loan. As a result, the loan payable is classified as a current liability in the accompanying condensed consolidated balance sheet. The effective interest rate on the Credit Agreement for the three and six months ended August 2, 2014 and August 3, 2013 was 6.25%. In addition, the Company had $7.9 million in letters of credit outstanding under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement was approximately $8.3 million, which is shown as restricted cash in the accompanying condensed consolidated balance sheet.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 2, 2014	February 1, 2014	August 3, 2013
Credits due to customers	$3,033	$3,813	$3,778
Accrued payroll, bonus, taxes and withholdings	624	815	1,065
Allowance for sales returns	353	315	459
Short-term deferred rent	749	611	560
Short-term tenant allowances	955	1,012	1,012
Accrued sales tax	269	218	352
Accrued capital expenditures	81	799	605
Other accrued expenses	2,197	2,823	3,787

	$8,261	$10,406	$11,618

11. Deferred Credits and Other Long-Term Liabilities

Deferred credits and other long-term liabilities consist primarily of long-term portions of deferred rent and tenant allowances. We occupy our retail stores and home office under operating leases generally with terms of seven to ten years. Some of these retail store leases have early cancellation clauses which permit the lease to be terminated if certain sales levels are not met in specific periods. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the lease agreements have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with date of possession. This includes any lease renewals deemed to be probable. In addition, we receive cash allowances from our landlords on certain properties and have reported these amounts as tenant allowances which are amortized to rent expense over the term of the lease, also commencing with date of possession. Included in deferred credits at August 2, 2014, February 1, 2014 and August 3, 2013 was approximately $3.3 million, $4.1 million, and $4.6 million, respectively, of deferred rent liability, and approximately $2.5 million, $3.2 million, and $3.7 million, respectively, of tenant allowances.

12. Share-Based Compensation

Under the dELiA*s, Inc. Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”), we were authorized to grant incentive stock options, nonqualified stock options and restricted stock to employees (including officers), non-employee directors and consultants. Grants for stock options generally vest and become exercisable annually in equal installments over a four-year period and expire 10 years after the grant date, while restricted stock generally vests and becomes exercisable in equal installments over a three-year period.

On April 2, 2014, the Board of Directors approved the dELiA*s, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) which replaced the 2005 Plan when stockholder approval was received on June 17, 2014. No additional equity awards will be granted under the 2005 Plan, although all options outstanding under the 2005 Plan remain outstanding in accordance with their terms and the terms of the 2005 Plan. A total of 8,000,000 shares of common stock are subject to the 2014 Plan, as well as an indeterminate number of shares of common stock that are subject to awards under the 2005 Plan that expire, lapse, terminate, are forfeited or settled in cash, are exchanged for awards not covering shares of common stock, are not issued as a result of a net exercise or settlement of such award, or are tendered to pay the exercise price, purchase price or withholding taxes related to such award. The 2014 Plan permits the grant of stock options, stock appreciation rights and stock awards, including restricted stock and restricted stock units.

The Company accounts for share-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires share-based compensation for equity awards to be measured based on estimated fair values at the date of grant.

The Company recorded stock-based compensation expense (including expense for restricted stock) of $0.6 million and $1.2 million for three and six months ended August 2, 2014, respectively, and $0.4 million and $0.6 million for the three and six months ended August 3, 2013, respectively, related to employee and non-employee directors share-based awards and such expense is included in selling, general and administrative expense in our consolidated condensed statements of operations.

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term as well as the dividend yield and risk-free interest rate.

Amounts included in stock-based compensation expense related to stock option awards were $0.2 million and $0.3 million for the three and six months ended August 2, 2014, respectively, and $0.1 million and $0.2 million for the three and six months ended August 3, 2013, respectively.

The per share weighted average fair value of stock options granted during the six months ended August 2, 2014 was $0.53. The fair value of each option grant during the six months ended August 2, 2014 was estimated on the date of grant with the following weighted average assumptions:

Six Months Ended
August 2, 2014
Dividend yield	—
Risk-free interest rate	2.2%
Expected life (in years)	6.25
Historical volatility	64%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

		Weighted-
		Average
		Exercise Price
	Options	per Option
Options outstanding as of February 1, 2014	3,339,413	$1.87
Options granted	267,000	0.87
Options exercised	—	—
Options cancelled or expired	(187,136)	2.98

Outstanding as of August 2, 2014	3,419,277	$1.73

Exercisable as of August 2, 2014	1,378,651	$2.74

As of August 2, 2014, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

The fair value of restricted stock awards is calculated based on the stock price on the date of the grant. The weighted average grant date fair values for restricted stock issued during the six months ended August 2, 2014 was $0.90.

Amounts included in stock-based compensation expense related to restricted stock awards were $0.4 million and $0.8 million for the three and six months ended August 2, 2014, respectively, and $0.1 million and $0.2 million for the three and six months ended August 3, 2013, respectively.

A summary of the Company’s restricted stock activity and weighted average grant date fair values is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 1, 2014	1,486,598	$0.97
Granted	1,325,000	0.90
Vested	(191,667)	0.87
Forfeited	—	—

Outstanding at August 2, 2014	2,619,931	$0.94

As of August 2, 2014, there was approximately $1.5 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.

13. Stockholders’ equity

Rights Offering

On December 30, 2005, we filed a prospectus under which we distributed to persons who were holders of our common stock on December 28, 2005 transferable rights to purchase up to an aggregate of 2,691,790 shares of our common stock at a cash subscription price of $7.43 per share. The rights offering was made to fund the costs and expenses of our retail store expansion plan and to provide funds for general corporate purposes following the Spinoff. MLF Investments, LLC (“MLF”), which was controlled by Matthew L. Feshbach, our former Chairman of the Board, agreed to backstop the rights offering, meaning MLF agreed to purchase all shares of our common stock that remained unsold upon completion of the rights offering at the same $7.43 subscription price per share. The rights offering was completed in February 2006 with $20 million of gross proceeds. The stockholders exercised subscription rights to purchase 2,040,570 shares of dELiA*s, Inc. common stock, of the 2,691,790 shares offered in the rights offering, raising a total of $15.2 million. On February 24, 2006, MLF purchased the remaining 651,220 shares for a total of $4.8 million. MLF received as compensation for its backstop commitment a nonrefundable fee of $50,000 and ten-year warrants to purchase 215,343 shares of our common stock at an exercise price of $7.43 per share. The warrants had a grant date fair value of approximately $0.9 million and were recorded as a cost of raising capital. The MLF warrants were subsequently split so that MLF Offshore Portfolio Company, LP owned warrants to purchase 206,548 shares of our common stock and MLF Partners 100, LP owned warrants to purchase 8,795 shares of our common stock. Such warrants were distributed on a pro-rata basis to investors as part of the winding up of operations of MLF and its affiliated funds. All 215,343 warrants were outstanding as of August 2, 2014 and August 3, 2013.

Shelf Registration Statement

The Company’s Registration Statement on Form S-3 became effective on September 7, 2012, whereby the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Unless and until the market value of the Company’s common stock held by non-affiliates is $75 million or more, the Company is restricted to issuing securities registered under the shelf registration equal to no more than one-third of the market value of its common stock held by non-affiliates in any consecutive 12-month period.

On July 31, 2013, the Company closed on an underwritten public offering of 15,025,270 shares of its common stock at an offering price of $1.05 per share, resulting in gross proceeds of $15.8 million pursuant to the shelf registration statement. The Company used the net proceeds, after issuance costs, of $13.9 million to reduce borrowings under its Credit Agreement.

Concurrently with the closing of the underwritten public offering mentioned above, the Company sold $21.8 million in aggregate principal amount of 7.25% convertible notes in a private placement. On October 24, 2013, the Company’s stockholders ratified the issuance of the convertible notes and approved the issuance of the shares of common stock into which the convertible notes were automatically converted. The Company used the net proceeds, after costs and expenses, of $20.0 million to reduce borrowings under its Credit Agreement.

Common Stock

During the three and six months ended August 2, 2014, the Company issued 34,196 and 84,121 shares, respectively, of common stock in lieu of cash payments to members of the Board of Directors for directors’ fees valued at approximately $22,000 and $68,000, respectively. During both the three and six months ended August 3, 2013, the Company issued 58,838 shares of common stock in lieu of cash payments to members of the Board of Directors for directors’ fees valued at approximately $58,000. In addition, during both the three and six months ended August 3, 2013, the Company issued 66,668 shares of common stock in lieu of cash compensation to certain employees valued at approximately $0.1 million.

Preferred Stock

The Company is authorized to issue, without stockholder approval, up to 25,000,000 shares of preferred stock (which includes 1,000,000 shares of Series A junior participating preferred stock), $0.001 par value per share, having rights senior to those of the common stock.

Private Placement of Preferred Stock and Convertible Notes

On February 18, 2014, the Company sold and issued in a Private Placement (i) 199,834 shares of Series B convertible preferred stock (“Preferred Stock”) for an aggregate purchase price of $19,983,400, and (ii) an aggregate of $24,116,600 in principal amount of secured convertible notes (the “Notes”). The Notes were mandatorily convertible into 241,166 shares of Preferred Stock upon stockholder approval of the charter amendment to the certificate of incorporation of the Company to increase the number of authorized and unissued shares of common stock. This approval was obtained at the Company’s stockholder meeting on June 17, 2014, and thus the Notes converted into 241,166 shares of Preferred Stock. The Preferred Stock has a stated value of $100 per share and each share is convertible at the option of the holder into 125 shares of common stock (subject to adjustment), plus an amount in cash per share of Preferred Stock equal to accrued but unpaid dividends on such shares through but excluding the applicable conversion date.

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

On July 30, 2014, 19,400 shares of Preferred Stock were converted into 2,425,000 shares of common stock. Since dividends are not payable until February 18, 2015, the Company is accruing interest at 8% on the dividend accrued through the conversion date until the dividend is paid. The interest accrued on the dividend payable related to the converted shares at August 2, 2014 was not material.

14. Interest Expense

Interest expense for the three and six months ended August 2, 2014 related to costs associated with our Credit Agreement, Letter of Credit Agreement and Notes. Interest expense for the three and six months ended August 3, 2013 related to costs associated with our Credit Agreement, Letter of Credit Agreement, GE Agreement and 7.25% convertible notes. Interest expense for the three and six months ended August 2, 2014 was $0.6 million and $1.5 million, respectively, and for the three and six months ended August 3, 2013 was $1.0 million and $1.2 million, respectively. Included in the three and six months ended August 2, 2014 is interest expense on the Notes payable of $0.2 million and $0.6 million, respectively (see Note 13 above for additional information on the Notes).

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

Prior to the Spinoff, we and Alloy, LLC entered into the following agreements that define our ongoing relationships after the Spinoff: a distribution agreement, tax separation agreement, trademark agreement, and information technology and intellectual property agreement.

16. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the three and six months ended August 2, 2014 was an expense of 0.2% and 0.2%, respectively, and for the three and six months ended August 3, 2013 was an expense of 0.2% and 0.3%, respectively. The Company did not recognize any tax benefit in the three and six months ended August 2, 2014 or August 3, 2013 for federal taxes; therefore, the valuation allowance increased accordingly. As a result, the effective income tax rate is lower than what would be expected if the federal statutory rate were applied to loss before income taxes. The Company recognized tax expense related to certain state taxes.

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

At August 2, 2014, the Company had a liability for unrecognized tax benefits of approximately $0.5 million, $0.4 million of which would favorably affect the Company’s effective tax rate if recognized. Included within the $0.5 million is an accrual of approximately $0.2 million for the payment of related interest and penalties. There were no material changes to the Company’s unrecognized tax benefits during the three and six months ended August 2, 2014. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Forward-Looking Statements.”

Executive Summary

dELiA*s, Inc. is an omni-channel retail company with a lifestyle brand marketing and catering to teenage girls. We operate the dELiA*s brand, which we believe is a well-established, differentiated, lifestyle brand. We generate revenues by selling our own proprietary brand products as well as brand-name products directly to consumers in key spending categories, including apparel and accessories, through our e-commerce website, direct mail catalogs and mall-based retail stores.

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

Results of Operations

The following table sets forth our statements of operations data for the periods indicated, reflected as a percentage of revenues:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
STATEMENTS OF OPERATIONS DATA:
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.9%	79.1%	80.8%	77.6%

Gross profit	17.1%	20.9%	19.2%	22.4%

Operating expenses:
Selling, general and administrative expenses	68.2%	51.9%	65.9%	50.8%
Other operating income	(0.8%)	(0.5%)	(0.9%)	(0.5%)

Total operating expenses	67.4%	51.4%	65.0%	50.3%

Operating loss	(50.3%)	(30.5%)	(45.8%)	(27.9%)
Interest expense	2.4%	3.0%	2.9%	1.7%

Loss before income taxes	(52.7%)	(33.5%)	(48.7%)	(29.6%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%

Loss from continuing operations	(52.8%)	(33.6%)	(48.8%)	(29.7%)
Loss from discontinued operations	0.0%	(3.0%)	0.0%	(1.5%)

Net loss	(52.8%)	(36.6%)	(48.8%)	(31.2%)
Preferred stock dividend	(1.9%)	0.0%	(1.4%)	0.0%

Net loss attributable to common stockholders	(54.7%)	(36.6%)	(50.2%)	(31.2%)

Three Months Ended August 2, 2014 Compared to Three Months Ended August 3, 2013

Net Revenues

Net revenues decreased 22.4% to $25.7 million in the three months ended August 2, 2014 from $33.2 million in the three months ended August 3, 2013. The decrease reflects a 17.5% decrease in comparable sales, which includes a comparable store sales decrease of 12.4% and a 33.3% decrease in direct-to-consumer sales. The decrease in comparable sales was primarily due to reduced website and mall traffic. In addition, catalog circulation for the second quarter of fiscal 2014 decreased 24.9% compared to the prior year period predominantly due to the reduction of a sale catalog and non-productive remails.

The following table sets forth select operating data in connection with the net revenues of our Company:

	Three Months Ended			Six Months Ended
	August 2,	August 3,		August 2,		August 3,
	2014	2013		2014		2013
Comparable sales (1)	(17.5%)	(17.1%)		(20.4%)		(13.4%)

Catalogs Mailed (in thousands) (2)	3,215	4,282		7,378		9,194

Number of Stores:
Beginning of period	99	103		101		104
Stores opened	1	1	**	2	*	2	***
Stores closed	5	1	**	8	*	3	***

End of Period	95	103		95		103

Total Gross Sq. Ft. End of Period (in thousands)	362.0	397.5		362.0		397.5

*	Totals include one store that was closed and relocated to an alternative site in the same mall during the first quarter of fiscal 2014.
**	Totals include one store that was closed and relocated to an alternative site in the same mall during the second quarter of fiscal 2013.
***	Totals include two stores that were closed and relocated to alternative sites in the same malls during the first half of fiscal 2013.
(1)	Comparable sales includes comparable store sales and direct-to-consumer sales
(2)	Restated to exclude the Alloy business

Gross Profit

Gross profit for the three months ended August 2, 2014 was $4.4 million or 17.1% of net revenues as compared to $6.9 million or 20.9% of net revenues in the three months ended August 3, 2013. The gross profit decline was primarily due to 500 basis points of deleverage of occupancy, merchandising and distribution costs on lower revenues. This was partially offset by a 150 basis point improvement in merchandise margin.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased to 68.2% of net revenues for the three months ended August 2, 2014 from 51.9% of net revenues for the three months ended August 3, 2013. In total dollars, SG&A expenses increased to $17.6 million in the three months ended August 2, 2014 from $17.2 million in the three months ended August 3, 2013. The increase in SG&A expenses as a percent of net revenues reflects the deleveraging of selling, overhead, depreciation and stock-based compensation expenses on lower net revenues. The SG&A expenses in dollars increased predominantly as a result of marketing initiatives related to our social media and e-commerce business as well as stock-based compensation expense.

Other Operating Income

Other operating income, which represents breakage income, was $0.2 million for both the three months ended August 2, 2014 and August 3, 2013.

Operating Loss

Operating loss was $12.9 million for the three months ended August 2, 2014 as compared to an operating loss of $10.1 million for the three months ended August 3, 2013.

Interest Expense

Interest expense was $0.6 million in the three months ended August 2, 2014 compared to $1.0 million for the three months ended August 3, 2013. Interest expense for the three months ended August 2, 2014 related to costs associated with our Credit Agreement, Letter of Credit Agreement and the secured convertible notes, and for the three months ended August 3, 2013 related to costs associated with our Credit Agreement, Letter of Credit Agreement, GE Agreement and the 7.25% convertible notes. Also included in the second quarter of fiscal 2014 is interest accrued on secured convertible notes payable of $0.2 million (see Liquidity and Capital Resources section below for additional information on the secured convertible notes payable).

Provision for Income Taxes

We recorded an income tax provision of $22,000 and $25,000 for the three months ended August 2, 2014 and August 3, 2013, respectively. The Company did not recognize any tax benefit in the three months ended August 2, 2014 and August 3, 2013 for federal taxes; therefore, the valuation allowances increased accordingly.

Six Months Ended August 2, 2014 Compared to Six Months Ended August 3, 2013

Net Revenues

Net revenues decreased 24.4% to $51.7 million in the six months ended August 2, 2014 from $68.3 million in the six months ended August 3, 2013. The decrease reflects a 20.4% decrease in comparable sales, which includes a comparable store sales decrease of 16.8% and a 30.5% decrease in direct-to-consumer sales. The decrease in comparable sales was primarily due to reduced website and mall traffic. In addition, catalog circulation for the first six months of fiscal 2014 decreased 19.8% compared to the prior year period predominantly due to the reduction of a sale catalogs and non-productive remails.

Gross Profit

Gross profit for the six months ended August 2, 2014 was $9.9 million or 19.2% of net revenues as compared to $15.3 million or 22.4% of net revenues in the six months ended August 3, 2013. As a percent of net revenues, the gross profit decline was primarily due to 600 basis points of deleverage of occupancy, merchandising and distribution costs on lower revenues. Merchandise margin rate was up 20 basis points versus the prior year period. In addition, there was a 210 basis point reduction in markdowns and other inventory reserves and 110 basis point reduction in shipping and handling costs.

Selling, General and Administrative

SG&A expenses increased to 65.9% of net revenues for the six months ended August 2, 2014 from 50.8% of net revenues for the six months ended August 3, 2013. In total dollars, SG&A expenses decreased to $34.0 million in the six months ended August 2, 2014 from $34.7 million in the six months ended August 3, 2013. The increase in SG&A expenses as a percent of net revenues reflects the deleveraging of selling, overhead, stock-based compensation and depreciation expenses on lower net revenues. The reduction in SG&A expenses in dollars reflects reduced store, overhead and depreciation expenses offset, in part, by an increase in marketing initiatives related to our social media and e-commerce business, and stock-based compensation expenses.

Other Operating Income

Other operating income, which represents breakage income, was $0.5 million for the six months ended August 2, 2014 as compared to $0.3 million for the six months ended August 3, 2013.

Operating Loss

Operating loss was $23.7 million for the six months ended August 2, 2014 as compared to an operating loss of $19.1 million for the six months ended August 3, 2013.

Interest Expense

Interest expense was $1.5 million in the six months ended August 2, 2014 compared to $1.2 million for the six months ended August 3, 2013. Interest expense for the six months ended August 2, 2014 related to costs associated with our Credit Agreement, Letter of Credit Agreement and secured convertible notes, and for the six months ended August 3, 2013 related to costs associated with our Credit Agreement, Letter of Credit Agreement, GE Agreement and 7.25% convertible notes. Also included in the first six months of fiscal 2014 is interest accrued on secured convertible notes payable of $0.6 million (see Liquidity and Capital Resources section below for additional information on the secured convertible notes payable).

Provision for Income Taxes

We recorded an income tax provision of $46,000 and $0.1 million for the six months ended August 2, 2014 and August 3, 2013, respectively. The Company did not recognize any tax benefit in the six months ended August 2, 2014 and August 3, 2013 for federal taxes; therefore, the valuation allowances increased accordingly.

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

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company incurred a net loss of $25.2 million and negative cash flows from operations of $30.5 million for the six months ended August 2, 2014. If the Company’s current business trend continues, the Company will not have sufficient liquidity to meet its anticipated cash requirements through the next twelve months. The speed of the Company’s turnaround in a difficult retail environment with reduced website and mall traffic has been slower than expected. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company would need to seek either additional equity or debt financing, restructure existing debt, adopt cost-cutting measures, or sell/merge the Company to sufficiently extend its cash and liquidity. There can be no assurance, however, that any of these alternatives will be successfully completed on terms acceptable to the Company or that the Company can implement cost-cutting measures sufficient to extend its cash and liquidity. Management is currently considering various financing alternatives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s common stock is currently traded on the Nasdaq Global Market. Nasdaq has requirements the Company must meet in order to remain listed on the Nasdaq Global Market, including that the Company maintain a minimum closing bid price of $1.00 per share of its common stock. On May 7, 2014, the Company received a notification letter from The NASDAQ OMX Group (“Nasdaq”) indicating that the bid price of its common stock for the 30 consecutive business days prior to May 6, 2014 had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5450(a)(1). The Company has been provided a period of 180 calendar days, or until November 3, 2014, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has regained compliance if at any time before November 3, 2014, the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. If the Company is unable to regain compliance, its common stock may be delisted from the Nasdaq Global Market and transferred to a listing on the Nasdaq Capital Market, or delisted from Nasdaq altogether. There can be no assurance that the Company will be able to maintain compliance with the requirements for listing its common stock on the Nasdaq Global Market, or the Company would be eligible for transfer to the Nasdaq Capital Market and remain in compliance with the requirements for listing on that market. The failure to maintain its listing on the Nasdaq Global Market or to qualify for listing on the Nasdaq Capital Market could have an adverse effect on the market price and liquidity of its shares of common stock.

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

On June 14, 2013, the Company and certain of its wholly-owned subsidiaries entered into a new credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), as a lender and as agent for the financial institutions from time to time party to the Credit Agreement (together with Salus in its capacity as a lender, the “Lenders”). The Credit Agreement initially provided for a total aggregate commitment of the Lenders of $30 million. On February 4, 2014, there was an amendment to the Credit Agreement which lowered the total aggregate commitment from $30 million to $25 million. The Credit Agreement has a term of four years and matures on June 14, 2017. The obligations of the borrowers under the Credit Agreement are secured by substantially all property and assets of the Company and certain of its subsidiaries.

The Credit Agreement provides for the payment by the Company of a fee of 0.375% per annum on the average unused portion of the Credit Agreement as well as other customary fees and expenses. Interest accrues on the outstanding principal amount of the revolving credit loans at an annual rate equal to the greater of (a) the Base Rate (as defined in the Credit Agreement) plus 3% and (b) 6.25%. The Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Credit Agreement.

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

On February 18, 2014, the Credit Agreement was amendment to allow the Company to make dividend payments to the holders of Preferred Stock (as defined below), on a quarterly basis, provided that availability (as defined in the Credit Agreement) is equal to or greater than (1) $5.0 million immediately prior to such payment and (2) $3.5 million immediately after giving effect to such payment.

Concurrently with the execution of the Credit Agreement, the GE Agreement was terminated and replaced with a letter of credit agreement with GE Capital (“Letter of Credit Agreement”). The Letter of Credit Agreement provides for a maximum aggregate face amount of letters of credit that may be issued, to be the lesser of (a) $15 million or (b) an amount equal to a specified percentage of cash collateral held by GE Capital. The cash collateral is required in an amount equal to 105% of the face amount of outstanding letters of credit issued. The Letter of Credit Agreement provides for a payment by the Company of a fee of 0.375% per annum on the average unused portion of the Letter of Credit Agreement, a letter of credit fee of 1.75% per annum on the average outstanding face amount of letters of credit issued under the Letter of Credit Agreement, as well as other customary fees and expenses. None of the other assets or properties of the Company, or any of its subsidiaries or affiliates, were pledged as collateral for these obligations. The Letter of Credit Agreement does not contain any financial covenants with which the Company or any of its subsidiaries or affiliates has to comply during the term of the Letter of Credit Agreement.

As of August 2, 2014, availability under the Credit Agreement was $16.0 million, net of $5.4 million in borrowings. The Credit Agreement requires the Company to have a blocked account arrangement, whereby all cash received is deposited into the blocked account and used to pay down the loan. As a result, the loan payable is classified as a current liability in the accompanying condensed consolidated balance sheet. The effective interest rate on the Credit Agreement for the three and six months ended August 2, 2014 was 6.25%. In addition, the Company had $7.9 million in letters of credit outstanding under the Letter of Credit Agreement and the cash collateral required to secure the Company’s obligations under the Letter of Credit Agreement was approximately $8.3 million, which is shown as restricted cash in the accompanying condensed consolidated balance sheet.

Other Sources of Capital

The Company’s Registration Statement on Form S-3 became effective on September 7, 2012, whereby the Company may issue up to $30 million of its common stock, preferred stock, warrants, rights, units or preferred stock purchase rights in one or more offerings, in amounts, at prices, and terms that will be determined at the time of the offering. Unless and until the market value of the Company’s common stock held by affiliates is $75 million or more, the Company is restricted to issuing securities registered under the shelf registration equal to no more than one-third of the market value of its common stock held by non affiliates in any consecutive 12-month period.

On July 31, 2013, the Company closed on an underwritten public offering of 15,025,270 shares of its common stock at an offering price of $1.05 per share, resulting in gross proceeds of $15.8 million pursuant to the shelf registration statement. The Company used the net proceeds, after issuance costs, of $13.9 million to reduce borrowings under its Credit Agreement.

Concurrently with the closing of the underwritten public offering mentioned above, the Company sold $21.8 million in aggregate principal amount of 7.25% convertible notes in a private placement. On October 24, 2013, the Company’s stockholders ratified the issuance of the convertible notes and approved the issuance of the shares of common stock into which the convertible notes were automatically converted. The Company used the net proceeds, after costs and expenses, of $20.0 million to reduce borrowings under its Credit Agreement.

On February 18, 2014, the Company sold and issued in a Private Placement (i) 199,834 shares of Series B convertible preferred stock (“Preferred Stock”) for an aggregate purchase price of $19,983,400, and (ii) an aggregate of $24,116,600 in principal amount of secured convertible notes (the “Notes”). The Notes were mandatorily convertible into 241,166 shares of Preferred Stock upon stockholder approval of the charter amendment to the certificate of incorporation of the Company to increase the number of authorized and unissued shares of common stock. This approval was obtained at the Company’s stockholder meeting on June 17, 2014, and thus the Notes converted into 241,166 shares of Preferred Stock. The Preferred Stock has a stated value of $100 per share and each share is convertible at the option of the holder into 125 shares of common stock (subject to adjustment), plus an amount in cash per share of Preferred Stock equal to accrued but unpaid dividends on such shares through but excluding the applicable conversion date.

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

Operating Activities

Net cash used in operating activities of continuing operations was $30.5 million in the six months ended August 2, 2014, compared with $35.0 million in the six months ended August 3, 2013. The cash used in operating activities for the six months ended August 2, 2014 was due primarily to funding the net operating losses, normal seasonal inventory build (although higher than the prior year due to a shift in the timing of Fall product), and timing of vendor payments. The cash used in operating activities for the six months ended August 3, 2013 was due primarily to funding the net operating losses, funding of restricted cash to support our outstanding letters of credit, normal seasonal inventory build, and timing of vendor payments.

Investing Activities

Cash used in investing activities of continuing operations was $2.2 million in the six months ended August 2, 2014, compared with $1.7 million in the six months ended August 3, 2013. The cash used in investing activities for the six months ended August 2, 2014 was primarily due to capital expenditures associated with the construction or remodeling of our retail stores and upgrades to our systems to support our retail and e-commerce businesses. The cash used in investing activities for the six months ended August 3, 2013 was primarily due to capital expenditures associated with the construction or remodeling of our retail stores.

Financing Activities

Cash provided by financing activities of continuing operations was $32.5 million in the six months ended August 2, 2014, compared with $22.7 million in the six months ended August 3, 2013. The cash provided by financing activities for the six months ended August 2, 2014 was primarily due to proceeds from the issuance of Preferred Stock (which included the conversion of the secured convertible notes into Preferred Stock), offset by net repayments on the Credit Agreement. The cash provided by financing activities for the six months ended August 3, 2013 was due to proceeds from the underwritten public offering (which included the 7.25% convertible notes) and proceeds from bank borrowings offset by costs associated with the Credit Agreement.

Contractual Obligations

The following table presents our significant contractual obligations as of August 2, 2014 (in thousands):

	Payments Due By Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Operating Lease Obligations (1)	$60,197	$15,771	$24,299	$13,203	$6,924
Purchase Obligations (2)	16,658	16,658
Future Severance-Related Payments (3)	2,506	2,506

Total	$79,361	$34,935	$24,299	$13,203	$6,924

(1)	Our operating lease obligations are related to dELiA*s retail stores and our corporate headquarters.
(2)	Our purchase obligations are primarily related to inventory commitments.
(3)	Our future severance-related payments provide for cash severance to certain senior executives of up to one times base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason.” As of August 2, 2014, these cash severance benefits approximated $2.5 million. In the event of a termination following a change in control of the Company, these senior executives will receive, in the aggregate, approximately $2.6 million of cash severance benefits.

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

Recently Issued Standards

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

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

Forward-Looking Statements

In order to keep stockholders and investors informed of our future plans, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and, from time to time, other reports and oral or written statements issued by us may contain, statements expressing our expectations and beliefs regarding our future results, goals, performance and objectives that are or may be deemed to be “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events, such as our ability to generate sufficient working capital, the amount of availability under our credit agreements, our ability to implement our strategic plan, and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. When used in this document, the words “anticipate,” “may,” “could,” “plan,” “project,” “should,” “would,” “predict,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

Our forward-looking statements are based upon management’s current expectations and beliefs. They are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of various factors, including, but not limited to, the impact of general economic and business conditions; our ability to access capital markets or otherwise obtain additional financing; our inability to realize the full value of merchandise currently in inventory as a result of underperforming sales; unanticipated increases in mailing and printing costs; the cost of additional overhead that may be required to expand our brands; changing customer tastes and buying trends; the inherent difficulty in forecasting consumer buying patterns and trends, and the possibility that any improvements in our product margins, or in customer response to our merchandise, may not be sustained; uncertainties related to our multi-channel model, and, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates or our other accounting estimates made in the preparation of our financial statements; as well as the various other risk factors set forth in our periodic and other reports filed with the SEC and in particular those factors set forth in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and other reports subsequently filed with the SEC. Accordingly, while we believe the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are made as of the date hereof or the date specified herein, based on information available to us as of such date, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. You are urged to consider all such factors. Except as required by law, we assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

From time to time, we have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured financial institutions that are in excess of the federally insured limit. We cannot be assured that we will not experience losses with respect to cash on deposit in excess of the federally insured limits. As of August 2, 2014, we did not hold any marketable securities and do not own any derivative financial instruments in our portfolio, thus we do not believe there is any material market risk exposure with respect to these items.

As of August 2, 2014, we had $5.4 million of outstanding borrowings under our Credit Agreement, thus we are exposed to market risk related to changes in interest rates. Loans under our Credit Agreement bear interest based at variable rates. Accordingly, any increase or decrease in the applicable interest rate on our borrowings under the Credit Agreement would increase or decrease interest expense and, accordingly, affect our net income or loss.

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

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Operating Officer have concluded that, as of the end of such period, August 2, 2014, that our disclosure controls and procedures were effective to ensure both that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended August 2, 2014 identified in connection with the evaluation thereof by our Chief Executive Officer and Chief Operating Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in litigation incidental to our business and, from time to time, we may make provisions for potential litigation losses. The Company is not a party to any material pending legal proceedings.

The information set forth in Part I, Note 17 to the Notes to Condensed Consolidated Financial Statements contained on page 16 under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2014, we issued 34,196 shares of common stock to certain non-employee directors in accordance with our director compensation program. Such issuances were exempt from the Securities Act in reliance on Section 4(a)(2) of the Securities Act exempting transactions by an issuer not involving any public offering.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On September 16, 2014, at the request of Tracy Gardner, Michael Zimmerman and Mario Ciampi, the Compensation Committee of the Board of Directors resolved to suspend compensation for Ms. Gardner, in her capacity as Chief Executive Officer, and for Messrs. Zimmerman and Ciampi, in their capacity as members of the Board of Directors, until further notice, effective immediately.

Item 6.	Exhibits

(A)	Exhibits

3.1	Amended and Restated Certification of Incorporation of Registrant (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on August 22, 2014).

10.1	dELiA*s, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on Schedule 14A with the Commission on May 16, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Operating Officer.*

32.1	Certification under section 906 by the Chief Executive Officer.*

32.2	Certification under section 906 by the Chief Operating Officer.*

101. INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s, Inc.

Date: September 16, 2014	By:	/s/ Tracy Gardner

Tracy Gardner
Chief Executive Officer

Date: September 16, 2014	By:	/s/ Brian Lex Austin-Gemas

Brian Lex Austin-Gemas
Chief Operating Officer